Form 10-Q
period 2019-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2019-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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
Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 29, 2019 was 38,239,923.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2019

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$354,895	$335,231	$706,535	$664,372
Operating expenses
Cost of services	165,108	163,232	331,884	324,756
Selling, general and administrative	81,099	76,514	165,424	155,033
Total operating expenses	246,207	239,746	497,308	479,789

Operating income	108,688	95,485	209,227	184,583
Other (expense) income
Interest (expense), net of interest income	(4,339)	(3,272)	(8,935)	(6,191)
Income before income taxes	104,349	92,213	200,292	178,392

Provision for income taxes	19,647	39,076	31,294	54,876
Net income	$84,702	$53,137	$168,998	$123,516

Basic earnings per common share	$2.23	$1.36	$4.44	$3.16
Diluted earnings per common share	$2.19	$1.33	$4.37	$3.11

Basic weighted average common shares	38,055	38,991	38,081	39,038
Diluted weighted average common shares	38,619	39,846	38,714	39,763

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2019	2018	2019	2018
Net income	$84,702	$53,137	$168,998	$123,516

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	527	(1,268)	1,565	(1,744)
Foreign currency translation adjustments	5,026	9,400	(4,478)	17,866
Other comprehensive income (loss)	5,553	8,132	(2,913)	16,122
Comprehensive income	$90,255	$61,269	$166,085	$139,638

* For the three and six months ended February 28, 2019, the unrealized gain on cash flow hedges was net of a tax expense of $179 and $767, respectively. For the three and six months ended February 28, 2018, the unrealized loss on cash flow hedges was net of a tax benefit of $902 and $1,190, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 28, 2019	August 31, 2018
ASSETS
Cash and cash equivalents	$218,335	$208,623
Investments	27,069	29,259
Accounts receivable, net of reserves of $5,376 at February 28, 2019 and $3,490 at August 31, 2018	176,356	156,639
Prepaid taxes	25,730	6,274
Prepaid expenses and other current assets	40,475	30,121
Total current assets	487,965	430,916

Property, equipment and leasehold improvements, net	104,829	100,545
Goodwill	700,029	701,833
Intangible assets, net	136,409	148,935
Deferred taxes	6,737	9,716
Other assets	29,025	27,502
TOTAL ASSETS	$1,464,994	$1,419,447

LIABILITIES
Accounts payable and accrued expenses	$66,846	$72,059
Accrued compensation	40,140	66,479
Deferred fees	59,178	49,700
Taxes payable	8,233	8,453
Dividends payable	24,385	24,443
Total current liabilities	198,782	221,134

Long-term debt	574,848	574,775
Deferred taxes	20,220	21,190
Deferred fees	8,475	7,833
Taxes payable	26,728	29,626
Deferred rent and other non-current liabilities	36,420	38,989
TOTAL LIABILITIES	$865,473	$893,547
Commitments and contingencies (see Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 39,690,225 and 39,264,849 shares issued, 38,100,165 and 38,192,586 shares outstanding at February 28, 2019 and August 31, 2018, respectively	397	393
Additional paid-in capital	732,538	667,531
Treasury stock, at cost: 1,590,060 and 1,072,263 shares at February 28, 2019 and August 31, 2018, respectively	(324,167)	(213,428)
Retained earnings	244,388	122,843
Accumulated other comprehensive loss	(53,635)	(51,439)
TOTAL STOCKHOLDERS’ EQUITY	$599,521	$525,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,464,994	$1,419,447

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168,998	$123,516
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,052	28,372
Stock-based compensation expense	16,140	15,420
Deferred income taxes	1,088	2,934
Loss on sale of assets	196	25
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(19,676)	(16,307)
Accounts payable and accrued expenses	(5,423)	147
Accrued compensation	(26,266)	(23,595)
Deferred fees	9,729	18,098
Taxes payable, net of prepaid taxes	(17,385)	17,166
Prepaid expenses and other assets	(10,327)	(11,915)
Deferred rent and other non-current liabilities	(646)	(186)
Other working capital accounts, net	74	14
Net cash provided by operating activities	145,554	153,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(7,927)	(9,487)
Proceeds from maturity of investments	10,041	9,872
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(21,482)	(12,375)
Net cash used in investing activities	(19,368)	(11,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(48,442)	(43,406)
Repurchases of common stock	(110,739)	(113,906)
Other financing activities	—	442
Proceeds from employee stock plans	43,362	48,784
Net cash used by financing activities	(115,819)	(108,086)

Effect of exchange rate changes on cash and cash equivalents	(655)	5,284
Net increase in cash and cash equivalents	9,712	38,897
Cash and cash equivalents at beginning of period	208,623	194,731
Cash and cash equivalents at end of period	$218,335	$233,628

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the three months ended February 28, 2019

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of November 30, 2018	39,447,491	$394	$694,078	1,366,613	$(278,146)	$184,071	$(59,188)	$541,209
Net income						84,702		84,702
Other comprehensive (loss) income							5,553	5,553
Common stock issued for employee stock plans	219,815	3	30,755					30,758
Vesting of restricted stock	22,919			8,502	(1,878)			(1,878)
Repurchases of common stock				214,945	(44,143)			(44,143)
Stock-based compensation expense			7,705					7,705
Dividends declared						(24,385)		(24,385)
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521

For the six months ended February 28, 2019

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						168,998		168,998
Other comprehensive (loss) income							(2,913)	(2,913)
Common stock issued for employee stock plans	349,846	4	48,867					48,871
Vesting of restricted stock	75,530			27,852	(6,155)			(6,155)
Repurchases of common stock				489,945	(104,584)			(104,584)
Stock-based compensation expense			16,140					16,140
Dividends declared						(48,756)		(48,756)
Cumulative effect of adoption of accounting standards*						1,303	717	2,020
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521

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

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the three months ended February 28, 2018

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock Shares Amount		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of November 30, 2017	52,101,426	$521	$775,509	12,991,346	$(1,638,384)	$1,507,301	$(26,730)	$618,217
Net income						53,137		53,137
Other comprehensive (loss) income							8,132	8,132
Common stock issued for employee stock plans	234,855	2	28,664					28,666
Vesting of restricted stock	3,561			1,343	(263)			(263)
Repurchases of common stock				420,000	(81,938)			(81,938)
Stock-based compensation expense			7,938					7,938
Dividends declared						(21,799)		(21,799)
Retirement of Treasury Shares	(13,292,689)	(133)	(186,717)	(13,292,689)	1,697,206	(1,510,356)
Balance as of February 28, 2018	39,047,153	$390	$625,394	120,000	$(23,379)	$28,283	$(18,598)	$612,090

For the six months ended February 28, 2018

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of August 31, 2017	51,845,132	$518	$741,748	12,822,100	$(1,606,678)	$1,458,823	$(34,720)	$559,691
Net income						123,516		123,516
Other comprehensive (loss) income							16,122	16,122
Common stock issued for employee stock plans	479,871	5	54,943					54,948
Vesting of restricted stock	14,839			5,563	(1,015)			(1,015)
Repurchases of common stock				585,026	(112,892)			(112,892)
Stock-based compensation expense			15,420					15,420
Dividends declared						(43,700)		(43,700)
Retirement of Treasury Shares	(13,292,689)	(133)	(186,717)	(13,292,689)	1,697,206	(1,510,355)
Balance as of February 28, 2018	39,047,153	$390	$625,394	120,000	$(23,379)	$28,283	$(18,598)	$612,090

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2019

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers proprietary and third-party content through desktop, web, mobile, and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company delivers insight and information to investment professionals through key workflow solutions including Research, Analytics, Wealth, and Content and Technology Solutions (“CTS”). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of February 28, 2019, The Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2019 that had a material impact on the consolidated financial statements.

New Accounting Standards or Updates Recently Adopted

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with clients and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The new guidance also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

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

The Company derives most of its revenues by providing client access to its hosted proprietary data and analytics platform, which can include various combinations of products and services available over the contractual term. The Company determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. FactSet recorded an opening cumulative increase to retained earnings of $2.5 million, or $2.0 million net of tax, during the first quarter of fiscal 2019, related to certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. Under the new standard, such up-front costs are recognized as an asset and amortized consistent with the associated revenue for providing the services. The adoption of the new standards did not materially change the Company’s accounting policy for revenue recognition and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 4 Revenue Recognition for further details.

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

Implementation Costs in a Cloud Computing Arrangement

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in August 2018, which related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be amortized over the term of the arrangement. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021, however the Company elected to early adopt this standard on a prospective basis during the first quarter of fiscal 2019. There was no impact to the Company’s consolidated financial statements as a result of the adoption of this standard, as FactSet is currently accounting for costs incurred in a cloud computing arrangement in accordance with the guidance provided in this standard.

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

Hedge Accounting Simplification

In August 2017, the FASB issued an accounting standard update to reduce the complexity of and simplify the application of hedge accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update but it is not expected to have a material impact on the consolidated financial statements.

No other new accounting pronouncements issued or effective as of February 28, 2019 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

In FactSet’s assessment of contracts with clients, the Company did identify a small portion of contracts with certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. In connection with the adoption of the new standard, these fulfillment costs are recognized as an asset and amortized consistent with the associated revenue for providing the services, which prior to adoption were expensed. As a result, during the first quarter of fiscal 2019, FactSet recorded an opening cumulative increase to Retained earnings of $2.5 million, or $2.0 million net of tax, with an offsetting increase related to the current asset portion in Prepaid expenses and other current assets and the non-current asset portion in Other assets based on the term of the license period. Prospectively, fulfillment costs will continue to be recognized in the same accounts used for the adoption impact, which include the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion, based on the term of the license period. The differences between the Company’s reported operating results for the three months and six months ended February 28, 2019, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported as if the accounting was performed pursuant to the accounting standards previously in effect, were not material. There are no significant judgements that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount FactSet is entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, the Company does not disclose the value of the remaining unsatisfied performance obligations.

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

The following table presents this disaggregation of revenue by geography:

	Three months ended February 28,		Six months ended February 28,
(in thousands)	2019	2018	2019	2018
U.S.	$223,315	$208,900	$445,518	$417,668
Europe	98,933	96,206	196,698	187,933
Asia Pacific	32,647	30,125	64,319	58,771
Total Revenue	$354,895	$335,231	$706,535	$664,372

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 28, 2019 or August 31, 2018.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2019 and August 31, 2018. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

	Fair Value Measurements at February 28, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$38,000	$—	$—	$38,000
Mutual funds (2)	—	18,541	—	18,541
Certificates of deposit (3)	—	8,528	—	8,528
Derivative instruments (4)	—	680	—	680
Total assets measured at fair value	$38,000	$27,749	$—	$65,749

Liabilities
Derivative instruments (4)	$—	$2,293	$—	$2,293
Total liabilities measured at fair value	$—	$2,293	$—	$2,293

	Fair Value Measurements at August 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75	$—	$—	$75
Mutual funds (2)	—	18,668	—	18,668
Certificates of deposit (3)	—	10,591	—	10,591
Derivative instruments (4)	—	90	—	90
Total assets measured at fair value	$75	$29,349	$—	$29,424

Liabilities
Derivative instruments (4)	$—	$4,036	$—	$4,036
Total liabilities measured at fair value	$—	$4,036	$—	$4,036

(1)

The Company’s corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in Cash and cash equivalents within the consolidated balance sheets.

(2)

The Company’s mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. As such, the Company’s mutual funds are classified as Level 2 and are included as Investments (short-term) on the consolidated balance sheets.

(3)

The Company’s certificates of deposit held for investment are valued at amortized cost, which approximates fair value and, therefore, are classified as Level 2. These certificates of deposit are not debt securities and have original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) within the consolidated balance sheets.

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

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets, including Goodwill and Intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the six months ended February 28, 2019, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of February 28, 2019, and August 31, 2018, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

6. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the Euro, British Pound Sterling, Indian Rupee, and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. See Note 17, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.

In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first six months of fiscal 2019 and 2018, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of February 28, 2019, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

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

●	Euro – foreign currency forward contracts to hedge approximately 78% of its Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in thousands, in U.S. dollars)	February 28, 2019	August 31, 2018	February 28, 2019	August 31, 2018
Philippine Peso	$39,000	$52,000	$680	$(1,230)
Indian Rupee	35,580	50,780	(1,506)	(1,490)
Euro	29,977	26,312	(622)	(503)
British Pound Sterling	6,682	18,995	(165)	(723)
Total	$111,239	$148,087	$(1,613)	$(3,946)

As of February 28, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.1 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 2.5 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was € 25.7 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £ 4.9 million.

Fair Value of Derivative Instruments

The following table provides a summary of the fair value amounts of derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	February 28, 2019	August 31, 2018
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$533	$90
	Other Assets	$147	$—

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,044	$1,731
	Deferred rent and other non-current liabilities	$249	$2,305

All derivatives were designated as hedging instruments as of February 28, 2019 and August 31, 2018.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2019 and 2018, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018	(Effective Portion)	2019	2018
Foreign currency forward contracts	$321	$(1,346)	SG&A	$(385)	$824

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2019 and 2018, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018	(Effective Portion)	2019	2018
Foreign currency forward contracts	$2,264	$(1,345)	SG&A	$(784)	$1,589

No amount of ineffectiveness was recorded in the consolidated statements of income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 28, 2019, the Company estimates that $1.5 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2019, and August 31, 2018, there were no material amounts recorded net on the consolidated balance sheets.

7. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Other comprehensive income for the three months ended February 28, 2019 and 2018 are as follows:

	February 28, 2019		February 28, 2018
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$5,026	$5,026	$9,400	$9,400
Net unrealized gain (loss) on cash flow hedges recognized in AOCL	706	527	(2,170)	(1,268)
Other comprehensive income	$5,732	$5,553	$7,230	$8,132

The components of Other comprehensive (loss) income for the six months ended February 28, 2019 and 2018 are as follows:

	February 28, 2019		February 28, 2018
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(4,478)	$(4,478)	$17,866	$17,866
Net unrealized gain (loss) on cash flow hedges recognized in AOCL	2,332	1,565	(2,934)	(1,744)
Other comprehensive (loss) income	$(2,146)	$(2,913)	$14,932	$16,122

The components of AOCL are as follows:

(in thousands)	February 28, 2019	August 31, 2018
Accumulated unrealized (gains) losses on cash flow hedges, net of tax	$(1,204)	$(3,486)
Accumulated foreign currency translation adjustments	(52,431)	(47,953)
Total accumulated other comprehensive loss	$(53,635)	$(51,439)

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

The U.S. segment serves investment professionals including financial institutions throughout the Americas. The Europe and Asia Pacific segments serve investment professionals located throughout Europe and Asia Pacific, respectively. Segment revenue reflects direct sales to clients based on their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.

Expenditures associated with the Company’s data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue. Of the total $700.0 million of goodwill reported by the Company at February 28, 2019, 55% was recorded in the U.S. segment, 44% in the Europe segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments, consistent with the Company’s management structure. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended February 28, 2019	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$223,315	$98,933	$32,647	$354,895
Segment operating income	$45,696	$43,248	$19,744	$108,688
Total assets	$792,573	$556,526	$115,895	$1,464,994
Capital expenditures	$7,254	$434	$4,269	$11,957

For the three months ended February 28, 2018	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$208,900	$96,206	$30,125	$335,231
Segment operating income	$38,527	$36,993	$19,965	$95,485
Total assets	$733,045	$634,472	$104,975	$1,472,492
Capital expenditures	$3,729	$755	$1,979	$6,463

(in thousands) For the six months ended February 28, 2019	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$445,518	$196,698	$64,319	$706,535
Segment operating income	$89,537	$82,337	$37,353	$209,227
Capital expenditures	$11,358	$1,697	$8,427	$21,482

For the six months ended February 28, 2018	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$417,668	$187,933	$58,771	$664,372
Segment operating income	$79,298	$69,963	$35,322	$184,583
Capital expenditures	$7,274	$2,279	$2,822	$12,375

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2019 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2018	$386,195	$312,694	$2,944	$701,833
Foreign currency translations	—	(1,793)	(11)	(1,804)
Balance at February 28, 2019	$386,195	$310,901	$2,933	$700,029

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2019 was 12.3 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first six months of fiscal 2019. If indicators of impairment are present, amortizable intangible assets are tested for impairment comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At February 28, 2019 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,135	$21,835	$12,300
Client relationships	98,148	32,801	65,347
Software technology	106,231	50,837	55,394
Non-compete agreements	4,860	2,815	2,045
Trade names	4,068	2,745	1,323
Total	$247,442	$111,033	$136,409

At August 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,992	$20,990	$13,002
Client relationships	98,882	29,387	69,495
Software technology	106,505	44,231	62,274
Non-compete agreements	4,840	2,381	2,459
Trade names	4,070	2,365	1,705
Total	$248,289	$99,354	$148,935

Amortization expense recorded for intangible assets was $5.8 million and $6.2 million for the three months ended February 28, 2019 and 2018, respectively. Amortization expense recorded for intangible assets was $11.7 million and $12.4 million for the six months ended February 28, 2019 and 2018, respectively. As of February 28, 2019, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows

Fiscal Year (in thousands)	Estimated Amortization Expense
2019 (remaining six months)	$11,927
2020	23,216
2021	21,252
2022	18,666
2023	13,844
Thereafter	47,504
Total	$136,409

11. COMMON STOCK AND EARNINGS PER SHARE

On February 15, 2019, FactSet’s Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on March 19, 2019 to common stockholders of record at the close of business on February 28, 2019.

Shares of common stock outstanding were as follows:

	Six Months ended February 28,
(in thousands)	2019	2018
Balance, beginning of year (September 1)	38,192	39,023
Common stock issued for employee stock plans	426	495
Repurchase of common stock from employees(1)	(28)	(6)
Repurchase of common stock under the share repurchase program	(490)	(585)
Balance at February 28, 2019 and 2018, respectively	38,100	38,927

(1)

For the six months ended February 28, 2019 and 2018, the Company repurchased 27,852 and 5,563 shares, or $6.1 million and $1.0 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2019
Basic EPS
Income available to common stockholders	$84,702	38,055	$2.23
Diluted EPS
Dilutive effect of stock options and restricted stock		564
Income available to common stockholders plus assumed conversions	$84,702	38,619	$2.19
For the three months ended February 28, 2018
Basic EPS
Income available to common stockholders	$53,137	38,991	$1.36
Diluted EPS
Dilutive effect of stock options and restricted stock		855
Income available to common stockholders plus assumed conversions	$53,137	39,846	$1.33
For the six months ended February 28, 2019
Basic EPS
Income available to common stockholders	$168,998	38,081	$4.44
Diluted EPS
Dilutive effect of stock options and restricted stock		633
Income available to common stockholders plus assumed conversions	$168,998	38,714	$4.37
For the six months ended February 28, 2018
Basic EPS
Income available to common stockholders	$123,516	39,038	$3.16
Diluted EPS
Dilutive effect of stock options and restricted stock		725
Income available to common stockholders plus assumed conversions	$123,516	39,763	$3.11

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were 447,709 stock options excluded from the calculation of diluted EPS for the three and six months ended February 28, 2019, because their inclusion would have been anti-dilutive. There were no stock options or unvested restricted stock awards excluded from the calculation of diluted EPS for the three and six months ended February 28, 2018.

Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is probable of being achieved. For the three and six months ended February 28, 2019, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 206,417. For the three and six months ended February 28, 2018, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 309,800.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 28, 2019 and August 31, 2018, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 28, 2019 and August 31, 2018, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 39,690,225 and 39,264,849 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital (“APIC”) by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a reduction to retained earnings ($1.5 billion). As of February 28, 2019, and August 31, 2018, there were 1,590,060 and 1,072,263 shares of treasury stock (at cost) outstanding, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended February 28, 2019 and 2018, the Company repurchased 214,945 shares for $44.1 million and 420,000 shares for $81.9 million, respectively. For the six months ended February 28, 2019 and 2018, the Company repurchased 489,945 shares for $104.6 million and 584,920 shares for $112.9 million, respectively. As of February 28, 2019, $137.2 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2019, previously granted restricted stock awards of 75,530 shares vested and were included in common stock outstanding as of February 28, 2019 (recorded net of 27,852 shares repurchased from employees at a cost of $6.1 million to cover their cost of taxes upon vesting of the restricted stock). During the same comparable period a year ago, 14,839 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2018 (recorded net of 5,563 shares repurchased from employees at a cost of $1.0 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends for the first six months of fiscal 2019 and 2018 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018
Second Quarter	$0.64	February 28, 2019	$24,385	March 19, 2019

Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,901	December 19, 2017
Second Quarter	$0.56	February 28, 2018	$21,799	March 20, 2018

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

Stock Option Activity

During the first six months of fiscal 2019, FactSet granted 460,713 stock options with a weighted average exercise price of $221.74 to existing employees of the Company.

A summary of stock option activity for the six months ended February 28, 2019 is as follows:

(in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2018	3,143	$153.05
Granted – non-performance-based	455	221.93
Exercised	(117)	132.81
Forfeited	(24)	169.47
Balance at November 30, 2018	3,457	$162.68
Granted – non-performance-based	6	207.84
Granted – non-employee Directors’ grant	21	207.88
Exercised	(207)	136.30
Forfeited	(61)	152.19
Balance at February 28, 2019	3,216	$164.42

The total number of in-the-money options exercisable as of February 28, 2019 was 1.2 million with a weighted average exercise price of $138.41. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2019 and August 31, 2018 was $116.5 million and $105.3 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price as of February 28, 2019 of $235.17, and the exercise price, multiplied by the number of options exercisable as of that date.

The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2019 and 2018 was $15.5 million and $17.2 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2019 and 2018 was $26.3 million and $35.2 million, respectively.

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

The following summarizes the material performance-based award outstanding as of February 28, 2019.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2019, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$2,369	$4,738
90%	$2,665	$5,331
100%	$2,961	$5,923

* Amounts represent the cumulative catch-up adjustment to be recorded if there were a change in the vesting percentage as of February 28, 2019.

Restricted Stock Awards

The Company’s Option Plan permits the issuance of restricted stock awards in the form of either restricted shares or restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock Awards Activity

During the first six months of fiscal 2019, FactSet granted 41,153 restricted stock awards to employees of the Company at a weighted average grant date fair value of $212.66. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of February 28, 2019, a total of 106,558 restricted stock awards were unvested and outstanding, which results in unamortized stock-based compensation of $16.1 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.6 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award

Balance at August 31, 2018	143		$139.34
Granted	41		$212.66
Forfeited	(1)		$200.18
Vested	(52	)(1)	$113.44
Balance at November 30, 2018	131		$172.48
Granted	—		$—
Forfeited	(1)		$184.64
Vested	(23	)(2)	$136.58
Balance at February 28, 2019	107		$187.62

(1)

The majority of the vested restricted stock awards related to the final vesting of awards granted on November 1, 2013, which cliff vested 60% after three years on November 1, 2016 and 40% after five years on November 1, 2018.

(2)	The majority of the vested restricted stock awards related to the final vesting of awards granted on February 9, 2015, which vested 100% on the four year anniversary date of the grant.

As of February 28, 2019, and August 31, 2018, the aggregate fair value of unvested restricted stock was $25.1 million and $32.8 million, respectively. Aggregate fair value of unvested restricted stock represents the Company’s closing stock prices of $235.17 and $229.39 on February 28, 2019 and August 31, 2018, respectively, multiplied by the number of unvested restricted stock as of that date.

The total pre-tax fair value of restricted stock that vested during the three months ended February 28, 2019 and 2018 was $5.1 million and $0.7 million, respectively. The total pre-tax fair value of restricted stock that vested during the six months ended February 28, 2019 and 2018 was $16.7 million and $2.7 million, respectively.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2018	6,298	282
Granted – non-performance-based options	(455)	—
Restricted stock awards granted(1)	(103)	—
Share-based awards canceled/forfeited(2)	25	—
Balance at November 30, 2018	5,765	282
Granted – non-performance-based options	(6)	(21)
Share-based awards canceled/forfeited(2)	65	3
Balance at February 28, 2019	5,824	264

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended February 28, 2019, employees purchased 12,624 shares at a price of $199.36 compared to 14,805 shares at a price of $171.23 for the three months ended February 28, 2018. During the six months ended February 28, 2019, employees purchased 25,719 shares at a price of $198.33 as compared to 34,394 shares at a price of $150.25 for the six months ended February 28, 2018. At February 28, 2019, the ESPP had 243,223 shares reserved for future issuance.

Employee Benefit Plans

FactSet sponsors benefit plans for the majority of its domestic and foreign employees. The Company contributed $2.6 million in employer matching contributions for its U.S. defined contribution plan for both the three months ended February 28, 2019 and 2018. During the six months ended February 28, 2019 and 2018, the Company contributed $5.2 million and $5.5 million in employer matching contributions for its U.S. defined contribution plan, respectively. Contributions to foreign benefit plans were not material to FactSet on either an individual or aggregate basis for any of the periods presented.

14. STOCK-BASED COMPENSATION

During the three months ended February 28, 2019 and 2018, the Company recognized total stock-based compensation expense of $7.7 million and $7.9 million, respectively. During the six months ended February 28, 2019 and 2018, the Company recognized total stock-based compensation expense of $16.1 million and $15.4 million, respectively. As of February 28, 2019, $87.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized for the three and six months ended February 28, 2019 or August 31, 2018, respectively.

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

Q1 2019	454,598 non-performance-based employee stock options were granted at a weighted average exercise price of $221.93 and a weighted average estimated fair value of $56.77 per share.

Q2 2019	6,115 non-performance-based employee stock options were granted at a weighted average exercise price of $207.84 and a weighted average estimated fair value of $53.18 per share.

Q1 2018	553,942 non-performance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.

Q2 2018	15,363 non-performance-based employee stock options were granted at a weighted average exercise price of $192.11 and a weighted average estimated fair value of $48.82 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended February 28,	2019			2018
Term structure of risk-free interest rate	2.48%	-	3.14%	1.28%	-	2.41%
Expected life (years)			7.1			7.4
Term structure of volatility	18%	-	25%	19%	-	29%
Dividend yield			1.15%			1.32%
Weighted average estimated fair value	$53.18			$48.82
Weighted average exercise price	$207.84			$192.11
Fair value as a percentage of exercise price			25.6%			25.4%

Six months ended February 28,	2019			2018
Term structure of risk-free interest rate	1.28%	-	3.14%	1.28%	-	2.41%
Expected life (years)			7.1			7.4
Term structure of volatility	18%	-	29%	19%	-	29%
Dividend yield			1.16%			1.32%
Weighted average estimated fair value	$56.72			$48.29
Weighted average exercise price	$221.74			$190.04
Fair value as a percentage of exercise price			25.6%			25.4%

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

Non-Employee Director Stock Option Fair Value Determinations

The Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the “Director Plan”), provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of February 28, 2019, shares available for future grant under the Director Plan was 263,956. The expiration date of the Director Plan is December 19, 2027.

The Company utilizes the Black-Scholes model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price, as well as, assumptions regarding several variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Fiscal 2019

On January 15, 2019, FactSet granted 20,576 stock options to the Company’s non-employee Directors. These options have a weighted average estimated fair value of $42.77 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.51%
Expected life (years)	5.4
Expected volatility	20.5%
Dividend yield	1.17%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares, while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first six months of fiscal 2019, there were 41,153 restricted stock awards granted, with a weighted average grant date fair value of $212.66. During the first six months of fiscal 2018, FactSet granted 961 restricted stock awards at a weighted average grant date fair value of $182.17.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 28, 2019, employees purchased 12,624 shares at a weighted average price of $199.36 as compared to 14,805 shares at a weighted average price of $171.23 for the three months ended February 28, 2018. During the six months ended February 28, 2019, employees purchased 25,719 shares at a weighted average price of $198.33 as compared to 34,394 shares at a weighted average price of $150.25 for the six months ended February 28, 2018. Stock-based compensation expense relating to the ESPP was $0.5 million for both the three months ended February 28, 2019 and 2018. Stock-based compensation expense related to the ESPP for the six months ended February 28, 2019 and 2018 was $1.0 million and $1.1 million, respectively.

The weighted average estimated fair value for the shares repurchased under the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended February 28,	2019	2018
Risk-free interest rate	2.42%	1.45%
Expected life (months)	3	3
Expected volatility	12.47%	13.9%
Dividend yield	1.09%	1.11%
Weighted average estimated fair value	$40.45	$35.02

Six months ended February 28,	2019	2018
Risk-free interest rate	2.35%	1.26%
Expected life (months)	3	3
Expected volatility	10.68%	10.52%
Dividend yield	1.10%	1.29%
Weighted average estimated fair value	$39.52	$29.76

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

15. INCOME TAXES

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended February 28,		Six months ended February 28,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$104,349	$92,213	$200,292	$178,392
Provision for income taxes	$19,647	$39,076	$31,294	$54,876
Effective tax rate	18.8%	42.4%	15.6%	30.8%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The lower effective tax rate for both the three and six months ended February 28, 2019, compared to the same periods a year ago, is mainly due to the enactment of the Tax Cuts and Jobs Act (“TCJA”). The TCJA imposed a one-time transition tax expense, resulting in $23.2 million being recorded in the second quarter of fiscal 2018. This impact was revised during the first and second quarters of fiscal 2019, resulting in a benefit of $2.3 million and $1.1 million, respectively, which positively impacted the six months ended February 28, 2019. The TCJA also lowered the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the timing of FactSet’s year end, the lower tax rate was fully applicable for the three and six months ended February 28, 2019, while being phased in during the same periods a year ago. The reduction in the U.S. corporate income tax rate required a remeasurement of the Company’s net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.2 million in the second quarter of fiscal 2018. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 28, 2019 due to R&D tax benefits and tax benefits associated with share-based payments. The decrease in the income tax provision for three and six months ended February 28, 2019 was partially offset by a $2.4 million income tax expense from the settlement with a tax authority recognized during the second quarter of fiscal 2019.

FactSet has finalized the accounting for the tax effects of the TCJA with respect to the one-time transition tax. The tax effects of the TCJA may be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

Deferred Tax Assets and Liabilities

The significant components of Deferred tax assets recorded within the consolidated balance sheets were as follows:

(in thousands)	February 28, 2019	August 31, 2018
Deferred tax assets:
Receivable reserve	$571	$599
Depreciation on property, equipment and leasehold improvements	3,110	1,032
Deferred rent	7,410	7,711
Stock-based compensation	13,333	14,827
Purchased intangible assets, including acquired technology	(25,269)	(24,059)
Other	7,582	9,606
Total deferred tax assets	$6,737	$9,716

The significant components of Deferred tax liabilities recorded within the consolidated balance sheets were as follows:

(in thousands)	February 28, 2019	August 31, 2018
Deferred tax liabilities:
Stock-based compensation	$(1,077)	$(946)
Purchased intangible assets, including acquired technology	20,368	22,429
Other	929	(293)
Total deferred tax liabilities	$20,220	$21,190

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

As of February 28, 2019, the Company had gross unrecognized tax benefits totaling $11.0 million recorded as non-current Taxes payable within the consolidated balance sheet. This amount includes $1.3 million of accrued interest. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2019:

(in thousands)
Unrecognized income tax benefits at August 31, 2018	$9,223
Additions based on tax positions related to the current year	1,493
Additions for tax positions of prior years	270
Unrecognized income tax benefits at February 28, 2019	$10,986

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2019, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2015	through	2018
State (various)	2015	through	2018
Europe
United Kingdom	2015	through	2018
France	2016	through	2018
Germany	2017	through	2018

16. DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	February 28, 2019	August 31, 2018
2017 Revolving Credit Facility (maturity date of March 17, 2020)	$575,000	$575,000

On March 17, 2017, the Company entered into a credit agreement (the “2017 Credit Agreement”) between FactSet, as the borrower, and PNC Bank, National Association (“PNC”), as the administrative agent and lender. As of February 28, 2019, the 2017 Credit Agreement provides for a $575.0 million revolving credit facility (the “2017 Revolving Credit Facility”). FactSet may request borrowings under the 2017 Revolving Credit Facility until its maturity date of March 17, 2020. The 2017 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $225.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The principal balance is payable in full on the maturity date.

On March 29, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) between FactSet, as the borrower, and PNC, as the administrative agent and lender. The 2019 Credit Agreement provides for a $750.0 million revolving credit facility (the “2019 Revolving Credit Facility”). In conjunction with FactSet’s entrance into the 2019 Credit Agreement, FactSet repaid its outstanding debt under the 2017 Credit Agreement on March 29, 2019. The total principal amount of the loan outstanding at the time of repayment was $575.0 million. See Note 18, Subsequent Events, for further discussion of the 2019 Credit Agreement.

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet at February 28, 2019. For the three months ended February 28, 2019 and 2018, the Company recorded interest expense of $5.1 million and $3.6 million on its outstanding debt amounts, respectively. For the six months ended February 28, 2019 and 2018, the Company recorded interest expense of $9.9 million and $7.0 million on its outstanding debt amounts, respectively. The principal balance is payable in full on the maturity date. As of February 28, 2019, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants of the 2017 Credit Agreement as of February 28, 2019.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

As of February 28, 2019, the Company continues to lease approximately 202,000 square feet of existing office space for its headquarters at 601 Merritt 7, Norwalk, Connecticut. On February 14, 2018, the Company entered a new lease to relocate its corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. The Company took possession of the newly leased property on January 1, 2019, for fit-out purposes. The Company will continue to occupy its existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during the six months ended February 28, 2019, the Company’s worldwide leased office space increased to approximately 2,015,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2035. Total minimum rental payments associated with the leases are recorded as rent expense (a component of Selling, General & Administrative “SG&A” expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of February 28, 2019, including the fully executed lease for its new headquarters in Norwalk, Connecticut are as follows:

(in thousands) Years ended August 31,	Minimum Lease Payments

2019 (remaining six months)	$21,353
2020	40,747
2021	38,723
2022	36,118
2023	34,001
Thereafter	252,132
Total	$423,074

For the three months ended February 28, 2019 and 2018, rent expense (including operating costs) for all operating leases amounted to $14.2 million and $13.5 million, respectively. For the six months ended February 28, 2019 and 2018, rent expense (including operating costs) for all operating leases amounted to $27.6 million and $26.5 million, respectively. As of February 28, 2019, deferred rent reported within the consolidated balance sheet totaled $36.9 million compared to $39.4 million as of August 31, 2018, of which $33.1 million and $33.6 million were reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities as of February 28, 2019 and August 31, 2018, respectively.

Approximately $3.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2019. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2019, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2018, the Company had total purchase commitments with suppliers of $79.0 million. There were no material changes in the Company’s purchase commitments during the first six months of fiscal 2019.

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

Legal Matters

FactSet accrues non-income-tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at February 28, 2019, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Sales Tax Matters

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information to determine if a Notice of Intention to Assess should be issued to FactSet. Based upon a preliminary review of the Massachusetts request, the Company believes the state might assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of February 28, 2019. While FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment and is required to pay it, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

Concentrations of Credit Risk

Cash equivalents

Cash and cash equivalents are maintained primarily with five financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions, with reputable credit, and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable

Accounts receivable are unsecured and derived from revenue earned from clients located around the globe. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenue in any period presented. At February 28, 2019, the Company’s largest individual client accounted for less than 3% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2018. As of February 28, 2019, the receivable reserve was $5.4 million compared to $3.5 million as of August 31, 2018.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company has incorporated counterparty credit risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. For derivative instruments, the Company calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom the Company has executed these derivative transactions. To mitigate counterparty credit risk, the Company enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. For the Company’s liabilities, as CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies. The Company does not expect any losses as a result of default of its counterparties.

Concentrations of Other Risk

Data Content Providers

Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data expenses for the six months ended February 28, 2019 and 2018, respectively.

18. SUBSEQUENT EVENT

2019 Credit Agreement

On March 29, 2019, the Company entered into the 2019 Credit Agreement between FactSet, as the borrower, and PNC, as the administrative agent and lender. The 2019 Credit Agreement provides for a $750.0 million revolving credit facility. FactSet may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. In conjunction with FactSet’s entrance into the 2019 Credit Agreement, FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, in the form of a LIBOR rate loan. FactSet will pay a commitment fee on the undrawn amount. On March 29, 2019 the borrowings from the 2019 Credit Agreement were used to retire all outstanding debt under the 2017 Credit Agreement.

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

Business Strategy

As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications across the investment lifecycle to create an open and scalable platform. We bring the front, middle and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business in each of our three segments which include the U.S., Europe, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources and concentrate on markets that demand our products. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflow solutions of Research, Analytics, Wealth, and Content and Technology Solutions.

Fiscal 2019 Second Quarter in Review

As of February 28, 2019, organic annual subscription value (“organic ASV”) plus professional services totaled $1.44 billion, an increase of 6.0% over the prior year comparable period. Revenue in the second quarter of fiscal 2019 was $354.9 million, an increase of 5.9% from the prior year comparable period. Revenue growth can be attributed primarily to our Analytics, Content and Technology Solutions (“CTS”) and Wealth workflows due to increased demand for our analytics, data and technology offerings.

Operating income grew 13.8% and diluted earnings per share (“EPS”) increased 64.7% compared to the prior year period. This increase in operating income was primarily driven by revenue growth of 5.9%, a foreign currency benefit from a stronger U.S. dollar reducing the operating expense impact, and a reduction in marketing expenses, partially offset by an increase in computer-related expenses and employee compensation. In addition to the drivers increasing operating income, diluted EPS also benefited from the enactment of the U.S. Tax Cuts and Jobs Act (“TCJA”) through a decrease in our effective tax rate, a one-time TCJA transition tax expense recorded in the second quarter of fiscal 2018, without a comparative impact during the second quarter of fiscal 2019, and a decrease in diluted shares outstanding mainly due to share repurchases.

As of February 28, 2019, employee count was 9,529, up 1.8% in the past 12 months, due primarily to an increase in net new employees of 4.3% in the Asia Pacific region, partially offset by a net decrease of 3.6% in the U.S. region. Of our total employees, 2,373 were located in the U.S., 1,252 in Europe and 5,904 in Asia Pacific.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended February 28,
(in millions, except client and user counts and per share data)	2019	2018	Change
Revenue	$354.9	$335.2	5.9%
Operating income	$108.7	$95.5	13.8%
Net income	$84.7	$53.1	59.4%
Diluted EPS	$2.19	$1.33	64.7%
Clients(1)	5,405	4,895	10.4%
Users	122,063	88,646	37.7%

(1)

In the first quarter of fiscal 2019, we changed our client count definition to include clients from the April 2017 acquisition of FactSet Digital Solutions Group (“FDSG”). The prior year client count was not restated to reflect this change.

The table below provides an unaudited reconciliation of ASV to organic ASV and Organic ASV + professional services:

	As of February 28,
(in millions, except client and user counts)	2019	2018	Change
As reported ASV	$1,420.7	$1,348.8
Currency impact to ASV	(1.2)	(8.7)
Organic ASV(1)	$1,419.5	$1,340.1	5.9%
Professional services fees	21.9	19.0
Organic ASV + Professional services	$1,441.4	$1,359.1	6.0%

(1)	Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency, and professional services.

Annual Subscription Value Growth

ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees billed in the last 12 months, which are not subscription-based. With proper notice provided to us, our clients can add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. As of February 28, 2019, our organic ASV totaled $1.42 billion, up 5.9% over the prior year comparable period. Organic ASV plus professional services increased to $1.44 billion as of February 28, 2019, up $82.3 million from the prior year, with a growth rate of 6.0%. As of February 28, 2019, ASV from the U.S. segment was $890.5 million, an increase of 5.8% from a year ago, and ASV from international operations was $530.2 million, an increase of 4.6% over the prior year. International ASV represents 37.3% of total ASV as of February 28, 2019, down from 37.6% in the prior year.

The increase in organic ASV across our geographic segments was driven by increased sales from our workflow solutions, mainly in Analytics and CTS, and from our annual price increase for the majority of our U.S. segment clients. The growth in the Analytics workflow is due to leveraging our existing client relationships to cross-sell our core portfolio analytics product. ASV growth in the CTS workflow is driven by sales of our core data feeds such as FactSet Fundamentals. The Wealth and Research workflows also had growth, driven by increased sales of our workstations, proprietary content sets, and our Research Management Solutions (“RMS”) across both buy and sell-side clients.

ASV increased in the U.S. segment primarily from our Analytics and CTS workflows, due to the increasing demand for our integrated analytics and data products, combined with our annual price increase. The price increase was $10.2 million, an increase comparable with the second quarter of fiscal 2018. The ASV increase from our international operations was due to the growth in the CTS and Research workflows in Asia Pacific, partially offset by cancellations in both Europe and Asia Pacific.

Buy-side and sell-side ASV growth rates for the second quarter of fiscal 2019 were 5.3% and 9.2%, respectively. Buy-side clients account for 83.9% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research.

Client and User Additions

Our total client count was 5,405 as of February 28, 2019, representing a net increase of 510 or 10.4% in the last 12 months. In the first quarter of fiscal 2019, we changed our client count definition to include clients from the April 2017 acquisition of FDSG. The prior year client count was not restated to reflect this change. Client count grew by 108 in the last three months primarily driven by an increase in corporate and wealth management clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.

As of February 28, 2019, there were 122,063 professionals using FactSet, representing a net increase of 33,417 or 37.7% in the last 12 months primarily driven by Wealth workstation sales. Our user count increased 6,854 in the past three months primarily driven by an increase in banking and wealth management users.

Annual client retention as of February 28, 2019 was greater than 95% of ASV and 91% when expressed as a percentage of clients. The cancellation rate for the second quarter of fiscal 2019 is consistent with the rate for the prior year comparable period. Our high retention rate reflects the strength of our business strategy as the majority of our clients maintain their subscriptions to the FactSet platform year over year. As of February 28, 2019, our largest individual client accounted for less than 3% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On February 15, 2019, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on March 19, 2019 to common stockholders of record at the close of business on February 28, 2019. We repurchased 214,945 shares for $44.1 million during the second quarter of fiscal 2019 under our existing share repurchase program. Over the last 12 months, we have returned $395.2 million to stockholders in the form of share repurchases and cash dividends, funded by cash generated from operations. As of February 28, 2019, $137.2 million remains authorized for future share repurchases.

Capital Expenditures

Capital expenditures in the second quarter of fiscal 2019 were $12.0 million, compared to $6.5 million a year ago. Capital expenditures of $7.4 million, or 62%, were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build out of office space, with $1.9 million related to the Philippines and $1.4 million related to the new corporate headquarters in Norwalk, Connecticut.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2019 and 2018, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2019	2018	Change	2019	2018	Change
Revenue	$354,895	$335,231	5.9%	$706,535	$664,372	6.3%
Cost of services	$165,108	$163,232	1.1%	$331,884	$324,756	2.2%
Selling, general and administrative	$81,099	$76,514	6.0%	$165,424	$155,033	6.7%
Operating income	$108,688	$95,485	13.8%	$209,227	$184,583	13.4%
Net income	$84,702	$53,137	59.4%	$168,998	$123,516	36.8%
Diluted earnings per common share	$2.19	$1.33	64.7%	$4.37	$3.11	40.5%
Diluted weighted average common shares	38,619	39,846		38,714	39,763

Revenue

Three months ended February 28, 2019 compared to three months ended February 28, 2018

Revenue for the three months ended February 28, 2019 was $354.9 million, increasing 5.9% compared to the prior year. Our organic revenue growth rate for the three months ended February 28, 2019 was 5.7% compared to the same period a year ago. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, foreign currency in all periods presented and deferred revenue fair value adjustments from purchase accounting. The increase in revenue was primarily driven by the Analytics, CTS, and Wealth workflows, combined with our annual price increase for the majority of our U.S. segment clients. Revenue growth in the Analytics workflow was primarily due to increased sales of the portfolio analytics product to existing clients. The growth in the CTS workflow was driven mainly by increased sales in core data feeds such as FactSet Fundamentals. The Wealth workflow also experienced revenue growth due to increased workstation sales. Cancellations for the second quarter of fiscal 2019 were consistent with the same period a year ago, and therefore did not materially impact the revenue growth comparative.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

Revenue for the six months ended February 28, 2019 was $706.5 million, increasing 6.3% compared to the prior year. Our organic revenue growth rate for the six months ended February 28, 2019 was 6.1% compared to the same period a year ago. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, foreign currency in all periods and deferred revenue fair value adjustments from purchase accounting. The increase in revenue was primarily driven by the Analytics, CTS and Wealth workflows, as well as, our annual price increase for the majority of our U.S. segment clients. Revenue growth in Analytics was due to an increase in sales of the portfolio analytics products to existing clients. Increased sales in the CTS workflow was driven by enterprise data feeds such as FactSet Fundamentals. Revenue growth in the Wealth workflow was due to higher sales of our workstation product. Although client retention remained high at over 95% of ASV for the six months ended February 28, 2019, revenue growth was partially offset by increased cancellations compared to the same period a year ago.

Revenue by Geographic Region

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2019	2018	Change	2019	2018	Change
U.S.	$223,315	$208,900	6.9%	$445,518	$417,668	6.7%
% of revenue	62.9%	62.3%		63.1%	62.9%
Europe	$98,933	$96,206	2.8%	$196,698	$187,933	4.7%
Asia Pacific	32,647	30,125	8.4%	64,319	58,771	9.4%
International	$131,580	$126,331	4.2%	$261,017	$246,704	5.8%
% of revenue	37.1%	37.7%		36.9%	37.1%
Consolidated	$354,895	$335,231	5.9%	$706,535	$664,372	6.3%

Three months ended February 28, 2019 compared to three months ended February 28, 2018

Revenue from our U.S. segment increased 6.9% to $223.3 million during the three months ended February 28, 2019, compared to $208.9 million from the same period a year ago, primarily due to the Wealth, Analytics, and CTS workflows, and our annual price increase for the majority of our U.S. segment clients. Organic revenue in the U.S. increased 6.8% compared to the same period a year ago. Revenue from our U.S. operations accounted for 62.9% of our consolidated revenue during the second quarter of fiscal 2019, comparable to the prior year period of 62.3%.

European revenue increased 2.8% to $98.9 million during the three months ended February 28, 2019, compared to $96.2 million from the same period a year ago. This increase was due to increased sales in the Analytics and CTS workflows, partially offset by limited cancellations in one region. Excluding the effects of acquisitions and dispositions completed in the last 12 months, foreign currency, and deferred revenue fair value adjustments from purchase accounting, European organic revenue increased 2.5% in the three months ended February 28, 2019 compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our European revenue growth rate by 30 basis points.

Asia Pacific revenue increased 8.4% to $32.6 million during the three months ended February 28, 2019 due to increased sales in the Research and CTS workflows. Asia Pacific organic revenue increased 8.3% for the three months ended February 28, 2019 compared to the same period a year ago.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

Revenue from our U.S. segment increased 6.7% to $445.5 million during the six months ended February 28, 2019, compared to $417.7 million from the same period a year ago, primarily due to the Wealth, Analytics and CTS workflows, and our annual price increase for the majority of our U.S. segment clients, partially offset by improved client retention. Organic revenue in the U.S. increased 6.5% compared to the same period a year ago. Revenue from our U.S. operations accounted for 63.1% of our consolidated revenue for the first six months of fiscal 2019, compared to the prior year period of 62.9%.

European revenue increased 4.7% to $196.7 million during the six months ended February 28, 2019, compared to $187.9 million from the same period a year ago. This increase was driven by sales in the Analytics and CTS workflows, partially offset by limited cancellations in one region. European organic revenue increased 3.9% in the six months ended February 28, 2019 compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our European revenue growth rate by 20 basis points.

Asia Pacific revenue increased 9.4% to $64.3 million during the six months ended February 28, 2019 due to increased sales in the Analytics, CTS and Research workflows. Asia Pacific organic revenue increased 9.5% for the six months ended February 28, 2019 compared to the same period a year ago.

Operating Expenses

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2019	2018	Change	2019	2018	Change
Cost of services	$165,108	$163,232	1.1%	$331,884	$324,756	2.2%
Selling, general and administrative	81,099	76,514	6.0%	165,424	155,033	6.7%
Total operating expenses	$246,207	$239,746	2.7%	$497,308	$479,789	3.7%

Operating Income	$108,688	$95,485	13.8%	$209,227	$184,583	13.4%
Operating Margin	30.6%	28.5%		29.6%	27.8%

Cost of Services

Three months ended February 28, 2019 compared to three months ended February 28, 2018

For the three months ended February 28, 2019, cost of services increased 1.1% to $165.1 million compared to $163.2 million in the same period a year ago, primarily due to an increase in computer-related expenses, partially offset by increased compensation costs. Cost of services, when expressed as a percentage of revenue, was 46.5% during the second quarter of fiscal 2019, a decrease of 220 basis points compared to the same period a year ago. This decrease was primarily due to revenue growth outpacing the growth of cost of services on a year over year basis, as well as a decrease in employee compensation and data costs, partially offset by higher computer-related expenses, when expressed as a percentage of revenue.

Employee compensation, when expressed as a percentage of revenue, decreased 230 basis points in the second quarter of fiscal 2019, compared to the same period a year ago. This decrease in employee compensation was primarily driven by a foreign currency benefit from a stronger U.S. dollar, and a shift in headcount distribution between our segments, partially offset by higher annual base salaries and employee benefit costs, including medical expenditures. Over the past 12 months, headcount grew by 168 net new employees, with net headcount growth of 4.3% in our centers of excellence in Asia Pacific, partially offset by a net headcount reduction of 3.6% in the U.S.

Data costs, when expressed as a percentage of revenue, decreased 30 basis points, due to a consistent spend in data costs year over year, compared to an increase in revenue growth. Computer-related expenses which includes depreciation, maintenance, software and other fees, increased 60 basis points, as a percentage of revenue, compared to the same period a year ago, primarily due to increased costs from cloud-based hosting and licensed software arrangements.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

For the six months ended February 28, 2019, cost of services increased 2.2% to $331.9 million, compared to $324.8 million for the same period a year ago. Cost of services, expressed as a percentage of revenues, were 47.0% during the first six months of fiscal 2019, a decrease of 190 basis points over the prior year period. This decrease was primarily due to lower employee compensation costs and contractor fees, partially offset by computer-related expenses.

Employee compensation, when expressed as a percentage of revenue, decreased 230 basis points for the six months ended February 28, 2019 compared to the prior year period. This decrease was primarily driven by a foreign currency benefit from a stronger U.S. dollar, a shift in headcount distribution across our segments, with an increase in net headcount in Asia Pacific and a reduction in net headcount in the U.S., partially offset by higher annual base salaries and employee benefit costs, including medical expenditures.

Contractor fees, when expressed as a percentage of revenue, decreased 30 basis points due primarily to a reduction in implementation projects and increased efficiencies. Computer-related expenses, as a percentage of revenue, increased 50 basis points primarily driven by increased costs from cloud-based hosting and licensed software arrangements.

Selling, General and Administrative

Three months ended February 28, 2019 compared to three months ended February 28, 2018

For the three months ended February 28, 2019, SG&A expenses increased 6.0% to $81.1 million, compared to $76.5 million in the same period a year ago primarily due to an increase in compensation expense, partially offset by a reduction in marketing expense. SG&A expenses, expressed as a percentage of revenue, were 22.9% during the second quarter of fiscal 2019, which was comparable with the prior year period. When expressed as a percentage of revenue, an increase in employee compensation expense and bad debt expense were partially offset by a reduction in marketing expenses compared with the same period a year ago.

Employee compensation, when expressed as a percentage of revenue, increased 30 basis points in the second quarter of fiscal 2019, compared with the same period a year ago. The increase was primarily driven by annual base salary increases and higher employee benefit costs, including medical expenditures. Marketing expenses decreased 40 basis points as a percentage of revenue, due to a realignment of our global marketing initiatives.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

For the six months ended February 28, 2019, SG&A expenses increased 6.7% to $165.4 million, compared to $155.0 million in the same period a year ago, primarily due to an increase in compensation expense and bad debt expense, partially offset by a reduction in marketing expense. SG&A expenses, expressed as a percentage of revenue, were 23.4% during the first six months of fiscal 2019, which was comparable with the prior year period. When expressed as a percentage of revenue, marketing expenses decreased, partially offset by higher bad debt expense, compared with the same period a year ago.

Marketing expenses decreased 30 basis points as a percentage of revenue, compared to the same period a year ago, due to a realignment of our global marketing initiatives.

Operating Income and Operating Margin

Three months ended February 28, 2019 compared to three months ended February 28, 2018

Operating income increased 13.8% to $108.7 million for the three months ended February 28, 2019 compared to $95.5 million in the prior year period. Operating income increased due to revenue growth, favorable foreign exchange rates and a reduction in marketing expenses, partially offset by an increase in computer-related expenses and employee compensation. Operating margin increased to 30.6% during the second quarter of fiscal 2019 compared to 28.5% in the prior year period. The increase in operating margin on a year over year basis was primarily due to revenue growth outpacing the growth in operating expenses, a reduction in employee compensation, marketing expenses, and data costs, partially offset by higher computer-related expenses and bad debt expense, when expressed as a percentage of revenue.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

Operating income increased 13.4% to $209.2 million for the six months ended February 28, 2019 compared to $184.6 million in the prior year period. Operating income increased due to revenue growth, favorable foreign exchange rates and a reduction in marketing expenses, partially offset by an increase in computer-related expenses, bad debt expense, and employee compensation. Operating margin increased to 29.6% during the first six months of fiscal 2019 compared to 27.8% in the prior year period. The increase in operating margin on a year over year basis was primarily due to revenue growth outpacing the growth in operating expenses, a reduction in compensation expense, marketing, and contractor fees, partially offset by higher computer-related expenses and bad debt expense, when expressed as a percentage of revenue.

Operating Income by Segment

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2019	2018	Change	2019	2018	Change
U.S.	$45,696	$38,527	18.6%	$89,537	$79,298	12.9%
Europe	43,248	36,993	16.9%	82,337	69,963	17.7%
Asia Pacific	19,744	19,965	(1.1)%	37,353	35,322	5.7%
Total Operating Income	$108,688	$95,485	13.8%	$209,227	$184,583	13.4%

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

Three months ended February 28, 2019 compared to three months ended February 28, 2018

U.S. operating income increased 18.6% to $45.7 million during the three months ended February 28, 2019 compared to $38.5 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 6.9%, partially offset by an increase in compensation expense, computer-related expenses and bad debt expense. Employee compensation increased primarily due to annual base salary increases and higher employee benefit costs, including medical expenditures, partially offset by a net reduction in headcount of 3.6% over the past 12 months. Computer-related expenses, which includes depreciation, maintenance, software and other fees, increased year over year primarily due to increased costs from cloud-based hosting and licensed software arrangements.

European operating income increased 16.9% to $43.2 million during the three months ended February 28, 2019 compared to $37.0 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 2.8% and a reduction in operating expenses driven mainly by a decrease in employee compensation expense, primarily due to a foreign currency benefit from a stronger U.S. dollar.

Asia Pacific operating income decreased 1.1% to $19.7 million during the three months ended February 28, 2019, compared to $20.0 million in the same period a year ago. The decrease in the Asia Pacific operating income was mainly due to an increase in employee compensation, partially offset by revenue growth of 8.4%. Employee compensation increased as a result of a 4.3% increase in our Asia Pacific workforce in the last 12 months, partially offset by a foreign currency benefit from a stronger U.S dollar.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

U.S. operating income increased 12.9% to $89.5 million during the six months ended February 28, 2019, compared to $79.3 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 6.7%, partially offset by an increase in computer-related expenses, data costs, and increased bad debt expense. Computer-related expenses, which includes depreciation, maintenance, software and other fees, increased year over year primarily due to increased costs from cloud-based hosting and licensed software arrangements. Data costs increased due to increased spend in variable data costs to drive revenue growth.

European operating income increased 17.7% to $82.3 million during the six months ended February 28, 2019 compared to $70.0 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 4.7% outpacing the growth of operating expenses, which were comparable on a year over year basis.

Asia Pacific operating income increased 5.7% to $37.4 million during the six months ended February 28, 2019, compared to $35.3 million in the same period a year ago. The increase in the Asia Pacific operating income was primarily due to revenue growth of 9.4%, partially offset by an increase in employee compensation and occupancy costs. Employee compensation increased due to net headcount growth of 4.3% over the past 12 months, with the increase primarily focused in the centers of excellence, partially offset by a foreign currency benefit from a stronger U.S. dollar. Occupancy costs increased due to the expansion of office space in India and the Philippines.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands, except for per share data)	2019	2018	Change	2019	2018	Change
Provision for income taxes	$19,647	$39,076	(49.7)%	$31,294	$54,876	(43.0)%
Net income	$84,702	$53,137	59.4%	$168,998	$123,516	36.8%
Diluted earnings per common share	$2.19	$1.33	64.7%	$4.37	$3.11	40.5%

Income Taxes

Three months ended February 28, 2019 compared to three months ended February 28, 2018

For the three months ended February 28, 2019, the provision for income taxes was $19.6 million, a decrease of 49.7% from the same period a year ago. The decrease was mainly due to the enactment of the Tax Cuts and Jobs Act (“TCJA”). The TCJA imposed a one-time transition tax expense, resulting in $23.2 million being recorded in the second quarter of fiscal 2018. This impact was revised during the second quarter of fiscal 2019, resulting in a benefit $1.1 million for the three months ended February 28, 2019. The TCJA also lowered the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the timing of our fiscal year end, the lower tax rate was fully applicable for the three months ended February 28, 2019, while phased in during the same periods a year ago. The reduction in the U.S. corporate income tax rate required a remeasurement of our net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.2 million in the second quarter of fiscal 2018. The decrease in the income tax provision was partially offset by a $2.4 million income tax expense from the settlement with a tax authority recognized during the second quarter of fiscal 2019.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

For the six months ended February 28, 2019, the provision for income taxes was $31.3 million, a decrease of 43.0% from the same period a year ago. The decrease was mainly due to the enactment of the TCJA. The TCJA imposed a $23.2 million one-time transition tax expense which was recorded in the second quarter of fiscal 2018. This impact was revised during the first and second quarters of fiscal 2019, resulting in a benefit of $2.3 million and $1.1 million, respectively, which positively impacted the six months ended February 2019. The TCJA also lowered the statutory U.S corporate income tax rate, which applied to the first six months of fiscal 2019 compared to the lower tax rate being phased in for the prior year comparable period. The first six months of fiscal 2018 included a remeasurement of our net U.S. deferred tax position resulting in a non-recurring tax charge of $2.2 million due to the reduction in the statutory federal rate. The decrease in the income tax provision was partially offset by a $2.4 million income tax expense from the settlement with a tax authority recognized during the second quarter of fiscal 2019.

Net Income and Diluted Earnings per Share

Three months ended February 28, 2019 compared to three months ended February 28, 2018

Net income increased 59.4% to $84.7 million and diluted earnings per share (“EPS”) increased 64.7% to $2.19 for the three months ended February 28, 2019, compared to the same period a year ago. Net income and diluted EPS increased due to higher operating income and a reduction in the income tax provision primarily due to the TCJA reform. Diluted EPS also benefited from a 1.2 million share reduction in our diluted weighted average shares outstanding mainly due to share repurchases.

Six months ended February 28, 2019 compared to six months ended February 28, 2018

Net income increased 36.8% to $169.0 million and diluted EPS increased 40.5% to $4.37 for the six months ended February 28, 2019, compared to the six months ended February 28, 2018. Net income and diluted EPS increased due to higher operating income, a reduction in the income tax provision primarily due to the TCJA reform, partially offset by an increase in interest expense associated with our outstanding debt. Diluted EPS also benefited from a 1.0 million share reduction in our diluted weighted average shares outstanding mainly due to share repurchases.

Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including organic revenue, adjusted operating margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.

Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The table below provides an unaudited reconciliation of revenues to organic revenues.

	Three Months Ended February 28,
(In thousands)	2019	2018	Change
Revenues	$354,895	$335,231	5.9%
Deferred revenue fair value adjustment(1)	1,299	2,087
Currency impact(2)	310	—
Organic revenues	$356,504	$337,318	5.7%

(1)	Deferred revenue fair value adjustments from purchase accounting.

(2)	The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended February 28,
(In thousands, except per share data)	2019	(1)	2018	(2)	Change
Operating income	$108,688		$95,485		13.8%
Intangible asset amortization	5,839		6,213
Deferred revenue fair value adjustment	1,299		2,087
Other items	2,417		2,239
Adjusted operating income	$118,243		$106,024		11.5%
Adjusted operating margin	33.2%		31.4%

Net income	$84,702		$53,137		59.4%
Intangible asset amortization(3)	4,742		4,924
Deferred revenue fair value adjustment(4)	1,055		1,654
Other items(5)	1,718		1,774
Income tax items	1,381		22,856
Adjusted net income	$93,598		$84,345		11.0%

Diluted earnings per common share	$2.19		$1.33		64.7%
Intangible asset amortization	0.12		0.12
Deferred revenue fair value adjustment	0.03		0.04
Other items	0.04		0.04
Income tax items	0.04		0.57
Adjusted diluted earnings per common share	$2.42		$2.12		14.2%
Weighted average common shares (Diluted)	38,619		39,846

(1)

Operating income, net income and diluted EPS in the second quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including severance, stock-based compensation expense, and occupancy costs. Net income and diluted EPS in the second quarter of fiscal 2019 were also primarily adjusted to exclude a settlement with a tax authority partially offset by income tax benefits primarily related to the TCJA.

(2)

Operating income, net income and diluted EPS in the second quarter of fiscal 2018 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including severance, stock-based compensation expense acceleration and restructuring actions. Net income and diluted EPS in the second quarter of fiscal 2018 were also primarily adjusted to exclude the one-time deemed repatriation tax on foreign earnings as a result of the TCJA.

(3)	The intangible asset amortization was recorded net of a tax impact of $1.1 million in the second quarter of fiscal 2019 compared to $1.3 million for the second quarter of fiscal 2018.

(4)	The deferred revenue fair value adjustment was recorded net of a tax impact of $0.2 million in the second quarter of fiscal 2019 compared to $0.4 million for the second quarter of fiscal 2018.

(5)	The other items were recorded net of a tax impact of $0.5 million for both the second quarter of fiscal 2019 and 2018.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Six months ended February 28,
(in thousands)	2019	2018
Net cash provided by operating activities	$145,554	$153,689
Capital expenditures(1)	(21,482)	(12,375)
Free cash flow(2)	$124,072	$141,314
Net cash used in investing activities	$(19,368)	$(11,990)
Net cash used in financing activities	$(115,819)	$(108,086)
Cash and cash equivalents at end of period	$218,335	$233,628

(1)	Included in net cash used in investing activities during each fiscal period reported.

(2)	Free cash flow is defined as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $218.3 million, or 14.9% of our total assets as of February 28, 2019, compared to $208.6 million, or 14.7% of our total assets as of August 31, 2018. Our cash and cash equivalents increased $9.7 million during the first six months of fiscal 2019 due to cash inflows related to $145.6 million of net cash provided by operating activities, $43.4 million in proceeds from the exercise of employee stock options and $2.1 million net proceeds from equity investments. These cash inflows were partially offset by cash outflows primarily related to $110.7 million in share repurchases (which includes $104.6 million under the existing share repurchase program and $6.1 million share purchased from employees to cover their cost of taxes upon vesting of restricted stock), $48.4 million in dividend payments, and $21.5 million of capital expenditures.

Net cash used in investing activities was $19.4 million in the first six months of fiscal 2019, representing a $7.4 million increase from the same period a year ago. This increase was due primarily to higher capital expenditures of $9.1 million, offset by net proceeds from equity investments (net of purchases) of $1.7 million.

Net cash used in financing activities was $115.8 million in the first six months of fiscal 2019, representing a $7.7 million increase in cash used in financing activities from the same period a year ago. The increase in cash used in financing activities was primarily due to a decrease in proceeds from employee stock plans of $5.4 million, an increase in dividend payments of $5.0 million, partially offset by a decrease in share purchases of $3.2 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash. As of February 28, 2019, our total Cash and cash equivalents worldwide was $218.3 million with $574.8 million in outstanding borrowings (net of $0.2 million of unamortized debt issuance costs). The total available cash and cash equivalents held in bank accounts located within the U.S. is $68.7 million, Europe (predominantly within the UK, France, and Germany) includes $110.3 and the remaining $39.3 million is held in the Asia Pacific segment. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Free cash flow generated in the six months ended February 28, 2019 was $124.1 million, a decrease of 12.2% compared to a year ago. Free cash flow is the result of $169.0 million of net income, plus $46.5 million of non-cash items, less $69.9 million of working capital changes and $21.5 million in capital expenditures. The year over year decrease to free cash flow was primarily driven by an increase in capital expenditures and the timing of tax payments made during the second quarter of fiscal 2019, partially offset by an increase in net income.

Capital Resources

Capital Expenditures

Capital expenditures were $12.0 million during the second quarter of fiscal 2019, compared to $6.5 million a year ago. Capital expenditures of $7.4 million, or 62%, were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build out of office space, with $1.9 million related to the Philippines and $1.4 million related to the new corporate headquarters in Norwalk, Connecticut.

Capital expenditures were $21.5 million during the first six months of fiscal 2019, compared with $12.4 million in the same period a year ago. Approximately $13.8 million, or 64%, of capital expenditures were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build out of office space, with $1.9 million related to the Philippines, $3.7 million related to India and $1.4 million related to the new corporate headquarters in Norwalk, Connecticut.

Capital Needs

Long-Term Debt

2017 Credit Agreement

On March 17, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) between FactSet, as the borrower, and PNC Bank, National Association (“PNC”), as the administrative agent and lender. As of February 28, 2019, the 2017 Credit Agreement provides for an unsecured $575.0 million revolving credit facility (the “2017 Revolving Credit Facility”). We may request borrowings under the 2017 Revolving Credit Facility until its maturity date of March 17, 2020. The 2017 Credit Agreement also allows us, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $225.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. At our option, a borrowing may be in the form of a base rate loan or a LIBOR rate loan. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. There are no prepayment penalties if we elect to prepay the outstanding loan amounts prior to the scheduled maturity date. The principal balance is payable in full on the maturity date.

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet, presented net of related loan origination fees at February 28, 2019. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended February 28, 2019 and 2018, we recorded interest expense of $5.1 million and $3.6 million on our outstanding debt amounts, respectively. During the six months ended February 28, 2019 and 2018, we recorded interest expense of $9.9 million and $7.0 million on our outstanding debt amounts, respectively. As of February 28, 2019, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants of the 2017 Credit Agreement as of February 28, 2019 and August 31, 2018.

As of February 28, 2019, the fair value of our long-term debt was $575.0 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

2019 Credit Agreement

On March 29, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) between FactSet, as the borrower, and PNC, as the administrative agent and lender. The 2019 Credit Agreement provides for a $750.0 million revolving credit facility (the “2019 Revolving Credit Facility”). We may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows, subject to certain requirements, for additional borrowings with PNC for an aggregate amount of up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. In conjunction with our entrance into the 2019 Credit Agreement, we borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, in the form of a LIBOR rate loan. We will pay a commitment fee on the undrawn amount. On March 29, 2019 the borrowings from the 2019 Credit Agreement were used to retire all outstanding debt under the 2017 Credit Agreement.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $3.3 million of standby letters of credit have been issued in connection with our leased office spaces as of February 28, 2019. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2019, and August 31, 2018, we were in compliance with all covenants contained in the standby letters of credit.

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

Over the next 12 months, our non-U.S. dollar denominated revenue expected to be recognized are estimated to be $90.5 million, while our non-U.S. dollar denominated expenses are estimated to be $324.6 million, which translates into a net foreign currency exposure of $234.1 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 75% of our employees were located as of February 28, 2019. During the second quarter of fiscal 2019, foreign currency movements increased operating income by $4.0 million, compared to a $2.0 million decrease to operating income a year ago. During the first six months of fiscal 2019, foreign currency movements increased operating income by $5.6 million, compared to a decrease in operating income of $1.9 million in the same period a year ago.

Foreign Currency Hedges

As of February 28, 2019, we maintained the following foreign currency forward contracts to hedge its exposures:

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

●	Euro – foreign currency forward contracts to hedge approximately 78% of its Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2019.

As of February 28, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.1 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 2.5 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was € 25.7 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £ 4.9 million.

There were no other outstanding foreign currency forward contracts as of February 28, 2019. A loss on derivatives of $0.4 million was recorded into operating income for the three months ended February 28, 2019, compared to a gain on derivatives of $0.8 million in the same period a year ago. For the six months ended February 28, 2019, a loss on derivatives of $0.8 million was recorded into operating income, compared to a gain on derivatives of $1.6 million in the prior year period.

Off-Balance Sheet Arrangements

At February 28, 2019 and August 31, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the second quarter of fiscal 2019, we repurchased 214,945 shares for $44.1 million under our existing share repurchase program compared to 420,000 shares for $81.9 million in the same period a year ago. During the first six months of fiscal 2019, we repurchased 489,945 shares for $104.6 million compared to 584,920 shares for $112.9 million in the prior year comparable period. Over the last 12 months, we have returned $395.2 million to stockholders in the form of share repurchases and dividends. As of February 28, 2019, $137.2 million is available for future share repurchases under the existing share repurchase program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2018, we had total purchase commitments of $79.0 million. There were no material changes in our purchase commitments during the first six months of fiscal 2019.

On February 14, 2018, we entered a new lease to relocate our corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. We took possession of the newly leased property on January 1, 2019, for fit-out purposes. We will continue to occupy our existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during fiscal 2019, our worldwide leased office space increased to approximately 2,015,000 square feet as of February 28, 2019, up 265,000 square feet, or 15.1% from August 31, 2018. Future minimum commitments for our operating leases in place as of February 28, 2019 totaled $423.1 million, an increase of $15.3 million from $407.8 million as of August 31, 2018, due to additional office space in India.

As disclosed earlier in the Capital Resources section of this MD&A, through the second quarter of fiscal 2019 we had $575.0 million outstanding under the 2017 Credit Agreement. The maturity date on the outstanding loan amount was March 17, 2020. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00% and was reported as Long-term debt within our Consolidated Balance Sheet at February 28, 2019. Also disclosed in the Capital Resources sections of this MD&A is the 2019 Credit Agreement we entered into on March 29, 2019, in which we borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which were used to retire all outstanding debt under the 2017 Credit Agreement.

There were no other significant changes to our contractual obligations during the first six months of fiscal 2019.

Dividends

On February 15, 2019, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on March 19, 2019, to common stockholders of record at the close of business on February 28, 2019. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.  The accounting policies used in preparing our consolidated financial statements for the first six months of fiscal 2019 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, with the exception of the accounting guidance adopted in the first quarter of fiscal 2019 related to revenue recognition.  Please see Note 4, Revenue Recognition, of this report for further details on the adoption of the new revenue recognition standard.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. There were no significant changes in our accounting policies or critical accounting estimates during the first six months of fiscal 2019.

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

Brexit

Volatility is expected to continue in the short term as the UK negotiates its exit from the European Union. The inability of UK politicians to agree on the terms of the departure from the European Union has had an adverse impact on the British economy, stagnating growth. The UK Parliament is reluctant to leave the European Union without a transitional deal, so it is expected that negotiations of the terms of the exit will be ongoing. We continue to monitor Brexit closely. Any impact from Brexit on us will depend, in part, on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets.

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

Business Outlook

The following forward-looking statements reflect our expectations as of March 26, 2019. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2019 Expectations:

We are confirming our guidance, provided in the first quarter of fiscal 2019, for the following metrics:

-	Organic ASV plus professional services is expected to increase in the range of $75.0 million and $90.0 million over fiscal 2018.

-	GAAP Revenues are expected to be in the range of $1.41 billion and $1.45 billion.

-	GAAP operating margin is expected to be in the range of 29.0% and 30.0%.

-	Adjusted operating margin is expected to be in the range of 31.5% and 32.5%.

We are updating our guidance, provided in the first quarter of fiscal 2019, for the following metrics:

-	Our annual effective tax rate is now expected to be in the range of 17% and 18%, primarily as a result of the TCJA.

-

GAAP diluted EPS is now expected to be in the range of $8.70 and $8.85. Adjusted diluted EPS is now expected to be in the range of $9.50 and $9.65. The midpoint of this guidance represents a 12% growth over the prior year.

Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2019.

Business Developments

Planned Departure of Senior Vice President, Principal Accounting Officer and Appointment of Interim Senior Vice President, Principal Accounting Officer

On February 8, 2019, we announced that Matthew J. McNulty, the Company’s Senior Vice President, Principal Accounting Officer, resigned from the Company. Brian G. Daly was appointed as Interim Senior Vice President, Principal Accounting Officer, effective February 8, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the Euro, British Pound Sterling, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $90.5 million while our non-U.S. dollar denominated expenses are estimated to be $324.6 million, which translates into a net foreign currency exposure of $234.1 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

Foreign Currency Hedges

As of February 28, 2019, we maintained the following foreign currency forward contracts to hedge our exposures:

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

●	Euro – foreign currency forward contracts to hedge approximately 78% of our Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the third quarter of fiscal 2019.

As of February 28, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.1 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 2.5 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was € 25.7 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £ 4.9 million.

A loss on derivatives of $0.4 million was recorded into operating income for the three months ended February 28, 2019, compared to a gain on derivatives of $0.8 million in the same period a year ago. For the six months ended February 28, 2019, a loss on derivatives of $0.8 million was recorded into operating income, compared to a gain on derivatives of $1.6 million in the prior year period. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2019. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $10.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 28, 2019, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2019, would have resulted in a decrease in operating income by $14.5 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2019 would have increased the fair value of total assets by $63.7 million and equity by $57.2 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our cash and cash equivalents and investments at February 28, 2019 was $245.4 million. Our Cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our consolidated balance sheet as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and cash equivalents and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

Debt

As of February 28, 2019, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. During the three months ended February 28, 2019 and 2018, we recorded interest expense of $5.1 million and $3.6 million, respectively, on our outstanding debt amounts. During the six months ended February 28, 2019 and 2018, we recorded interest expense of $9.9 million and $7.0 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change to our annual interest expense.

Technology Risk

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2019 to the risk factors identified in the Company’s fiscal 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity during the three months ended February 28, 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)(2)
December 2018	65,131	$198.44	65,000	$168,415
January 2019	150,387	$208.42	149,945	$137,165
February 2019	7,929	$221.13	—	$137,165
Total	223,447		214,945

(1)	Includes 214,945 shares purchased under the existing stock repurchase program, as well as 8,502 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2019	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN G. DALY
Brian G. Daly
Senior Vice President, Finance
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