Form 10-Q
period 2019-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2019-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________________

Form 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 1-11869

_________________________________________________

FACTSET RESEARCH SYSTEMS INC.

(Exact name of registrant as specified in its charter)

_________________________________________________

Delaware	13-3362547
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

601 Merritt 7, Norwalk, Connecticut	06851
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (203) 810-1000

_________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 28, 2019 was 38,255,947.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FDS	New York Stock Exchange Nasdaq Global Select Market

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2019

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2019	2018	2019	2018
Revenues	$364,533	$339,911	$1,071,068	$1,004,283
Operating expenses
Cost of services	163,832	165,073	495,716	489,829
Selling, general and administrative	83,461	81,573	248,885	236,606
Total operating expenses	247,293	246,646	744,601	726,435

Operating income	117,240	93,265	326,467	277,848
Other expense
Interest expense, net of interest income	3,856	3,754	12,791	9,945
Income before income taxes	113,384	89,511	313,676	267,903

Provision for income taxes	21,119	14,765	52,413	69,641
Net income	$92,265	$74,746	$261,263	$198,262

Basic earnings per common share	$2.41	$1.94	$6.85	$5.10
Diluted earnings per common share	$2.37	$1.91	$6.73	$5.01

Basic weighted average common shares	38,223	38,594	38,128	38,890
Diluted weighted average common shares	38,993	39,104	38,807	39,543

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2019	2018	2019	2018
Net income	$92,265	$74,746	$261,263	$198,262

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(160)	(2,361)	1,405	(4,105)
Foreign currency translation adjustments	(11,326)	(20,126)	(15,804)	(2,260)
Other comprehensive (loss) income	(11,486)	(22,487)	(14,399)	(6,365)
Comprehensive income	$80,779	$52,259	$246,864	$191,897

* For the three months ended May 31, 2019, the unrealized loss on cash flow hedges was net of a tax benefit of $65. For the nine months ended May 31, 2019, the unrealized gain on cash flow hedges was net of a tax expense of $702. For the three and nine months ended May 31, 2018, the unrealized loss on cash flow hedges was net of a tax benefit of $976 and $2,166, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2019	August 31, 2018
ASSETS
Cash and cash equivalents	$323,960	$208,623
Investments	26,355	29,259
Accounts receivable, net of reserves of $5,254 at May 31, 2019 and $3,490 at August 31, 2018	153,461	156,639
Prepaid taxes	10,365	6,274
Prepaid expenses and other current assets	35,030	30,121
Total current assets	549,171	430,916

Property, equipment and leasehold improvements, net	105,287	100,545
Goodwill	690,956	701,833
Intangible assets, net	129,205	148,935
Deferred taxes	5,997	9,716
Other assets	31,285	27,502
TOTAL ASSETS	$1,511,901	$1,419,447

LIABILITIES
Accounts payable and accrued expenses	$67,174	$72,059
Accrued compensation	42,515	66,479
Deferred fees	50,509	49,700
Taxes payable	3,820	8,453
Dividends payable	27,506	24,443
Total current liabilities	191,524	221,134

Long-term debt	574,129	574,775
Deferred taxes	19,006	21,190
Deferred fees	11,750	7,833
Taxes payable	24,323	29,626
Deferred rent and other non-current liabilities	36,760	38,989
TOTAL LIABILITIES	$857,492	$893,547
Commitments and contingencies (see Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 39,982,823 and 39,264,849 shares issued, 38,217,763 and 38,192,586 shares outstanding at May 31, 2019 and August 31, 2018, respectively	400	393
Additional paid-in capital	781,705	667,531
Treasury stock, at cost: 1,765,060 and 1,072,263 shares at May 31, 2019 and August 31, 2018, respectively	(371,722)	(213,428)
Retained earnings	309,147	122,843
Accumulated other comprehensive loss	(65,121)	(51,439)
TOTAL STOCKHOLDERS’ EQUITY	$654,409	$525,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,511,901	$1,419,447

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$261,263	$198,262
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,943	42,848
Stock-based compensation expense	24,135	23,241
Deferred income taxes	1,294	848
Loss on sale of assets	195	18
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	3,112	3,067
Accounts payable and accrued expenses	(4,783)	3,423
Accrued compensation	(23,672)	(20,629)
Deferred fees	4,826	13,027
Taxes payable, net of prepaid taxes	(2,232)	25,928
Other, net	(2,757)	(10,691)
Net cash provided by operating activities	305,324	279,342

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(8,180)	(9,608)
Proceeds from maturity or sale of investments	11,543	9,872
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(32,906)	(18,375)
Net cash used in investing activities	(29,543)	(18,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(75,769)	(65,037)
Repurchases of common stock	(158,294)	(235,869)
Repayment of debt	(575,000)	—
Proceeds from debt	575,000	—
Other financing activities	(901)	2,218
Proceeds from employee stock plans	78,926	57,529
Net cash used by financing activities	(156,038)	(241,159)

Effect of exchange rate changes on cash and cash equivalents	(4,406)	(1,742)
Net increase in cash and cash equivalents	115,337	18,330
Cash and cash equivalents at beginning of period	208,623	194,731
Cash and cash equivalents at end of period	$323,960	$213,061

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the three months ended May 31, 2019

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521
Net income						92,265		92,265
Other comprehensive (loss) income							(11,486)	(11,486)
Common stock issued for employee stock plans	292,598	3	41,172					41,175
Vesting of restricted stock								—
Repurchases of common stock				175,000	(47,555)			(47,555)
Stock-based compensation expense			7,995					7,995
Dividends declared						(27,506)		(27,506)
Balance as of May 31, 2019	39,982,823	$400	$781,705	1,765,060	$(371,722)	$309,147	$(65,121)	$654,409

For the nine months ended May 31, 2019

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						261,263		261,263
Other comprehensive (loss) income							(14,399)	(14,399)
Common stock issued for employee stock plans	642,444	7	90,039					90,046
Vesting of restricted stock	75,530			27,852	(6,155)			(6,155)
Repurchases of common stock				664,945	(152,139)			(152,139)
Stock-based compensation expense			24,135					24,135
Dividends declared						(76,263)		(76,263)
Cumulative effect of adoption of accounting standards*						1,304	717	2,021
Balance as of May 31, 2019	39,982,823	$400	$781,705	1,765,060	$(371,722)	$309,147	$(65,121)	$654,409

* Includes the cumulative effect of adoption of accounting standards primarily due to both the adoption of the new revenue recognition standard (ASC 606) resulting in a cumulative increase to retained earnings related to certain fulfillment costs and the accounting standard update related to the U.S. Tax Cuts and Jobs Act ("TCJA") providing for the reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects. See Notes 3 and 4 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the three months ended May 31, 2018

	Common Stock		Additional Paid-in	Treasury Stock Shares Amount		Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of February 28, 2018	39,047,153	$390	$625,394	120,000	$(23,379)	$28,283	$(18,598)	$612,090
Net income						74,746		74,746
Other comprehensive (loss) income							(22,487)	(22,487)
Common stock issued for employee stock plans	77,204	1	9,691					9,692
Vesting of restricted stock	224							—
Repurchases of common stock				620,000	(121,963)			(121,963)
Stock-based compensation expense			7,821					7,821
Dividends declared						(24,566)		(24,566)
Retirement of treasury shares								—
Balance as of May 31, 2018	39,124,581	$391	$642,906	740,000	$(145,342)	$78,463	$(41,085)	$535,333

For the nine months ended May 31, 2018

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share data)	Shares	Par Value	Capital	Shares	Amount	Earnings	Loss	Equity
Balance as of August 31, 2017	51,845,132	$518	$741,748	12,822,100	$(1,606,678)	$1,458,823	$(34,720)	$559,691
Net income						198,262		198,262
Other comprehensive (loss) income							(6,365)	(6,365)
Common stock issued for employee stock plans	557,075	6	64,634	106	(19)			64,621
Vesting of restricted stock	15,063			5,563	(1,014)			(1,014)
Repurchases of common stock				1,204,920	(234,836)			(234,836)
Stock-based compensation expense			23,241					23,241
Dividends declared						(68,267)		(68,267)
Retirement of treasury shares	(13,292,689)	(133)	(186,717)	(13,292,689)	1,697,205	(1,510,355)		—
Balance as of May 31, 2018	39,124,581	$391	$642,906	740,000	$(145,342)	$78,463	$(41,085)	$535,333

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2019

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. These clients include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers proprietary and third-party content through desktop, web, mobile, and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company delivers insight and information to investment professionals through key workflow solutions including Research, Analytics, Wealth, and Content and Technology Solutions ("CTS"). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying unaudited consolidated financial statements and notes of FactSet and its wholly-owned subsidiaries included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. The accompanying consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany activity and balances have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly the Company’s financial position, results of operations, equity and cash flows. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, filed with the Securities and Exchange Commission ("SEC") on October 30, 2018.

The Company has evaluated subsequent events through the date that the financial statements were issued.

Reclassification

Certain comparative figures in the Company's Consolidated Statement of Cash Flows have been reclassified to conform to the current year's presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of May 31, 2019, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2019 that had a material impact on the consolidated financial statements.

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

The standard allows two methods of adoption: i) retrospectively to each prior period presented ("full retrospective method"), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). FactSet adopted the new standard using the modified retrospective method as of the beginning of its first quarter of fiscal 2019.

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

No other new accounting pronouncements issued or effective as of May 31, 2019 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

In FactSet’s assessment of contracts with clients, the Company did identify a small portion of contracts with certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. In connection with the adoption of the new standard, these fulfillment costs are recognized as an asset and amortized consistent with the associated revenue for providing the services, which prior to adoption were expensed. As a result, during the first quarter of fiscal 2019, FactSet recorded an opening cumulative increase to Retained earnings of $2.5 million, or $2.0 million net of tax, with an offsetting increase related to the current asset portion in Prepaid expenses and other current assets and the non-current asset portion in Other assets based on the term of the license period. Prospectively, fulfillment costs will continue to be recognized in the same accounts used for the adoption impact, which include the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion, based on the term of the license period. The differences between the Company’s reported operating results for the three months and nine months ended May 31, 2019, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported as if the accounting was performed pursuant to the accounting standards previously in effect, were not material. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount FactSet is entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, the Company does not disclose the value of the remaining unsatisfied performance obligations.

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

The following table presents this disaggregation of revenue by geography:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
U.S.	$226,961	$210,308	$672,479	$627,976
Europe	102,499	98,856	299,197	286,789
Asia Pacific	35,073	30,747	99,392	89,518
Total Revenue	$364,533	$339,911	$1,071,068	$1,004,283

5. FAIR VALUE MEASURES

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2019 or August 31, 2018.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2019 and August 31, 2018. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

	Fair Value Measurements at May 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$100,249	$—	$—	$100,249
Mutual funds (2)	—	19,111	—	19,111
Certificates of deposit (3)	—	7,244	—	7,244
Derivative instruments (4)	—	294	—	294
Total assets measured at fair value	$100,249	$26,649	$—	$126,898

Liabilities
Derivative instruments (4)	$—	$2,131	$—	$2,131
Total liabilities measured at fair value	$—	$2,131	$—	$2,131

	Fair Value Measurements at August 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75	$—	$—	$75
Mutual funds (2)	—	18,668	—	18,668
Certificates of deposit (3)	—	10,591	—	10,591
Derivative instruments (4)	—	90	—	90
Total assets measured at fair value	$75	$29,349	$—	$29,424

Liabilities
Derivative instruments (4)	$—	$4,036	$—	$4,036
Total liabilities measured at fair value	$—	$4,036	$—	$4,036

(1)

The Company’s corporate money market funds are readily convertible into cash. The net asset value of each fund on the last day of the quarter is used to determine its fair value, as such, the Company’s corporate money market funds are classified as Level 1 and included in Cash and cash equivalents within the consolidated balance sheets.

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

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets, including Goodwill and Intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the nine months ended May 31, 2019, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of May 31, 2019, and August 31, 2018, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the Long-term debt is categorized as Level 2 in the fair value hierarchy.

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

In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the first nine months of fiscal 2019 and 2018, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of May 31, 2019, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

•	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020.

•

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2019, 50% of its exposure from the first quarter of fiscal 2020 through the third quarter of fiscal 2020, and 25% of its exposure during the fourth quarter of fiscal 2020.

•

Euro – foreign currency forward contracts to hedge approximately 75% of its Euro exposure through the first quarter of fiscal 2020, 50% of its exposure during the second quarter of fiscal 2020, and 25% of its exposure during the third quarter of fiscal 2020.

•	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2020.

The following is a summary of all hedging positions and corresponding fair values:

Currency Hedged	Gross Notional Value		Fair Value Asset (Liability)
(in thousands, in U.S. dollars)	May 31, 2019	August 31, 2018	May 31, 2019	August 31, 2018
Philippine Peso	$32,000	$52,000	$294	$(1,230)
Indian Rupee	26,830	50,780	(1,008)	(1,490)
Euro	44,748	26,312	(431)	(503)
British Pound Sterling	27,173	18,995	(692)	(723)
Total	$130,751	$148,087	$(1,837)	$(3,946)

As of May 31, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was ₱1.7 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was ₨1.8 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was €39.3 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £20.8 million.

Fair Value of Derivative Instruments

The following table provides a summary of the fair value amounts of derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	May 31, 2019	August 31, 2018
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$278	$90
	Other Assets	$16	$—

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,105	$1,731
	Deferred rent and other non-current liabilities	$26	$2,305

All derivatives were designated as hedging instruments as of May 31, 2019 and August 31, 2018.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2019 and 2018, respectively:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018	into Income (Effective Portion)	2019	2018
Foreign currency forward contracts	$(822)	$(2,296)	SG&A	$(597)	$1,041

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2019 and 2018, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018	into Income (Effective Portion)	2019	2018
Foreign currency forward contracts	$1,442	$(3,640)	SG&A	$(1,381)	$2,631

No amount of ineffectiveness was recorded in the consolidated statements of income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2019, the Company estimates that $1.8 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2019, and August 31, 2018, there were no material amounts recorded net on the consolidated balance sheets.

7. OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Other comprehensive loss for the three months ended May 31, 2019 and 2018 are as follows:

	May 31, 2019		May 31, 2018
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(11,326)	$(11,326)	$(20,126)	$(20,126)
Net unrealized loss on cash flow hedges recognized in AOCL	(225)	(160)	(3,337)	(2,361)
Other comprehensive income	$(11,551)	$(11,486)	$(23,463)	$(22,487)

The components of Other comprehensive loss for the nine months ended May 31, 2019 and 2018 are as follows:

	May 31, 2019		May 31, 2018
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(15,804)	$(15,804)	$(2,260)	$(2,260)
Net unrealized gain (loss) on cash flow hedges recognized in AOCL	2,107	1,405	(6,271)	(4,105)
Other comprehensive loss	$(13,697)	$(14,399)	$(8,531)	$(6,365)

The components of AOCL are as follows:

(in thousands)	May 31, 2019	August 31, 2018
Accumulated unrealized losses on cash flow hedges, net of tax	$(1,365)	$(3,486)
Accumulated foreign currency translation adjustments	(63,756)	(47,953)
Total accumulated other comprehensive loss	$(65,121)	$(51,439)

8. SEGMENT INFORMATION

Operating segments are defined as (i) components of an enterprise that engage in business activities from which they may earn revenue and incur expense, (ii) with operating results that are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. Executive management, along with the CEO, constitute FactSet’s chief operating decision making group ("CODMG"). Executive management consists of certain executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel, Chief Human Resources Officer and Head of Analytics & Trading. The CODMG reviews financial information at the operating segment level and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The U.S. segment serves investment professionals including financial institutions throughout the Americas. The Europe and Asia Pacific segments serve investment professionals located throughout Europe and Asia Pacific, respectively. Segment revenue reflects direct sales to clients based on their respective geographic locations. Each segment records compensation expense (including stock-based compensation), amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.

Expenditures associated with the Company’s data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all the Company’s operating segments, and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue.

The following reflects the results of operations of the segments, consistent with the Company’s management structure. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands)
For the three months ended May 31, 2019	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$226,961	$102,499	$35,073	$364,533
Segment operating income	$51,012	$44,793	$21,435	$117,240
Total assets	$820,078	$569,609	$122,214	$1,511,901
Capital expenditures	$8,664	$439	$2,321	$11,424

For the three months ended May 31, 2018	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$210,308	$98,856	$30,747	$339,911
Segment operating income	$37,986	$37,381	$17,898	$93,265
Total assets	$728,517	$572,867	$105,788	$1,407,172
Capital expenditures	$2,830	$537	$2,633	$6,000

(in thousands)
For the nine months ended May 31, 2019	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$672,479	$299,197	$99,392	$1,071,068
Segment operating income	$140,549	$127,130	$58,788	$326,467
Capital expenditures	$20,022	$2,136	$10,748	$32,906

For the nine months ended May 31, 2018	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$627,976	$286,789	$89,518	$1,004,283
Segment operating income	$117,285	$107,344	$53,219	$277,848
Capital expenditures	$10,104	$2,816	$5,455	$18,375

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2019 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2018	$386,195	$312,694	$2,944	$701,833
Foreign currency translations	—	(10,940)	63	(10,877)
Balance at May 31, 2019	$386,195	$301,754	$3,007	$690,956

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2019 was 12.4 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first nine months of fiscal 2019. If indicators of impairment are present, amortizable intangible assets are tested for impairment comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At May 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$32,922	$21,537	$11,385
Client relationships	96,713	34,118	62,595
Software technology	106,085	53,813	52,272
Non-compete agreements	4,815	2,977	1,838
Trade names	4,021	2,906	1,115
Total	$244,556	$115,351	$129,205

At August 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,992	$20,990	$13,002
Client relationships	98,882	29,387	69,495
Software technology	106,505	44,231	62,274
Non-compete agreements	4,840	2,381	2,459
Trade names	4,070	2,365	1,705
Total	$248,289	$99,354	$148,935

Amortization expense recorded for intangible assets was $6.0 million and $6.2 million for the three months ended May 31, 2019 and 2018, respectively. Amortization expense recorded for intangible assets was $17.7 million and $18.6 million for the nine months ended May 31, 2019 and 2018, respectively. As of May 31, 2019, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2019 (remaining three months)	$5,866
2020	22,871
2021	21,529
2022	18,759
2023	13,670
Thereafter	46,510
Total	$129,205

11. COMMON STOCK AND EARNINGS PER SHARE

On May 17, 2019, FactSet’s Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.5 million was paid on June 18, 2019 to common stockholders of record at the close of business on May 31, 2019.

Shares of common stock outstanding were as follows:

	Nine Months Ended May 31,
(in thousands)	2019	2018
Balance, beginning of year at September 1, 2018 and 2017, respectively	38,192	39,023
Common stock issued for employee stock plans	719	572
Repurchase of common stock from employees(1)	(28)	(5)
Repurchase of common stock under the share repurchase program	(665)	(1,205)
Balance at May 31, 2019 and 2018, respectively	38,218	38,385

(1)

For the nine months ended May 31, 2019 and 2018, the Company repurchased 27,852 and 5,563 shares, or $6.2 million and $1.0 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2019
Basic EPS
Income available to common stockholders	$92,265	38,223	$2.41
Diluted EPS
Dilutive effect of stock options and restricted stock		770
Income available to common stockholders plus assumed conversions	$92,265	38,993	$2.37
For the three months ended May 31, 2018
Basic EPS
Income available to common stockholders	$74,746	38,594	$1.94
Diluted EPS
Dilutive effect of stock options and restricted stock		510
Income available to common stockholders plus assumed conversions	$74,746	39,104	$1.91
For the nine months ended May 31, 2019
Basic EPS
Income available to common stockholders	$261,263	38,128	$6.85
Diluted EPS
Dilutive effect of stock options and restricted stock		679
Income available to common stockholders plus assumed conversions	$261,263	38,807	$6.73
For the nine months ended May 31, 2018
Basic EPS
Income available to common stockholders	$198,262	38,890	$5.10
Diluted EPS
Dilutive effect of stock options and restricted stock		653
Income available to common stockholders plus assumed conversions	$198,262	39,543	$5.01

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were 1,810 stock options excluded from the calculation of diluted EPS for the three and nine months ended May 31, 2019, because their inclusion would have been anti-dilutive. There were no stock options or unvested restricted stock awards excluded from the calculation of diluted EPS for the three and nine months ended May 31, 2018.

Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is probable of being achieved. For the three and nine months ended May 31, 2019, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 206,417. For the three and nine months ended May 31, 2018, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 249,443.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2019 and August 31, 2018, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2019 and August 31, 2018, there were 150,000,000 shares of common stock ($0.01 par value per share) authorized, of which 39,982,823 and 39,264,849 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital ("APIC") by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a reduction to retained earnings ($1.5 billion). As of May 31, 2019, and August 31, 2018, there were 1,765,060 and 1,072,263 shares of treasury stock (at cost) outstanding, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended May 31, 2019 and 2018, the Company repurchased 175,000 shares for $47.6 million and 620,000 shares for $122.0 million, respectively. For the nine months ended May 31, 2019 and 2018, the Company repurchased 664,945 shares for $152.1 million and 1,204,920 shares for $234.8 million, respectively. As of May 31, 2019, $89.6 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On June 24, 2019, the Board of Directors of FactSet approved a $210.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $299.6 million is available for future repurchases.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2019, previously granted restricted stock awards of 75,530 shares vested and were included in common stock outstanding as of May 31, 2019 (recorded net of 27,852 shares repurchased from employees at a cost of $6.2 million to cover their cost of taxes upon vesting of the restricted stock). During the same comparable period a year ago, 15,063 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2018 (recorded net of 5,563 shares repurchased from employees at a cost of $1.0 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends for the first nine months of fiscal 2019 and 2018 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018
Second Quarter	$0.64	February 28, 2019	$24,385	March 19, 2019
Third Quarter	$0.72	May 31, 2019	$27,506	June 18, 2019

Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,902	December 19, 2017
Second Quarter	$0.56	February 28, 2018	$21,799	March 20, 2018
Third Quarter	$0.64	May 31, 2018	$24,566	June 19, 2018

All the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

The FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "Long Term Incentive Plan" or "LTIP") provides for the grant of share-based awards, including stock options and restricted stock awards to employees of FactSet. The expiration date of the Long Term Incentive Plan is December 19, 2027. Stock options granted under the LTIP expire not more than ten years from the date of grant and the majority vest ratably over a period of five years. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, the options may be exercised only by the grantee.

Stock Option Activity

During the first nine months of fiscal 2019, FactSet granted 463,033 stock options with a weighted average exercise price of $221.97 to existing employees of the Company. A summary of stock option activity for the nine months ended May 31, 2019 is as follows:

(in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2018	3,143	$153.05
Granted – non-performance-based employee grant	455	221.93
Exercised	(117)	132.81
Forfeited	(24)	169.47
Balance at November 30, 2018	3,457	$162.68
Granted – non-performance-based employee grant	6	207.84
Granted – non-employee Directors’ grant	21	207.88
Exercised	(207)	136.30
Forfeited	(61)	152.19
Balance at February 28, 2019	3,216	$164.42
Granted – non-performance-based employee grant	2	267.02
Exercised	(279)	137.82
Forfeited	(73)	168.42
Balance at May 31, 2019	2,866	$167.00

The total number of in-the-money options exercisable as of May 31, 2019 was 0.9 million with a weighted average exercise price of $138.85. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2019 and August 31, 2018 was $131.2 million and $105.3 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price as of May 31, 2019 of $278.20 and the exercise price, multiplied by the number of options exercisable as of that date.

The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2019 and 2018 was $32.1 million and $5.2 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2019 and 2018 was $58.4 million and $40.3 million, respectively.

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

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options were scheduled to vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date, if certain BISAM revenue and operating income targets were achieved by March 31, 2019. In the third quarter of fiscal 2019, it was determined that the performance criteria were not achieved by March 31, 2019, and, as such, the options were forfeited and no stock-based compensation expense was recorded for this performance-based option grant for the three and nine months ended May 31, 2019.

Restricted Stock Awards

The Company’s Option Plan permits the issuance of restricted stock awards in the form of either restricted shares or restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock Awards Activity

During the first nine months of fiscal 2019, FactSet granted 41,418 restricted stock awards to employees of the Company at a weighted average grant date fair value of $212.94. These restricted stock awards vest over a weighted average period of 5.0 years from grant date. As of May 31, 2019, a total of 104,136 restricted stock awards were unvested and outstanding. This resulted in an unamortized stock-based compensation balance of $14.9 million, which will be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.4 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2018	143		$139.34
Granted	41		$212.66
Forfeited	(1)		$200.18
Vested	(52	) (1)	$113.44
Balance at November 30, 2018	131		$172.48
Granted	—		$—
Forfeited	(1)		$184.64
Vested	(23	) (2)	$136.58
Balance at February 28, 2019	107		$187.62
Granted	—		$—
Forfeited	(3)		$177.29
Vested	—		$—
Balance at May 31, 2019	104		$180.09

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

As of May 31, 2019, and August 31, 2018, the aggregate fair value of unvested restricted stock was $29.0 million and $32.8 million, respectively. Aggregate fair value of unvested restricted stock represents the Company’s closing stock prices on May 31, 2019 and August 31, 2018 of $278.20 and $229.39, respectively, multiplied by the number of unvested restricted stock as of that comparable date.

No restricted stock vested during the three months ended May 31, 2019. The total pre-tax fair value of restricted stock that vested during the three months ended May 31, 2018 was less than $0.1 million. The total pre-tax fair value of restricted stock that vested during the nine months ended May 31, 2019 and 2018 was $16.7 million and $2.8 million, respectively.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2018	6,298	282
Granted – non-performance-based options	(455)	—
Restricted stock awards granted(1)	(103)	—
Share-based awards canceled/forfeited(2)	25	—
Balance at November 30, 2018	5,765	282
Granted – non-performance-based options	(6)	(21)
Share-based awards canceled/forfeited(2)	65	3
Balance at February 28, 2019	5,824	264
Granted – non-performance-based options	(2)	—
Restricted stock awards granted(1)	(1)	—
Share-based awards canceled/forfeited(2)	80	—
Balance at May 31, 2019	5,901	264

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

Shares of FactSet common stock may be purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and a $25,000 contribution limit during an offering period.

During the three months ended May 31, 2019, employees purchased 13,350 shares at a price of $201.54 compared to 16,312 shares at a price of $170.86 for the three months ended May 31, 2018. During the nine months ended May 31, 2019, employees purchased 39,069 shares at a weighted average price of $199.43 as compared to 50,706 shares at a weighted average price of $156.88 for the nine months ended May 31, 2018. At May 31, 2019, the ESPP had 229,873 shares reserved for future issuance.

Employee Benefit Plans

FactSet sponsors benefit plans for the majority of its domestic and foreign employees. The Company contributed $3.0 million in employer matching contributions for its U.S. defined contribution plan for both the three months ended May 31, 2019 and 2018. During the nine months ended May 31, 2019 and 2018, the Company contributed $8.2 million and $8.5 million in employer matching contributions for its U.S. defined contribution plan, respectively. Contributions to foreign benefit plans were not material to FactSet on either an individual or aggregate basis for any of the periods presented.

14. STOCK-BASED COMPENSATION

During the three months ended May 31, 2019 and 2018, the Company recognized total stock-based compensation expense of $8.0 million and $7.8 million, respectively. During the nine months ended May 31, 2019 and 2018, the Company recognized total stock-based compensation expense of $24.1 million and $23.2 million, respectively. As of May 31, 2019, $80.0 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.1 years. There was no stock-based compensation capitalized for the three and nine months ended May 31, 2019 or 2018.

Employee Stock Option Fair Value Determinations

The Company utilizes the lattice-binomial option-pricing model ("binomial model") to estimate the fair value of new employee stock option grants. The binomial model is affected by the Company’s stock price, as well as, assumptions regarding several variables, which include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors, to determine the grant date stock option award fair value.

Q1 2019	454,598 non-performance-based employee stock options were granted at a weighted average exercise price of $221.93 and a weighted average estimated fair value of $56.77 per share.
Q2 2019	6,115 non-performance-based employee stock options were granted at a weighted average exercise price of $207.84 and a weighted average estimated fair value of $53.18 per share.
Q3 2019	2,320 non-performance-based employee stock options were granted at a weighted average exercise price of $267.02 and a weighted average estimated fair value of $68.33 per share.
Q1 2018	553,942 non-performance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.
Q2 2018	15,363 non-performance-based employee stock options were granted at a weighted average exercise price of $192.11 and a weighted average estimated fair value of $48.82 per share.
Q3 2018	There were no employee stock options granted during the three months ended May 31, 2018.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three Months Ended May 31,	2019			2018*
Term structure of risk-free interest rate	2.48%	-	3.14%	—
Expected life (years)			7.1	—
Term structure of volatility	18%	-	25%	—
Dividend yield			1.15%	—
Weighted average estimated fair value			$68.33	—
Weighted average exercise price			$267.02	—
Fair value as a percentage of exercise price			25.6%	—

* There were no employee stock options granted during the three months ended May 31, 2018.

Nine Months Ended May 31,	2019			2018
Term structure of risk-free interest rate	1.28%	-	3.14%	1.28%	-	2.41%
Expected life (years)			7.1			7.4
Term structure of volatility	18%	-	29%	19%	-	29%
Dividend yield			1.15%			1.32%
Weighted average estimated fair value			$56.78			$48.29
Weighted average exercise price			$221.97			$190.04
Fair value as a percentage of exercise price			25.6%			25.4%

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

Non-Employee Director Stock Option Fair Value Determinations

The Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the "Director Plan"), provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of May 31, 2019, shares available for future grant under the Director Plan was 263,956. The expiration date of the Director Plan is December 19, 2027.

The Company utilizes the Black-Scholes model to estimate the fair value of new non-employee Director stock option grants. The Black-Scholes model is affected by the Company’s stock price, as well as, assumptions regarding several variables, which include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors, to determine the grant date stock share-based payment award fair value.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees, entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares, while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The expense associated with restricted stock awards is amortized over the vesting period. During the first nine months of fiscal 2019, there were 41,418 restricted stock awards granted, with a weighted average grant date fair value of $212.94. During the first nine months of fiscal 2018, FactSet granted 961 restricted stock awards at a weighted average grant date fair value of $182.17.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2019, employees purchased 13,350 shares at a weighted average price of $201.54 as compared to 16,312 shares at a weighted average price of $170.86 for the three months ended May 31, 2018. During the nine months ended May 31, 2019, employees purchased 39,069 shares at a weighted average price of $199.43 as compared to 50,706 shares at a weighted average price of $156.88 for the nine months ended May 31, 2018. Stock-based compensation expense related to the ESPP was $0.6 million for both the three months ended May 31, 2019 and 2018. Stock-based compensation expense related to the ESPP was $1.6 million for both the nine months ended May 31, 2019 and 2018.

The weighted average estimated fair value for the shares repurchased under the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three Months Ended May 31,	2019	2018
Risk-free interest rate	2.43%	1.81%
Expected life (months)	3	3
Expected volatility	10.58%	10.07%
Dividend yield	1.21%	1.26%
Weighted average estimated fair value	$40.11	$34.39

Nine Months Ended May 31,	2019	2018
Risk-free interest rate	2.38%	1.43%
Expected life (months)	3	3
Expected volatility	10.65%	10.38%
Dividend yield	1.13%	1.28%
Weighted average estimated fair value	$39.73	$31.25

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2019	2018	2019	2018
Income before income taxes	$113,384	$89,511	$313,676	$267,903
Provision for income taxes	$21,119	$14,765	$52,413	$69,641
Effective tax rate	18.6%	16.5%	16.7%	26.0%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2019 mainly due to R&D tax benefits and tax benefits associated with share-based payments.

The provision for income taxes increased for the three months ended May 31, 2019, compared to the same period a year ago. The provision for the three months ended May 31, 2019 included a net $4.5 million income tax expense from finalizing prior years’ tax returns and other discrete items.

The provision for income taxes decreased for the nine months ended May 31, 2019 mainly due to the enactment of the Tax Cuts and Jobs Act ("TCJA"). The TCJA imposed a one-time transition tax expense, which resulted in a $23.2 million impact to the income tax provision for the nine months ended May 31, 2018, without a comparable impact for nine months ended May 31, 2019. This transition tax impact was revised, resulting in a net benefit of $3.4 million for the nine months ended May 31, 2019. The TCJA also lowered the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to the timing of FactSet’s year end, the lower tax rate was fully applicable for the nine months ended May 31, 2019, while being phased in during the same period a year ago. The first nine months of fiscal 2018 included a remeasurement of the net U.S. deferred tax position resulting in a non-recurring tax charge of $2.2 million due to the reduction in the statutory federal rate, without a comparable impact during the nine months ended May 31, 2019. The decrease in the income tax provision was partially offset by a net $4.5 million income tax expense for the nine months ended May 31, 2019 related to finalizing prior years’ tax returns and other discrete items.

FactSet has finalized the accounting for the tax effects of the TCJA with respect to the one-time transition tax during the second quarter of fiscal 2019. The tax effects of the TCJA may be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

Deferred Tax Assets and Liabilities

The significant components of Deferred tax assets recorded within the consolidated balance sheets were as follows:

(in thousands)	May 31, 2019	August 31, 2018
Deferred tax assets:
Receivable reserve	$757	$599
Depreciation on property, equipment and leasehold improvements	4,000	1,032
Deferred rent	7,576	7,711
Stock-based compensation	12,938	14,827
Purchased intangible assets, including acquired technology	(26,370)	(24,059)
Other	7,096	9,606
Total deferred tax assets	$5,997	$9,716

The significant components of Deferred tax liabilities recorded within the consolidated balance sheets were as follows:

(in thousands)	May 31, 2019	August 31, 2018
Deferred tax liabilities:
Stock-based compensation	$(1,020)	$(946)
Purchased intangible assets, including acquired technology	19,096	22,429
Other	930	(293)
Total deferred tax liabilities	$19,006	$21,190

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

As of May 31, 2019, the Company had gross unrecognized tax benefits totaling $10.1 million recorded as non-current Taxes payable within the consolidated balance sheet. This amount includes $1.0 million of accrued interest. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2019:

(in thousands)
Unrecognized income tax benefits at August 31, 2018	$9,223
Additions based on tax positions related to the current year	490
Additions for tax positions of prior years	388
Unrecognized income tax benefits at May 31, 2019	$10,101

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2019, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2016	through	2018
State (various)	2016	through	2018
Europe
United Kingdom	2017	through	2018
France	2016	through	2018
Germany	2016	through	2018

16. DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	May 31, 2019	August 31, 2018
2017 Revolving Credit Facility	$—	$575,000
2019 Revolving Credit Facility (maturity date of March 29, 2024)	$575,000	$—

On March 29, 2019, the Company entered into the 2019 Credit Agreement (the "2019 Credit Agreement") between FactSet, as the borrower, and PNC Bank, National Association ("PNC"), as the administrative agent and lender. The 2019 Credit Agreement provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). FactSet may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, currently at 0.875%. FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date. The principal balance is payable in full on the maturity date. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount.

On March 29, 2019 the borrowings from the 2019 Credit Agreement were used to retire all outstanding debt under the previous 2017 Credit Agreement between FactSet, as the borrower, and PNC as the lender. The total principal amount of the debt outstanding at the time of retirement was $575.0 million and there were no prepayment penalties.

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet at May 31, 2019. For the three months ended May 31, 2019 and 2018, the Company recorded interest expense of $5.2 million and $4.3 million on its outstanding debt amounts, respectively. For the nine months ended May 31, 2019 and 2018, the Company recorded interest expense of $15.1 million and $11.3 million on its outstanding debt amounts, respectively. During the three months ended May 31, 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.

The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of May 31, 2019.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

Including new lease agreements executed during the nine months ended May 31, 2019, the Company’s worldwide leased office space increased to approximately 1,846,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2035. Total minimum rental payments associated with the leases are recorded as occupancy expense (a component of Selling, General & Administrative "SG&A" expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of May 31, 2019 are as follows:

(in thousands) Years ended August 31,	Minimum Lease Payments
2019 (remaining three months)	$10,353
2020	40,927
2021	39,286
2022	36,127
2023	34,021
Thereafter	250,102
Total	$410,816

For the three months ended May 31, 2019 and 2018, rent expense (including operating costs) for all operating leases amounted to $15.5 million and $14.1 million, respectively. For the nine months ended May 31, 2019 and 2018, rent expense (including operating costs) for all operating leases amounted to $43.1 million and $40.6 million, respectively. As of May 31, 2019, deferred rent reported within the consolidated balance sheet totaled $37.4 million compared to $39.4 million as of August 31, 2018. Of the deferred rent balance, $33.8 million and $33.6 million were recorded as non-current liabilities within the line item Deferred rent and other non-current liabilities as of May 31, 2019 and August 31, 2018, respectively.

Approximately $3.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2019. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2019, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods for commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2018, the Company had total purchase commitments with suppliers of $79.0 million. There were no material changes in the Company’s purchase commitments during the first nine months of fiscal 2019.

Contingencies

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 15 Income Taxes for further details. FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Legal Matters

FactSet accrues non-income-tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2019, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Sales Tax Matters

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information to determine if a Notice of Intention to Assess should be issued to FactSet. The Company continues to cooperate with the Commonwealth in providing any requested information. Based upon a preliminary review of the Massachusetts request, the Company believes the Commonwealth might assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of May 31, 2019. While FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; if FactSet does not prevail, then the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

Concentrations of Credit Risk

Cash equivalents

Cash and cash equivalents are maintained primarily with five financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions, with reputable credit, and therefore, bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable

Accounts receivable are unsecured and derived from revenue earned from clients located around the globe. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. No single client represented 10% or more of FactSet’s total revenue in any period presented. At May 31, 2019, the Company’s largest individual client accounted for less than 3% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2018. As of May 31, 2019, the receivable reserve was $5.3 million compared to $3.5 million as of August 31, 2018.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company has incorporated counterparty credit risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. For derivative instruments, the Company calculates credit risk from observable data related to credit default swaps ("CDS") as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom the Company has executed these derivative transactions. To mitigate counterparty credit risk, the Company enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. For the Company’s liabilities, as CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies. The Company does not expect any losses as a result of default of its counterparties.

Concentrations of Other Risk

Data Content Providers

Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data expenses for the nine months ended May 31, 2019 and 2018, respectively.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

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

Executive Overview

We are a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. These clients include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, we offer proprietary and third-party content through desktop, web, mobile and off-platform solutions. Our broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, we have continued to expand our solutions across the investment lifecycle from idea generation to performance and client reporting. We deliver insight and information to investment professionals in each of our three segments, which include the U.S., Europe, and Asia Pacific, through our key workflows of Research, Analytics, Wealth, and Content and Technology Solutions ("CTS"). Our revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Business Strategy

As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications across the investment lifecycle to create an open and scalable platform. We bring the front, middle and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business in each of our three segments which include the U.S., Europe, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources and concentrate on markets that demand our products. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflow solutions of Research, Analytics, Wealth, and CTS.

Fiscal 2019 Third Quarter in Review

Revenue in the third quarter of fiscal 2019 was $364.5 million, an increase of 7.2% from the prior year comparable period. Revenue growth can be attributed primarily to our Analytics, CTS and Wealth workflows due mainly to increased demand for our analytics, data and technology offerings. As of May 31, 2019, organic annual subscription value ("organic ASV") plus professional services totaled $1.45 billion, an increase of 5.6% over the prior year comparable period.

Operating income grew 25.7% and diluted earnings per share ("EPS") increased 24.1% compared to the prior year period. This increase in operating income was primarily driven by revenue growth of 7.2%, a foreign currency benefit from a stronger U.S. dollar which reduced the overall operating expense impact and mainly resulted in a reduction in compensation expense, as well as, decreased travel expenses, partially offset by computer-related expenses.

As of May 31, 2019, employee count was 9,366, up 1.8% in the past 12 months, due primarily to an increase in net new employees of 5.0% in the Asia Pacific region, partially offset by a net decrease of 5.2% in the U.S. region. Of our total employees, 2,279 were located in the U.S., 1,243 in Europe and 5,844 in Asia Pacific.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three Months Ended May 31,
(in thousands, except client and user counts and per share data)	2019	2018	Change
Revenue	$364,533	$339,911	7.2%
Operating income	$117,240	$93,265	25.7%
Net income	$92,265	$74,746	23.4%
Diluted EPS	$2.37	$1.91	24.1%
Clients(1)	5,455	4,975	9.6%
Users	122,951	89,506	37.4%

(1)

In the first quarter of fiscal 2019, we changed our client count definition to include clients from the April 2017 acquisition of FactSet Digital Solutions Group ("FDSG"). The prior year client count was not restated to reflect this change.

The table below provides an unaudited reconciliation of ASV to organic ASV:

	As of May 31,
(in millions)	2019	2018	Change
As reported ASV(1)	$1,423.0	$1,356.2
Currency impact to ASV	0.8	(5.9)
Organic ASV(2)	$1,423.8	$1,350.3	5.4%

(1)

ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees billed in the last 12 months, which are not subscription-based. ASV excludes professional services fees of $23.1 million and $20.1 million as of May 31, 2019 and 2018, respectively.

(2)	Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency, and professional services.

Annual Subscription Value Growth

Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency, and professional services. With proper notice provided to us, our clients can add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. As of May 31, 2019, our organic ASV totaled $1.42 billion, up 5.4% over the prior year comparable period. Organic ASV plus professional services increased 5.6% to $1.45 billion as of May 31, 2019, compared to the prior year period.

As of May 31, 2019, ASV from the U.S. segment was $887.6 million, an increase of 5.2% from the prior year period. ASV from the international operations was $535.4 million as of May 31, 2019, an increase of 4.4% over the prior year comparable period. International ASV represents 37.6% of total ASV as of May 31, 2019, down from 37.8% in the prior year.

The increase in organic ASV across our geographic segments as of May 31, 2019, compared to the prior year period, was primarily driven by increased sales from our workflow solutions, mainly in Wealth, CTS, and Analytics and from our annual price increases, partially offset by increased cancellations. ASV growth from the Wealth workflow was mainly driven by increased sales and competitive wins in the market. The growth from the CTS workflow was primarily driven by increased sales in standard data feeds. The growth from the Analytics workflow was primarily due to increased sales of our core equity portfolio analytics solutions. The U.S. and international client price increases during the nine months ended May 31, 2019 was an increase comparable with the same period a year ago. ASV growth was partially offset by cancellations across our business due primarily to industry-wide cost pressures and firm consolidations and closures.

ASV increased in the U.S. segment as of May 31, 2019, compared to the prior year period, primarily from our Wealth, CTS and Analytics workflows, due to the increasing demand for our integrated analytics and data products. The ASV increase from our international operations was due to the annual international price increase during the third quarter of fiscal 2019 and continued growth in the Analytics and CTS workflows in Asia Pacific and growth in the CTS workflow in Europe.

Buy-side and sell-side ASV growth rates for the third quarter of fiscal 2019 were 5.2% and 6.8%, respectively. Buy-side clients account for 84.2% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research.

Client and User Additions

Our total client count was 5,455 as of May 31, 2019, representing a net increase of 480 or 9.6% in the last 12 months. In the first quarter of fiscal 2019, we changed our client count definition to include clients from the April 2017 acquisition of FDSG. The prior year client count was not restated to reflect this change. During the three months ended May 31, 2019, net client additions increased by 50, primarily driven by an increase in wealth management and corporate clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.

As of May 31, 2019, there were 122,951 professionals using FactSet, representing a net increase of 33,445 or 37.4% in the last 12 months primarily driven by Wealth workstation sales. Our user count increased 888 in the past three months primarily driven by an increase in corporate and wealth management users.

Annual client retention as of May 31, 2019 was greater than 95% of ASV and 90% when expressed as a percentage of clients. The cancellation rate for the third quarter of fiscal 2019 was higher than the prior year comparable period. Cancellations were higher mainly from continued industry-wide cost pressure and firm consolidations and closures across all our regions. Despite higher cancellations, our retention rate remains high, which reflects the strength of our business strategy and the value of the FactSet products, as the majority of our clients maintain their subscriptions to the FactSet platform year over year. As of May 31, 2019, our largest individual client accounted for less than 3% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On May 17, 2019, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.5 million was paid on June 18, 2019 to common stockholders of record at the close of business on May 31, 2019. We repurchased 175,000 shares for $47.6 million during the third quarter of fiscal 2019 under our existing share repurchase program. Over the last 12 months, we have returned $326.5 million to stockholders in the form of share repurchases and cash dividends, funded by cash generated from operations. As of May 31, 2019, $89.6 million remains authorized for future share repurchases.

On June 24, 2019, the Board of Directors of FactSet approved a $210.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $299.6 million is available for future repurchases.

Capital Expenditures

Capital expenditures in the third quarter of fiscal 2019 were $11.4 million, compared to $6.0 million a year ago. Capital expenditures of $5.6 million, or 49%, were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build-out of office space, with $4.1 million related to the new corporate headquarters in Norwalk, Connecticut and $1.6 million related to new office space in India.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2019 and 2018, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2019	2018	Change	2019	2018	Change
Revenue	$364,533	$339,911	7.2%	$1,071,068	$1,004,283	6.7%
Cost of services	$163,832	$165,073	(0.8)%	$495,716	$489,829	1.2%
Selling, general and administrative	$83,461	$81,573	2.3%	$248,885	$236,606	5.2%
Operating income	$117,240	$93,265	25.7%	$326,467	$277,848	17.5%
Net income	$92,265	$74,746	23.4%	$261,263	$198,262	31.8%
Diluted earnings per common share	$2.37	$1.91	24.1%	$6.73	$5.01	34.3%
Diluted weighted average common shares	38,993	39,104		38,807	39,543

Revenue

Three months ended May 31, 2019 compared to three months ended May 31, 2018

Revenue for the three months ended May 31, 2019 was $364.5 million, increasing 7.2% compared to the prior year. Our organic revenue growth rate for the three months ended May 31, 2019 was 7.3% compared to the same period a year ago. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, foreign currency in all periods presented and deferred revenue fair value adjustments from purchase accounting. The increase in revenue was primarily driven by the Analytics, Wealth, and CTS workflows, partially offset by increased cancellations. Revenue growth in the Analytics workflow was primarily due to our core equity portfolio analytics solutions. The Wealth workflow also experienced revenue growth due to higher sales of our workstation product. The growth in the CTS workflow was driven mainly by increased sales of standard data feeds and non-core transaction related revenue. Offsetting these positive growth factors were increased cancellations compared to the prior year period, resulting from continued industry-wide cost pressures and firm consolidations and closures.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

Revenue for the nine months ended May 31, 2019 was $1,071.1 million, increasing 6.7% compared to the prior year. Our organic revenue growth rate for the nine months ended May 31, 2019 was 6.5% compared to the same period a year ago. The increase in revenue was primarily driven by the Analytics, CTS and Wealth workflows, as well as, our annual price increase for the majority of our U.S. segment clients, partially offset by increased cancellations. Revenue growth in Analytics was due to an increase in sales of the portfolio analytics products to existing clients. Increased sales in the CTS workflow was driven by standard data feeds and non-core transaction related revenue. Revenue growth in the Wealth workflow was due to higher sales of our workstation product. Although client retention remained high at 90% over the past 12 months, revenue growth was partially offset by increased client cancellations resulting from continued industry-wide cost pressures and firm consolidations and closures compared to the same period a year ago.

Revenue by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2019	2018	Change	2019	2018	Change
U.S.	$226,961	$210,308	7.9%	$672,479	$627,976	7.1%
% of revenue	62.3%	61.9%		62.8%	62.5%
Europe	$102,499	$98,856	3.7%	$299,197	$286,789	4.3%
Asia Pacific	35,073	30,747	14.1%	99,392	89,518	11.0%
International	$137,572	$129,603	6.1%	$398,589	$376,307	5.9%
% of revenue	37.7%	38.1%		37.2%	37.5%
Consolidated	$364,533	$339,911	7.2%	$1,071,068	$1,004,283	6.7%

Three months ended May 31, 2019 compared to three months ended May 31, 2018

Revenue from our U.S. segment increased 7.9% to $227.0 million during the three months ended May 31, 2019, compared to $210.3 million from the same period a year ago, primarily due to the Wealth, Analytics, and CTS workflows, partially offset by increased cancellations. Organic revenue in the U.S. increased 7.8% compared to the same period a year ago. Revenue from our U.S. operations accounted for 62.3% of our consolidated revenue during the third quarter of fiscal 2019, comparable to the prior year period of 61.9%.

European revenue increased 3.7% to $102.5 million during the three months ended May 31, 2019, compared to $98.9 million from the same period a year ago. This increase was due to increased sales in the Analytics and CTS workflows, partially offset by increased cancellations. The European organic revenue growth rate was 3.8% for the three months ended May 31, 2019, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our European revenue growth rate by 30 basis points.

Asia Pacific revenue increased 14.1% to $35.1 million during the three months ended May 31, 2019, compared to $30.7 million from the same period a year ago. This increase was due to increased sales in the Analytics and CTS workflows. Asia Pacific organic revenue increased 14.6% for the three months ended May 31, 2019, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our Asia Pacific revenue growth rate by 50 basis points.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

Revenue from our U.S. segment increased 7.1% to $672.5 million during the nine months ended May 31, 2019, compared to $628.0 million from the same period a year ago. This increase was primarily due to the Wealth, Analytics and CTS workflows, and our annual price increase for the majority of our U.S. segment clients, partially offset by increased cancellations. Organic revenue in the U.S. increased 7.0% compared to the same period a year ago. Revenue from our U.S. operations accounted for 62.8% of our consolidated revenue for the first nine months of fiscal 2019, comparable to the prior year period of 62.5%.

European revenue increased 4.3% to $299.2 million during the nine months ended May 31, 2019, compared to $286.8 million from the same period a year ago. This increase was primarily driven by sales in the Analytics and CTS workflows, partially offset by increased cancellations. European organic revenue increased 3.9% in the nine months ended May 31, 2019, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our European revenue growth rate by 30 basis points.

Asia Pacific revenue increased 11.0% to $99.4 million during the nine months ended May 31, 2019 due to increased sales in the Analytics, CTS and Research workflows, partially offset by increased cancellations. Asia Pacific organic revenue increased 11.2% for the nine months ended May 31, 2019, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our Asia Pacific revenue growth rate by 20 basis points.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Cost of services	$163,832	$165,073	(0.8)%	$495,716	$489,829	1.2%
Selling, general and administrative	83,461	81,573	2.3%	248,885	236,606	5.2%
Total operating expenses	$247,293	$246,646	0.3%	$744,601	$726,435	2.5%

Operating Income	$117,240	$93,265	25.7%	$326,467	$277,848	17.5%
Operating Margin	32.2%	27.4%		30.5%	27.7%

Cost of Services

Three months ended May 31, 2019 compared to three months ended May 31, 2018

For the three months ended May 31, 2019, cost of services decreased 0.8% to $163.8 million compared to $165.1 million in the same period a year ago, primarily due to a reduction in compensation costs, partially offset by an increase in computer-related expenses. Cost of services, when expressed as a percentage of revenue, was 44.9% during the third quarter of fiscal 2019, a decrease of 360 basis points compared to the same period a year ago. This decrease was primarily due to revenue growth outpacing the growth of cost of services on a year over year basis, as well as a decrease in employee compensation and contractor fees, partially offset by an increase in computer-related expenses, when expressed as a percentage of revenue.

Employee compensation, when expressed as a percentage of revenue, decreased 320 basis points in the third quarter of fiscal 2019, compared to the same period a year ago. This decrease in employee compensation was primarily driven by a foreign currency benefit from a stronger U.S. dollar, and a shift in headcount distribution between our segments, partially offset by higher annual base salaries. Although net headcount grew by 169 employees over the past 12 months, with the majority of their compensation included in cost of services, there was a net headcount reduction of 5.2% in our higher cost areas included in the U.S. segment, partially offset by an increase of 5.0% in our lower cost, centers of excellence, in Asia Pacific.

Contractor fees, when expressed as a percentage of revenue, decreased 30 basis points due primarily to a shift from external to internal resources associated with implementation projects. Computer-related expenses, as a percentage of revenue, increased 30 basis points primarily driven by increased costs from cloud-based hosting and licensed software arrangements.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2019

For the nine months ended May 31, 2019, cost of services increased 1.2% to $495.7 million, compared to $489.8 million for the same period a year ago, primarily due to an increase in computer-related expenses and data costs, partially offset by a reduction in compensation expense and contractor fees. Cost of services, expressed as a percentage of revenues, were 46.3% during the first nine months of fiscal 2019, a decrease of 250 basis points over the prior year period. This decrease was primarily due to lower employee compensation costs and contractor fees, partially offset by computer-related expenses, when expressed as a percentage of revenue.

Employee compensation, when expressed as a percentage of revenue, decreased 260 basis points for the nine months ended May 31, 2019 compared to the prior year period. This decrease was primarily driven by a foreign currency benefit from a stronger U.S. dollar, a shift in headcount distribution across our segments, with a net headcount increase in Asia Pacific and a reduction in the U.S., partially offset by higher annual base salaries and higher employee benefit costs related to medical expenditures.

Contractor fees, when expressed as a percentage of revenue, decreased 30 basis points due primarily to a shift from external to internal resources associated with implementation projects. Computer-related expenses, as a percentage of revenue, increased 40 basis points primarily driven by increased costs from cloud-based hosting and licensed software arrangements.

Selling, General and Administrative

Three months ended May 31, 2019 compared to three months ended May 31, 2018

For the three months ended May 31, 2019, SG&A expenses increased 2.3% to $83.5 million, compared to $81.6 million for the same period a year ago, primarily due to marginal growth across multiple SG&A categories, partially offset by a reduction in travel expenses. SG&A expenses, expressed as a percentage of revenue, were 22.9% during the third quarter of fiscal 2019, a decrease of 110 basis points over the prior year period. When expressed as a percentage of revenue, this decrease was primarily driven by a reduction in employee compensation and travel expenses, partially offset by foreign currency exchange losses on hedging activities.

Employee compensation, when expressed as a percentage of revenue, decreased 50 basis points in the third quarter of fiscal 2019, compared with the same period a year ago. This decrease was primarily driven by a foreign currency benefit from a stronger U.S. dollar, partially offset by higher annual base salaries. Travel expenses decreased 80 basis points as a percentage of revenue, due to an internal focus on cost discipline measures. The foreign currency exchange losses on hedging activities mainly related to losses from the Euro and British Pound Sterling hedge during the three months ended May 31, 2019.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

For the nine months ended May 31, 2019, SG&A expenses increased 5.2% to $248.9 million, compared to $236.6 million in the same period a year ago, primarily due to an increase in compensation expense, bad debt expense, rent expense, professional fees, and foreign currency exchange losses on hedging activities, partially offset by a reduction in marketing expense. SG&A expenses, expressed as a percentage of revenue, were 23.2% during the first nine months of fiscal 2019, a decrease of 30 basis points over the prior year period. When expressed as a percentage of revenue, this decrease was primarily driven by a reduction in travel and compensation expenses, partially offset by an increase in bad debt expense.

Travel expenses decreased 30 basis points as a percentage of revenue, compared to the same period a year ago, due to an internal focus on cost discipline measures. Employee compensation, when expressed as a percentage of revenue, decreased 20 basis points due primarily to a foreign currency benefit from a stronger U.S. dollar, partially offset by annual base salary increases and higher employee benefit costs related to medical expenditures.

Operating Income and Operating Margin

Three months ended May 31, 2019 compared to three months ended May 31, 2018

Operating income increased 25.7% to $117.2 million for the three months ended May 31, 2019 compared to $93.3 million in the prior year period. Operating income increased due to revenue growth, favorable foreign exchange rates which reduced the overall operating expense impact and mainly resulted in a reduction in compensation expense, as well as, decreased travel expenses, partially offset by an increase in computer-related expenses. Operating margin increased to 32.2% during the third quarter of fiscal 2019 compared to 27.4% in the prior year period. The increase in operating margin on a year over year basis was primarily due to revenue growth outpacing the growth in operating expenses, a reduction in employee compensation, travel expenses, and contractor-related expenses, partially offset by higher computer-related expenses and foreign currency exchange losses on hedging activities, when expressed as a percentage of revenue.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

Operating income increased 17.5% to $326.5 million for the nine months ended May 31, 2019 compared to $277.8 million in the prior year period. Operating income increased due to revenue growth, favorable foreign exchange rates, a reduction in contractor fees and marketing expense, partially offset by an increase in computer-related expenses, bad debt expense, rent expense, professional fees and foreign currency exchange losses on hedging activities. Operating margin increased to 30.5% during the first nine months of fiscal 2019 compared to 27.7% in the prior year period. The increase in operating margin on a year over year basis was primarily due to revenue growth outpacing the growth in operating expenses, a reduction in compensation expense, travel expense and contractor fees, partially offset by higher computer-related expenses and bad debt expense, when expressed as a percentage of revenue.

Operating Income by Segment

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2019	2018	Change	2019	2018	Change
U.S.	$51,012	$37,987	34.3%	$140,549	$117,285	19.8%
Europe	44,793	37,380	19.8%	127,130	107,344	18.4%
Asia Pacific	21,435	17,898	19.8%	58,788	53,219	10.5%
Total Operating Income	$117,240	$93,265	25.7%	$326,467	$277,848	17.5%

Our operating segments are aligned with how we manage the business, the demographic markets we serve, and how the chief operating decision making group ("CODMG") assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense (including stock-based compensation), amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenue.

Three months ended May 31, 2019 compared to three months ended May 31, 2018

U.S. operating income increased 34.3% to $51.0 million during the three months ended May 31, 2019 compared to $38.0 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 7.9%, a reduction to compensation expense and travel expense, partially offset by an increase in computer-related expenses. Employee compensation decreased primarily due to a net reduction in headcount of 5.2% over the past 12 months, partially offset by annual base salary increases. Travel expenses decreased due to a focus on cost discipline measures. Computer-related expenses increased year over year primarily due to increased costs from cloud-based hosting and licensed software arrangements.

European operating income increased 19.8% to $44.8 million during the three months ended May 31, 2019 compared to $37.4 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 3.7% and an overall reduction in operating expenses driven mainly by a decrease in employee compensation expense and travel expenses, partially offset by foreign currency exchange losses on hedging activities. Employee compensation decreased primarily due to a foreign currency benefit from a stronger U.S. dollar, partially offset by a net headcount increase of 1.1% over the past 12 months. Travel expenses decreased due to a focus on cost discipline measures. The foreign currency exchange losses on hedging activities were due to losses from the Euro and British Pound Sterling hedge during the three months ended May 31, 2019.

Asia Pacific operating income increased 19.8% to $21.4 million during the three months ended May 31, 2019, compared to $17.9 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 14.1%, partially offset by an increase in compensation expense, occupancy costs, and a reduction in foreign currency exchange gains on hedging activities compared to the prior year period. Employee compensation increased as a result of a 5.0% increase in our Asia Pacific workforce in the last 12 months, partially offset by a foreign currency benefit from a stronger U.S. dollar. Occupancy costs increased due to the expansion of office space in India.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

U.S. operating income increased 19.8% to $140.5 million during the nine months ended May 31, 2019, compared to $117.3 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 7.1% and a reduction in marketing expense, partially offset by an increase in computer-related expenses, data costs, bad debt expense, professional fees, and occupancy expense. Marketing costs decreased due to strategic investment decisions surrounding our global marketing initiatives. Computer-related expenses increased year over year primarily due to increased costs from cloud-based hosting and licensed software arrangements. Data costs increased mainly due to increased spend in variable data costs to drive revenue growth. The increase in professional fees was mainly driven by increased software implementation support. Occupancy costs increased primarily related to leasing the new corporate headquarters space in Norwalk, Connecticut.

European operating income increased 18.4% to $127.1 million during the nine months ended May 31, 2019 compared to $107.3 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 4.3% and a decrease in compensation expenses, partially offset by foreign currency exchange losses on hedging activities from the Euro and British Pound Sterling hedge. Compensation expense decreased primarily due to foreign currency benefit from a stronger U.S. dollar, partially offset by a net headcount increase of 1.1% over the past 12 months.

Asia Pacific operating income increased 10.5% to $58.8 million during the nine months ended May 31, 2019, compared to $53.2 million in the same period a year ago. The increase in the Asia Pacific operating income was primarily due to revenue growth of 11.0%, partially offset by an increase in employee compensation and occupancy costs. Employee compensation increased due to net headcount growth of 5.0% over the past 12 months, with the increase primarily focused in the centers of excellence, partially offset by a foreign currency benefit from a stronger U.S. dollar. Occupancy costs increased due to the expansion of office space in India and the Philippines.

Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except for per share data)	2019	2018	Change	2019	2018	Change
Provision for income taxes	$21,119	$14,765	43.0%	$52,413	$69,641	(24.7)%
Net income	$92,265	$74,746	23.4%	$261,263	$198,262	31.8%
Diluted earnings per common share	$2.37	$1.91	24.1%	$6.73	$5.01	34.3%

Income Taxes

Three months ended May 31, 2019 compared to three months ended May 31, 2018

For the three months ended May 31, 2019, the provision for income taxes was $21.1 million, an increase of 43.0% from the same period a year ago. The provision for the three months ended May 31, 2019 included a $4.5 million income tax expense from finalizing prior years’ tax returns and other discrete items.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

For the nine months ended May 31, 2019, the provision for income taxes was $52.4 million, a decrease of 24.7% from the same period a year ago. The decrease was mainly due to the enactment of the TCJA. The TCJA imposed a one-time transition tax expense, which resulted in a $23.2 million impact to the income tax provision for the nine months ended May 31, 2018, without a comparable impact for nine months ended May 31, 2019. This transition tax impact was revised, resulting in a net benefit of $3.4 million for the nine months ended May 31, 2019. The TCJA also lowered the statutory U.S corporate income tax rate, which applied to the first nine months of fiscal 2019 compared to the lower tax rate being phased in for the prior year comparable period. The first nine months of fiscal 2018 included a remeasurement of our net U.S. deferred tax position resulting in a non-recurring tax charge of $2.2 million due to the reduction in the statutory federal rate. The decrease in the income tax provision was partially offset by a $4.5 million income tax expense from finalizing prior years’ tax returns and other discrete items for the nine months ended May 31, 2019.

Net Income and Diluted Earnings per Share

Three months ended May 31, 2019 compared to three months ended May 31, 2018

Net income increased 23.4% to $92.3 million and diluted earnings per share ("EPS") increased 24.1% to $2.37 for the three months ended May 31, 2019, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth outpacing the growth of operating expenses on a year over year basis, partially offset by an increase in the income tax provision. The increase in EPS was also partially offset by the impact from stock option exercises.

Nine months ended May 31, 2019 compared to nine months ended May 31, 2018

Net income increased 31.8% to $261.3 million and diluted EPS increased 34.3% to $6.73 for the nine months ended May 31, 2019, compared to the nine months ended May 31, 2018. Net income and diluted EPS increased due to higher operating income, a reduction in the income tax provision primarily due to the TCJA reform, partially offset by an increase in interest expense associated with our outstanding debt. Diluted EPS also benefited from a 0.7 million share reduction in our diluted weighted average shares outstanding, compared to the same period a year ago, mainly due to share repurchases, partially offset by the impact from stock option exercises.

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

The table below provides an unaudited reconciliation of revenues to organic revenues.

	Three Months Ended May 31,
(In thousands)	2019	2018	Change
Revenues	$364,533	$339,911	7.2%
Deferred revenue fair value adjustment(1)	1,274	1,488
Currency impact	452	—
Organic revenues	$366,259	$341,399	7.3%

(1)	Deferred revenue fair value adjustments from purchase accounting.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended May 31,
(In thousands, except per share data)	2019(1)	2018(2)	Change
Operating income	$117,240	$93,265	25.7%
Intangible asset amortization	5,928	6,215
Deferred revenue fair value adjustment	1,274	1,488
Other items	(1,647)	4,713
Adjusted operating income	$122,795	$105,681	16.2%
Adjusted operating margin	34.0%	31.0%

Net income	$92,265	$74,746	23.4%
Intangible asset amortization(3)	4,797	5,190
Deferred revenue fair value adjustment(4)	1,031	1,242
Other items(5)	(1,333)	3,935
Income tax items	5,296	—
Adjusted net income	$102,056	$85,113	19.9%

Diluted earnings per common share	$2.37	$1.91	24.1%
Intangible asset amortization	0.12	0.13
Deferred revenue fair value adjustment	0.02	0.03
Other items	(0.03)	0.11
Income tax items	0.14	—
Adjusted diluted earnings per common share	$2.62	$2.18	20.2%
Weighted average common shares (Diluted)	38,993	39,104

(1)

Operating income, net income and diluted EPS in the third quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including non-core transaction related revenue, severance, stock-based compensation acceleration, transformation activities, and occupancy costs.

(2)

Operating income, net income and diluted EPS in the third quarter of fiscal 2018 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including severance, stock-based compensation acceleration, restructuring actions and legal matters.

(3)	The intangible asset amortization was recorded net of a tax impact of $1.1 million in the third quarter of fiscal 2019 compared to $1.0 million for the third quarter of fiscal 2018.

(4)	The deferred revenue fair value adjustment was recorded net of a tax impact of $0.2 million in both the third quarter of fiscal 2019 and 2018.

(5)	The other items were recorded net of a tax impact of $0.3 million for the third quarter of fiscal 2019 compared to $0.8 million for the third quarter of 2018.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended May 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$305,324	$279,342
Capital expenditures(1)	(32,906)	(18,375)
Free cash flow(2)	$272,418	$260,967
Net cash used in investing activities(1)	$(29,543)	$(18,111)
Net cash used in financing activities	$(156,038)	$(241,159)
Cash and cash equivalents at end of period	$323,960	$213,061

(1)	Capital expenditures are included in net cash used in investing activities during each fiscal period reported.

(2)	Free cash flow is defined as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $324.0 million, or 21.4% of our total assets as of May 31, 2019, compared to $208.6 million, or 14.7% of our total assets as of August 31, 2018. Our cash and cash equivalents increased $115.3 million during the first nine months of fiscal 2019 primarily due to cash inflows related to $575.0 million in proceeds from long-term debt, $305.3 million of net cash provided by operating activities, $78.9 million in proceeds from the exercise of employee stock options and $3.4 million net proceeds from equity investments. These cash inflows were partially offset by cash outflows primarily related to $575.0 million used in the repayment of debt, $158.3 million in share repurchases (which includes $152.1 million under the existing share repurchase program and $6.2 million of shares purchased from employees to cover their cost of taxes upon vesting of restricted stock), $75.8 million in dividend payments, $32.9 million of capital expenditures and a $4.4 million reduction from the effects of foreign currency fluctuation on cash balances.

Net cash used in investing activities was $29.5 million in the first nine months of fiscal 2019, representing a $11.4 million increase from the same period a year ago. This increase was due primarily to $14.5 million of higher capital expenditures, offset by $3.1 million net proceeds from equity investments (net of purchases).

Net cash used in financing activities was $156.0 million in the first nine months of fiscal 2019, representing a $85.1 million decrease in cash used in financing activities from the same period a year ago. The decrease in cash used in financing activities was primarily due to $575.0 million of borrowings under our 2019 Credit Agreement, a $77.6 million decrease in share purchases, $21.4 million increase in proceeds from employee stock plans, partially offset by a $575.0 million retirement of the 2017 Credit Agreement, a $10.7 million increase in dividend payments. Refer to the Capital Resources section of the MD&A for a discussion on our Long-term debt borrowings.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash. As of May 31, 2019, our total Cash and cash equivalents worldwide was $324.0 million with $574.1 million in outstanding borrowings (net of $0.9 million of unamortized debt issuance costs). The total available cash and cash equivalents held in bank accounts located within the U.S. is $127.0 million, Europe includes $151.0 million (predominantly within the UK, France, and Germany) and the remaining $46.0 million is held in the Asia Pacific segment. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Free cash flow generated in the nine months ended May 31, 2019 was $272.4 million, an increase of 4.4% compared to a year ago. Free cash flow is the result of $305.3 million of net cash provided by operating activities, partially offset by $32.9 million in capital expenditures. The year over year increase to free cash flow was primarily driven by higher net income, partially offset by higher capital requirements for the build-out of new office space for some of our locations and increased investments in technology, and the timing of tax payments.

Capital Resources

Capital Expenditures

Capital expenditures were $11.4 million during the third quarter of fiscal 2019, compared to $6.0 million a year ago. Capital expenditures of $5.6 million, or 49%, were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build-out of office space, with $4.1 million related to the new corporate headquarters in Norwalk, Connecticut and $1.6 million related to new office space in India.

Capital expenditures were $32.9 million during the first nine months of fiscal 2019, compared with $18.4 million in the same period a year ago. Approximately $19.3 million, or 59%, of capital expenditures were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build-out of office space, with $5.7 million related to India, $5.5 million related to the new corporate headquarters in Norwalk, Connecticut, and $1.9 million related to the Philippines.

Capital Needs

Long-Term Debt

2019 Credit Agreement

On March 29, 2019, the Company entered into the 2019 Credit Agreement ("the 2019 Credit Agreement") between FactSet, as the borrower, and PNC Bank, National Association ("PNC"), as the administrative agent and lender. The 2019 Credit Agreement provides for a $750.0 million revolving credit facility ("the 2019 Revolving Credit Facility"). FactSet may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date. The principal balance is payable in full on the maturity date. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount.

On March 29, 2019 the borrowings from the 2019 Credit Agreement were used to retire all outstanding debt under the previous 2017 Credit Agreement between FactSet, as the borrower, and PNC as the lender. The total principal amount of the debt outstanding at the time of retirement was $575.0 million and there were no prepayment penalties.

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet at May 31, 2019. The fair value of our long-term debt was $575.0 million as of May 31, 2019, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis. For the three months ended May 31, 2019 and 2018, the Company recorded interest expense of $5.2 million and $4.3 million on its outstanding debt amounts, respectively. For the nine months ended May 31, 2019 and 2018, the Company recorded interest expense of $15.1 million and $11.3 million on its outstanding debt amounts, respectively. During the three months ended May 31, 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.

The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of May 31, 2019.

As of May 31, 2019, the fair value of our long-term debt was $575.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $3.3 million of standby letters of credit have been issued in connection with our leased office spaces as of May 31, 2019. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2019, and August 31, 2018, we were in compliance with all covenants contained in the standby letters of credit.

Foreign Currency

Foreign Currency Exposure

Certain wholly-owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average exchange rates for revenue and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.

Over the next 12 months, our non-U.S. dollar denominated revenue expected to be recognized are estimated to be $88.7 million, while our non-U.S. dollar denominated expenses are estimated to be $319.8 million, which translates into a net foreign currency exposure of $231.1 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 76% of our employees were located as of May 31, 2019. During the three and nine months ended May 31, 2019, foreign currency movements increased operating income by $3.0 million and $8.6 million, respectively.

Foreign Currency Hedges

As of May 31, 2019, we maintained the following foreign currency forward contracts to hedge its exposures:

•	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020.

•

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2019, 50% of its exposure from the first quarter of fiscal 2020 through the third quarter of fiscal 2020, and 25% of its exposure during the fourth quarter of fiscal 2020.

•

Euro – foreign currency forward contracts to hedge approximately 75% of its Euro exposure through the first quarter of fiscal 2020, 50% of its exposure during the second quarter of fiscal 2020, and 25% of its exposure during the third quarter of fiscal 2020.

•	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2020.

As of May 31, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was ₱1.7 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was ₨1.8 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was €39.3 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £20.8 million.

There were no other outstanding foreign currency forward contracts as of May 31, 2019. A loss on derivatives of $0.6 million was recorded into operating income for the three months ended May 31, 2019, compared to a gain on derivatives of $1.0 million in the same period a year ago. For the nine months ended May 31, 2019, a loss on derivatives of $1.4 million was recorded into operating income, compared to a gain on derivatives of $2.6 million in the prior year period.

Off-Balance Sheet Arrangements

At May 31, 2019 and August 31, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the third quarter of fiscal 2019, we repurchased 175,000 shares for $47.6 million under our existing share repurchase program compared to 620,000 shares for $122.0 million in the same period a year ago. During the first nine months of fiscal 2019, we repurchased 664,945 shares for $152.1 million compared to 1,204,920 shares for $234.8 million in the prior year comparable period. Over the last 12 months, we have returned $326.5 million to stockholders in the form of share repurchases and dividends. As of May 31, 2019, $89.6 million is available for future share repurchases under the existing share repurchase program.

On June 24, 2019, the Board of Directors of FactSet approved a $210.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $299.6 million is available for future repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2018, we had total purchase commitments of $79.0 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2019.

Including new lease agreements executed during fiscal 2019, our worldwide leased office space increased to approximately 1,846,000 square feet as of May 31, 2019, up 96,000 square feet, or 5.5% from August 31, 2018. Future minimum commitments for our operating leases in place as of May 31, 2019 totaled $410.8 million, an increase of $3.1 million from $407.8 million as of August 31, 2018, due to additional office space in India, partially offset by consolidating or not renewing office space in the UK and several locations in the U.S.

As disclosed earlier in the Capital Resources section of this MD&A, FactSet entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of May 31, 2019. In conjunction with the 2019 Credit Agreement, we retired our outstanding loan amount of $575.0 million under the 2017 Credit Agreement. Refer to the Capital Resources section of the MD&A for a discussion on our Long-term debt borrowings.

There were no other significant changes to our contractual obligations during the first nine months of fiscal 2019.

Dividends

On May 17, 2019, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The $0.08 per share or 12.5% increase marked our 14th consecutive year we have increased dividends, highlighting our continued commitment to returning value to shareholders. The cash dividend of $27.5 million was paid on June 18, 2019, to common stockholders of record at the close of business on May 31, 2019. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. The accounting policies used in preparing our consolidated financial statements for the first nine months of fiscal 2019 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, with the exception of the accounting guidance adopted in the first quarter of fiscal 2019 related to revenue recognition. Please see Note 4, Revenue Recognition, of this report for further details on the adoption of the new revenue recognition standard.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. There were no significant changes in our accounting policies or critical accounting estimates during the first nine months of fiscal 2019.

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

Brexit

On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union ("Brexit"). On March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty, formally starting negotiations with the European Union. United Kingdom and European Union leaders have now backed an extension until October 31, 2019, to provide more time to complete negotiations on formal withdrawal and transitional arrangements. The political and economic instability created by the Brexit vote has caused, and may continue to cause, significant volatility in global financial markets. At this time, we cannot predict the impact that Brexit will have on our business as it will depend, in part, on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets.

MiFID II

MiFID originally became effective in 2007 and was enhanced through adoption of MiFID II, which became effective in January 2018. MiFID II built upon many of the initiatives introduced through MiFID and is intended to help improve the functioning of the European Union single market by achieving a greater consistency of regulatory standards. We continue to monitor the impact in the European Union of MiFID II on the investment process and trade lifecycle, as well as any impact of MiFID II on non-European Union countries, and plan to work with our clients to navigate the MiFID II requirements.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based on management’s current expectations, estimates, forecast and projections about industries in which we operate and the beliefs and assumptions of management. All statements that address expectations, guidance, outlook or projections about the future, including statements about our strategy for growth, product development, revenue, future financial results, anticipated growth, market position, subscriptions, expected expenditures, trends in our business and financial results, are forward-looking statements. Forward-looking statements may be identified by words like "expects," "believes", "anticipates," "plans," "intends," "estimates", "projects," "should," "indicates," "continues," "may" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors, including those discussed more fully elsewhere in this Quarterly Report on Form 10-Q or in any of our other filings with the Securities and Exchange Commission, could cause results to differ materially from those stated. These factors include, but are not limited to: the ability to integrate newly acquired companies, clients and businesses; strains on resources as a result of growth, the volatility and stability of global securities markets, including declines in equity or fixed income returns impacting the buying power of investment management clients; the ability to hire and retain qualified personnel; the maintenance of our leading technological position and reputation; failure to maintain or improve our competitive position in the marketplace; fraudulent, misappropriation or unauthorized data access, including cyber-security and privacy breaches; failures or disruptions of telecommunications, data centers, network systems, facilities, or the Internet; uncertainty, consolidation and business failures in the global investment banking industry; the continued shift from active to passive investing, the negotiation of contract terms with vendors, data suppliers and landlords; the retention of clients and the attraction of new ones; the absence of U.S. or foreign governmental regulation restricting international business; the unfavorable resolution of tax assessments and legal proceedings; and legislative and regulatory changes in the environments in which we and our clients operate. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 25, 2019. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2019 Expectations:

–	Organic ASV plus professional services is now expected to increase in the range of $70 million and $75 million over fiscal 2018.

–	GAAP revenue is now expected to be in the range of $1.42 billion and $1.44 billion.

–	GAAP operating margin is now expected to be in the range of 30.0% and 30.5%.

–	Adjusted operating margin is now expected to be in the range of 32.5% and 33.0%.

–	FactSet’s annual effective tax rate is now expected to be in the range of 16% and 16.5%.

–

GAAP diluted EPS is now expected to be in the range of $8.90 and $9.00. Adjusted diluted EPS is now expected to be in the range of $9.80 and $9.90. The mid-point of this guidance represents a 15% growth over the prior year.

Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2019.

Business Developments

Planned Departure of Global Head of Sales and Client Solutions and Appointment of Global Head of Sales and Client Solutions

On April 15, 2019, we entered into a separation of employment and general release agreement (the "Separation Agreement") with John W. Wiseman, the Company's Executive Vice President, Global Head of Sales and Client Solutions. Pursuant to the Separation Agreement, Mr. Wiseman will participate in an orderly transition of duties to his successor, Franck A.R. Gossieaux, appointed June 1, 2019. Mr. Wiseman will remain an employee of FactSet until his effective termination date of August 31, 2019. A copy of the Separation Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Effective June 1, 2019, we appointed Franck A.R. Gossieaux as the Company's new Executive Vice President, Global Head of Sales and Client Solutions. Mr. Gossieaux succeeds John W. Wiseman and will report directly to Philip Snow, FactSet's Chief Executive Officer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the Euro, British Pound Sterling, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $88.7 million while our non-U.S. dollar denominated expenses are estimated to be $319.8 million, which translates into a net foreign currency exposure of $231.1 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

Foreign Currency Hedges

As of May 31, 2019, we maintained the following foreign currency forward contracts to hedge our exposures:

•	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of our Philippine Peso exposure through the fourth quarter of fiscal 2020.

•

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2019, 50% of our exposure from the first quarter of fiscal 2020 through the third quarter of fiscal 2020, and 25% of our exposure during the fourth quarter of fiscal 2020.

•

Euro – foreign currency forward contracts to hedge approximately 75% of our Euro exposure through the first quarter of fiscal 2020, 50% of our exposure during the second quarter of fiscal 2020, and 25% of our exposure during the third quarter of fiscal 2020.

•	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the third quarter of fiscal 2020.

As of May 31, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 1.7 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 1.8 billion. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros was € 39.3 million. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with British Pound Sterling was £ 20.8 million.

A loss on derivatives of $0.6 million was recorded into operating income for the three months ended May 31, 2019, compared to a gain on derivatives of $1.0 million in the same period a year ago. For the nine months ended May 31, 2019, a loss on derivatives of $1.4 million was recorded into operating income, compared to a gain on derivatives of $2.6 million in the prior year period. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2019. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $10.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2019, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2019, would have resulted in a decrease in operating income by $21.3 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2019 would have increased the fair value of total assets by $66.5 million and equity by $59.9 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our Cash and cash equivalents and Investments at May 31, 2019 was $350.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our consolidated balance sheet as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our Cash and cash equivalents and Investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.

Debt

As of May 31, 2019, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount. The application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, approximates the current market rate for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. During the three months ended May 31, 2019 and 2018, we recorded interest expense of $5.2 million and $4.3 million, respectively, on our outstanding debt amounts. During the nine months ended May 31, 2019 and 2018, we recorded interest expense of $15.1 million and $11.3 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change to our annual interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2019 to the risk factors identified in the Company’s fiscal 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except share and per share data)

The following table provides a month-to-month summary of the share repurchase activity during the three months ended May 31, 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)(2)
March 2019	—	$—	—	$137,165
April 2019	90,000	$266.55	90,000	$113,176
May 2019	85,000	$277.24	85,000	$89,611	(3)
Total	175,000		175,000

(1)

Includes 175,000 shares purchased under the existing stock repurchase program. There were no shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock during the third quarter of fiscal 2019.

(2)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

(3)

On June 24, 2019, the Board of Directors of FactSet approved a $210.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $299.6 million is available for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS

The information required by this Item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Separation Agreement and General Release of Claims, dated April 22, 2019.					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 10, 2019	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ BRIAN G. DALY
Brian G. Daly
Senior Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated April 22, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document