Form 10-Q
period 2019-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2020-01-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission File Number: 1-11869
_________________________________________________
FACTSET RESEARCH SYSTEMS INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	13-3362547
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

45 Glover Avenue, Norwalk, Connecticut	06850
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2019 was 37,906,328.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FDS	New York Stock Exchange LLC
The Nasdaq Stock Market

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2019
For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2019	2018
Revenue	$366,658	$351,640
Operating expenses
Cost of services	164,957	166,776
Selling, general and administrative	88,515	84,325
Total operating expenses	253,472	251,101

Operating income	113,186	100,539

Other expenses
Interest expense, net	(3,131)	(4,459)
Other expense, net	(1,314)	(137)
Income before income taxes	108,741	95,943

Provision for income taxes	14,784	11,647
Net income	$93,957	$84,296

Basic earnings per common share	$2.47	$2.21
Diluted earnings per common share	$2.43	$2.17

Basic weighted average common shares	37,978	38,106
Diluted weighted average common shares	38,587	38,809
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2019	2018
Net income	$93,957	$84,296

Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges*	2,051	1,038
Foreign currency translation adjustments	7,787	(9,504)
Other comprehensive income (loss)	9,838	(8,466)
Comprehensive income	$103,795	$75,830
* For the three months ended November 30, 2019 and 2018, the unrealized gains on cash flow hedges were net of a tax expense of $714 and $588, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2019	August 31, 2019
ASSETS
Cash and cash equivalents	$336,217	$359,799
Investments	26,051	25,813
Accounts receivable, net of reserves of $8,901 at November 30, 2019 and $10,511 at August 31, 2019	145,434	146,309
Prepaid taxes	—	15,033
Prepaid expenses and other current assets	38,513	36,858
Total current assets	546,215	583,812
Property, equipment and leasehold improvements, net	137,726	119,384
Goodwill	691,321	685,729
Intangible assets, net	131,679	133,691
Deferred taxes	10,514	7,571
Lease right-of-use assets, net	216,957	—
Other assets	27,820	29,943
TOTAL ASSETS	$1,762,232	$1,560,130
LIABILITIES
Accounts payable and accrued expenses	$87,172	$79,620
Current lease liabilities	29,406	—
Accrued compensation	18,632	64,202
Deferred fees	41,325	47,656
Taxes payable	3,825	—
Dividends payable	27,290	27,445
Total current liabilities	207,650	218,923
Long-term debt	574,219	574,174
Deferred taxes	13,471	16,391
Deferred fees	9,932	10,088
Taxes payable	25,115	26,292
Lease liabilities	237,040	—
Other non-current liabilities	2,927	42,006
TOTAL LIABILITIES	$1,070,354	$887,874
Commitments and contingencies (see Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,239,308 and 40,104,192 shares issued, 37,904,178 and 38,117,840 shares outstanding at November 30, 2019 and August 31, 2019, respectively	402	401
Additional paid-in capital	835,968	806,973
Treasury stock, at cost: 2,335,130 and 1,986,352 shares at November 30, 2019 and August 31, 2019, respectively	(519,678)	(433,799)
Retained earnings	439,892	373,225
Accumulated other comprehensive loss	(64,706)	(74,544)
TOTAL STOCKHOLDERS’ EQUITY	$691,878	$672,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,762,232	$1,560,130
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,957	$84,296
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,390	14,241
Stock-based compensation expense	9,814	8,435
Deferred income taxes	(6,624)	(689)
Loss on sale of assets	—	181
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	875	(3,583)
Accounts payable and accrued expenses	13,165	(10,522)
Accrued compensation	(45,780)	(44,051)
Deferred fees	(6,483)	(7,250)
Taxes payable, net of prepaid taxes	16,616	7,489
Other, net	5,861	(2,227)
Net cash provided by operating activities	95,791	46,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(26,780)	(9,526)
Purchases of investments	(2,620)	(4,356)
Proceeds from maturity or sale of investments	2,257	6,573
Net cash used in investing activities	(27,143)	(7,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(84,423)	(64,718)
Dividend payments	(27,259)	(24,252)
Proceeds from employee stock plans	16,727	13,965
Net cash used by financing activities	(94,955)	(75,005)

Effect of exchange rate changes on cash and cash equivalents	2,725	(2,251)
Net decrease in cash and cash equivalents	(23,582)	(38,245)
Cash and cash equivalents at beginning of period	359,799	208,623
Cash and cash equivalents at end of period	$336,217	$170,378
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the three months ended November 30, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						93,957		93,957
Other comprehensive (loss) income							9,838	9,838
Common stock issued for employee stock plans	119,740	1	19,181					19,182
Vesting of restricted stock	15,376			5,778	(1,456)			(1,456)
Repurchases of common stock				343,000	(84,423)			(84,423)
Stock-based compensation expense			9,814					9,814
Dividends declared						(27,290)		(27,290)
Balance as of November 30, 2019	40,239,308	$402	$835,968	2,335,130	$(519,678)	$439,892	$(64,706)	$691,878

For the three months ended November 30, 2018

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						84,296		84,296
Other comprehensive (loss) income							(8,466)	(8,466)
Common stock issued for employee stock plans	130,031	1	18,112					18,113
Vesting of restricted stock	52,611			19,350	(4,277)			(4,277)
Repurchases of common stock				275,000	(60,441)			(60,441)
Stock-based compensation expense			8,435					8,435
Dividends declared						(24,372)		(24,372)
Cumulative effect of adoption of accounting standards*						1,304	717	2,021
Balance as of November 30, 2018	39,447,491	$394	$694,078	1,366,613	$(278,146)	$184,071	$(59,188)	$541,209
* Includes the cumulative effect of adoption of accounting standards primarily due to both the adoption of the new revenue recognition standard (ASC 606) resulting in a cumulative increase to retained earnings related to certain fulfillment costs and the accounting standard update related to the U.S. Tax Cuts and Jobs Act ("TCJA") providing for the reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects. See Note 4 for additional revenue recognition information.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2019
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
FactSet Research Systems Inc. (the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized the Company's content and multi-asset class solutions across each stage of the investment process. FactSet's goal is to provide a seamless user experience spanning idea generation, research, portfolio construction, trade execution, performance measurement, risk management, reporting, and portfolio analysis, in which the Company serves the front, middle, and back offices to drive productivity and improved performance. FactSet's flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in the organization. FactSet is focused on growing the business throughout each of its three segments, the Americas, Europe, and Asia Pacific. The Company primarily delivers insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
FactSet currently serves financial professionals, which include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors and corporate clients. FactSet provides both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and to execute trades. The Company combines dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace and digital portals and application programming interfaces ("APIs"). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, and research management.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly the Company’s financial position, results of operations, equity and cash flows. Certain notes and other information have been condensed or omitted in this Quarterly Report on Form 10-Q, therefore the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission ("SEC") on October 30, 2019.
The Company has evaluated subsequent events through the date that the financial statements were issued.
Reclassification
The Company reclassified certain capitalized software from Property, equipment and leasehold improvements, net to Intangible assets, net in the prior year comparative figures in the Consolidated Balance Sheets to conform to the current year's presentation.

The Company reclassified certain prior year comparative figures from Interest expense net, to Other expense, net including non-operational foreign exchange gains and losses in the Consolidated Statement of Income to conform to the current year's presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS
As of November 30, 2019, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the first three months of fiscal 2020 that had a material impact on the consolidated financial statements other than the new lease accounting standard discussed below. Refer to Note 15 Leases for additional information.
New Accounting Standards or Updates Recently Adopted
Leases
In February 2016, the FASB issued an accounting standard update related to accounting for leases. The update requires the recognition of lease right-of use (“ROU”) assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. The guidance also eliminates the requirement for an entity to use bright-line tests in determining lease classification. FactSet adopted the new accounting standard effective September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption, rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements were not restated and follow the Company's previous policy under ASC 840, Leases. Refer to FactSet’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission on October 30, 2019, for further details of the Company’s policy prior to adoption of ASC 842.

FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component. The Company has also elected to apply the short-term lease exception not to recognize lease liabilities and right-of-use assets for leases with a term of 12 months or less. FactSet will recognize lease payments on a straight-line basis over the lease term.

As of November 30, 2019, the Company recognized right-of-use (“ROU”) assets, net of amortization of $217.0 million and corresponding current and non-current lease liabilities of $266.4 million, related primarily to the Company’s real estate leases. There was no material impact to the Company’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity. Refer to Note 15 Leases for more information regarding the Company's lease accounting.

Hedge Accounting Simplification
During the first quarter of fiscal 2020, FactSet adopted the accounting standard updated issued by the FASB in August 2017, which focused on reducing the complexity of and simplifying the application of hedge accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The adoption of this standard had no impact on the Company's consolidated financial statements.
Recent Accounting Standards or Updates Not Yet Effective
Credit Losses on Financial Instruments
In June 2016, the FASB issued an accounting standard that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. The guidance will be effective for the Company beginning in the first quarter of fiscal 2021. The Company is currently evaluating the impact of this accounting standard update but it is not expected to have a material impact on the Company's consolidated financial statements.

Goodwill Impairment Test
In January 2017, the FASB issued an accounting standard update which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this accounting standard update but it is not expected to have a material impact on the Company's consolidated financial statements.
No other new accounting pronouncements issued or effective as of November 30, 2019 have had or are expected to have a material impact on the Company’s consolidated financial statements.
4. REVENUE RECOGNITION
The Company derives most of its revenue by providing client access to its hosted proprietary data and analytics platform which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, analytics, enterprise data, and research management. The Company determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The Company determined the nature of the promise to the client is to provide daily access to one overall data and analytics platform. This platform provides integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by FactSet, the Company applies an input time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. The Company records revenue for its contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied. FactSet does not consider payment terms a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient.
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of services and products, which are recoverable. In connection with the adoption of the revenue recognition standard, fulfillment costs are recognized as an asset, recorded in the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion, based on the term of the license period, and amortized consistent with the associated revenue for providing the services. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount FactSet is entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, the Company does not disclose the value of the remaining unsatisfied performance obligations.
Disaggregated Revenue
The Company disaggregates revenue from contracts with clients by demographic region, which includes Americas, Europe and Asia Pacific. FactSet believes these geographic regions are reflective of how the Company manages the business and the demographic markets in which it serves. The geographic regions best depict the nature, amount, timing and uncertainty of revenue and cash flows related to contracts with clients. Refer to Note 8 Segment Information for further information on revenue by geographic region.
The following table presents this disaggregation of revenue by geography:

	Three months ended November 30,
(in thousands)	2019	2018
Americas	$231,330	$222,203
Europe	100,830	97,765
Asia Pacific	34,498	31,672
Total Revenue	$366,658	$351,640

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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2019 or August 31, 2019.
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2019 and August 31, 2019. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

	Fair Value Measurements at November 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$76,293	$—	$—	$76,293
Mutual funds (2)	—	18,710	—	18,710
Certificates of deposit (3)	—	7,341	—	7,341
Derivative instruments (4)	—	984	—	984
Total assets measured at fair value	$76,293	$27,035	$—	$103,328

Liabilities
Derivative instruments (4)	$—	$1,275	$—	$1,275
Total liabilities measured at fair value	$—	$1,275	$—	$1,275

	Fair Value Measurements at August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,849	$—	$—	$75,849
Mutual funds (2)	—	18,583	—	18,583
Certificates of deposit (3)	—	7,090	—	7,090
Derivative instruments (4)	—	520	—	520
Total assets measured at fair value	$75,849	$26,193	$—	$102,042

Liabilities
Derivative instruments (4)	$—	$3,575	$—	$3,575
Total liabilities measured at fair value	$—	$3,575	$—	$3,575

1.The Company’s corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 assets and included in Cash and cash equivalents within the Consolidated balance sheets.
2.The Company’s mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. As such, the Company’s mutual funds are classified as Level 2 and are classified as Investments (short-term) on the Consolidated balance sheets.
3.The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2 assets. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) within the Consolidated balance sheets.
4.The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore, are classified as Level 2 assets.
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. Goodwill is tested for impairment using a qualitative approach. The fair values of other non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2019, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of November 30, 2019, and August 31, 2019, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.

6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
FactSet conducts business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, the Company is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. See Note 16, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the first three months of fiscal 2019 or 2018, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.
As of November 30, 2019, FactSet maintained the following foreign currency forward contracts to hedge its exposures:
•Euro – foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the third quarter of fiscal 2020, and 25% of its exposure during the fourth quarter of fiscal 2020
•British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2020 and 25% of its exposure through the fourth quarter of fiscal 2020
•Indian Rupee – foreign currency forward contracts to hedge approximately 50% of its Indian Rupee exposure through the third quarter of fiscal 2020, and 25% of its exposure through the fourth quarter of fiscal 2020
•Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020
The following is a summary of all hedging positions and corresponding fair values:

Currency Hedged (in thousands, in U.S. dollars)	Gross Notional Value		Fair Value Asset (Liability)
	November 30, 2019	August 31, 2019	November 30, 2019	August 31, 2019
Euro	$24,932	$40,854	$(826)	$(1,230)
Indian Rupee	12,920	20,410	(449)	(998)
Philippine Peso	19,000	26,000	955	520
British Pound Sterling	16,587	26,436	29	(1,347)
Total	$73,439	$113,700	$(291)	$(3,055)
As of November 30, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.0 billion and Rs906.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €21.7 million and £12.8 million, respectively.

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	November 30, 2019	August 31, 2019
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$984	$520

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$(1,275)	$3,575

All derivatives were designated as hedging instruments as of November 30, 2019 and August 31, 2019.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2019 and 2018, respectively:

(in thousands)	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2019	2018		2019	2018
Foreign currency forward contracts	$2,030	$1,943	SG&A	$(734)	$(399)
As of November 30, 2019, the Company assessed that these cash flow hedges were effective. All components of each derivative’s gain or loss were recorded in the Consolidated Statement of Income in Selling, general, and administrative ("SG&A"). As of November 30, 2019, the Company estimates that $0.3 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2019, and August 31, 2019, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of other comprehensive income for the three months ended November 30, 2019 and 2018 are as follows:

	November 30, 2019		November 30, 2018
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$7,787	$7,787	$(9,504)	$(9,504)
Net unrealized gain on cash flow hedges recognized in AOCL	2,765	2,051	1,626	1,038
Other comprehensive income (loss)	$10,552	$9,838	$(7,878)	$(8,466)
The components of AOCL are as follows:

(in thousands)	November 30, 2019	August 31, 2019
Accumulated unrealized losses on cash flow hedges, net of tax	$(215)	$(2,266)
Accumulated foreign currency translation adjustments	(64,491)	(72,278)
Total accumulated other comprehensive loss	$(64,706)	$(74,544)

8. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) it engages in business activities from which they may earn revenue and incur expense, (ii) its operating results are regularly reviewed by the company's chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) its discrete financial information is available. The Company's Chief Executive Officer functions as the CODM.
The Company’s operating segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which it serves, with a primary focus on providing integrated global financial and economic information. The Company’s internal financial reporting structure is based on three segments: the Americas, Europe and Asia Pacific. The primary workflow solutions within the Americas, Europe and Asia Pacific segments are Research, Analytics and Trading, Content and Technology Solutions and Wealth. These workflow solutions provide global financial and economic information to investment managers, investment banks and other financial services professionals.
The Americas segment serves investment professionals including financial institutions throughout the Americas. The Europe and Asia Pacific segments serve investment professionals located throughout Europe and Asia Pacific, respectively. Segment revenue reflects direct sales to clients based in their respective geographic locations. Each segment records compensation expense (including stock-based compensation), amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.
Expenditures associated with the Company’s data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all the Company’s operating segments, and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue.
The following tables reflect the results of operations of the Company's segments:

(in thousands)
For the three months ended November 30, 2019	Americas	Europe	Asia Pacific	Total
Revenue from clients	$231,330	$100,830	$34,498	$366,658
Segment operating income	$49,623	$41,218	$22,345	$113,186
Total assets	$954,636	$645,293	$162,303	$1,762,232
Capital expenditures	$24,024	$1,168	$1,588	$26,780

For the three months ended November 30, 2018	Americas	Europe	Asia Pacific	Total
Revenue from clients	$222,203	$97,765	$31,672	$351,640
Segment operating income	$43,841	$39,089	$17,609	$100,539
Total assets	$719,961	$536,042	$109,924	$1,365,927
Capital expenditures	$4,105	$1,263	$4,158	$9,526

9. GOODWILL
Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2019 are as follows:

(in thousands)	Americas	Europe	Asia Pacific	Total
Balance at August 31, 2019	$386,195	$296,459	$3,075	$685,729
Foreign currency translations	—	5,686	(94)	5,592
Balance at November 30, 2019	$386,195	$302,145	$2,981	$691,321

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the Americas, Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the reported operating segments as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2019, consistent with the timing of previous years, utilizing a qualitative analysis and concluded it was more likely than not the fair value of each reporting unit was greater than its respective carrying value and no impairment charge was required.
10. COMMON STOCK AND EARNINGS PER SHARE
On November 15, 2019, FactSet’s Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on December 19, 2019 to common stockholders of record at the close of business on November 29, 2019.
Shares of common stock outstanding were as follows:

	Three Months Ended November 30,
(in thousands)	2019	2018
Balance, beginning of year at September 1, 2019 and 2018, respectively	38,118	38,192
Common stock issued for employee stock plans	135	183
Repurchase of common stock from employees(1)	(6)	(19)
Repurchase of common stock under the share repurchase program	(343)	(275)
Balance at November 30, 2019 and 2018, respectively	37,904	38,081
(1)For the three months ended November 30, 2019 and 2018, the Company repurchased 5,778 and 19,350 shares, or $1.5 million and $4.3 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2019
Basic EPS
Income available to common stockholders	$93,957	37,978	$2.47
Diluted EPS
Dilutive effect of stock options and restricted stock		609
Income available to common stockholders plus assumed conversions	$93,957	38,587	$2.43
For the three months ended November 30, 2018
Basic EPS
Income available to common stockholders	$84,296	38,106	$2.21
Diluted EPS
Dilutive effect of stock options and restricted stock		703
Income available to common stockholders plus assumed conversions	$84,296	38,809	$2.17
Dilutive potential common shares consist of stock options and unvested performance-based awards. Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. There were 20,128 stock options excluded from the calculation of diluted EPS for the three months ended November 30, 2019, because their inclusion would have been anti-dilutive. In addition, there were 36,501 performance-based awards excluded from the calculation of diluted EPS. For the three months ended November 30, 2018, there were no stock options or performance-based awards excluded from the calculation of diluted EPS.

11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended November 30, 2019 and 2018, the Company repurchased 343,000 shares for $84.4 million and 275,000 shares for $60.4 million, respectively.
As of November 30, 2019, $154.2 million remains authorized for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Restricted Stock
Restricted stock entitles the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2020, previously granted restricted stock of 15,376 shares vested and were included in common stock outstanding as of November 30, 2019 (recorded net of 5,778 shares repurchased from employees at a cost of $1.5 million to cover their cost of taxes upon vesting of the restricted stock). During the same comparable period a year ago, 52,611 shares of previously granted restricted stock vested and were included in common stock outstanding as of November 30, 2018 (recorded net of 19,350 shares repurchased from employees at a cost of $4.3 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following dividends for the first three months of fiscal 2020 and 2019 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,290	December 19, 2019

Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018
Cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.
12. EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK OPTION AND RETIREMENT PLANS
Stock Compensation Activity
Stock Option Awards
Stock options granted during the first three months of fiscal 2020, related to the employee grant on November 1, 2019 under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). FactSet granted 412,098 non-performance-based employee stock options, with an exercise price of $255.87 and estimated fair value of $60.19 per share using the lattice-binomial option-pricing model. The stock options awards vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

The estimated fair value of employee stock options granted on November 1, 2019 was determined with the following assumptions:

November 1, 2019 Grant Details
Term structure of risk-free interest rate	1.59% - 1.79%
Expected life (years)	7.22
Term structure of volatility	23% - 26%
Dividend yield	1.09%
Estimated fair value	$ 60.19
Exercise price	$ 255.87
Fair value as a percentage of exercise price	23.5%
Restricted Stock Units
During the first three months of fiscal 2020, FactSet granted 29,817 non-performance based restricted stock units ("RSUs") and 36,501 performance-based restricted stock units ("PRSUs") related to the annual employee grant on November 1, 2019, with a weighted average grant date fair value of $245.48 under the LTIP plan. The RSUs and PRSUs granted to employees entitle the holder to shares of common stock as the unit vests over time or the performance period, but not to dividends declared on the underlying shares, while the restricted stock is unvested. The grant date fair value of restricted stock units is measured by reducing the grant date price of FactSet's share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The RSUs vest 20% annually on the anniversary date of grant and are fully vested after five years, expiring ten years from the date of grant. The PRSUs cliff vest three years from the anniversary date of grant based on the achievement of certain performance metrics and expire ten years from the date of grant.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") in three-month intervals. The purchase price is equal to 85% of the lesser of, the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and a $25,000 contribution limit during an offering period.
During the three months ended November 30, 2019, employees purchased 11,159 shares at a weighted average price of $220.70 compared to 13,095 shares at a weighted average price of $197.34 for the three months ended November 30, 2018. At November 30, 2019, the ESPP had 209,251 shares reserved for future issuance.
Stock-based Compensation
The Company recognized total stock-based compensation expense of $9.8 million and $8.4 million, during the three months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, $107.4 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.5 years. Stock-based compensation expense related to the ESPP was $0.5 million for both the three months ended November 30, 2019 and 2018. There was no stock-based compensation capitalized for the three months ended November 30, 2019 or 2018.
As of November 30, 2019, FactSet had 5.5 million share-based awards available for grant under the LTIP and 0.3 million share-based awards available for grant under the Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated.
13. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended November 30,
(in thousands)	2019	2018
Income before income taxes	$108,741	$95,943
Provision for income taxes	$14,784	$11,647
Effective tax rate	13.6%	12.1%
FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three months ended November 30, 2019 due to R&D tax benefits, foreign derived intangible income deduction ("FDII"), and excess tax benefits associated with share-based payments.
For the three months ended November 30, 2019, the provision for income taxes was $14.8 million, an increase of 26.9% from the same period a year ago. The provision increased due to higher operating income and a reduction in income tax benefits for the three months ended November 30, 2019, compared to the prior year period. Income tax benefits for the three months ended November 30, 2019 were $5.9 million due to the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate, finalizing prior years' tax returns, and windfall tax benefits from stock-based compensation, compared to a $6.4 million benefit in the prior year period due to windfall tax benefits from stock-based compensation and the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the TCJA.
FactSet finalized the accounting for the tax effects of the TCJA with respect to the one-time transition tax, however the tax effects may be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.
14. DEBT
FactSet’s debt obligations consisted of the following:

(in thousands)	November 30, 2019	August 31, 2019
2019 Revolving Credit Facility (maturity date of March 29, 2024)	$575,000	$575,000
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
FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated balance sheets at November 30, 2019. The principal balance is payable in full on the maturity date.
The fair value of the Company's long-term debt was $575.0 million as of November 30, 2019, which the Company believes approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended November 30, 2019 and 2018, the Company recorded interest expense of $4.2 million and $4.7 million on its outstanding debt amounts, respectively. The weighted average interest rate on amounts outstanding under our credit facilities was 2.59% and 3.35% as of November 30, 2019 and August 31, 2019, respectively. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.

During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintains a consolidated net leverage ratio, as measured by total net funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of November 30, 2019.
15. LEASES

In February 2016, the FASB issued an accounting standard update related to accounting for leases. The update requires the recognition of lease right-of use (“ROU”) assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. FactSet adopted the standard as of September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption.

FactSet reviews new arrangements at inception to evaluate whether the Company obtains substantially all the economic benefits of and has the right to control the use of an asset. If FactSet determines that an arrangement qualifies as a lease, a lease liability and a corresponding lease right-of-use (“ROU”) asset is recognized on the lease commencement date which includes fixed lease payments and certain qualifying index-based variable payments.

In determining the amount of lease payments used in measuring ROU assets and lease liabilities, FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component. The Company has also elected to apply the short-term lease exception to not recognize lease liabilities and right-of-use assets for leases with a term of 12 months or less. FactSet will recognize these lease payments on a straight-line basis over the lease term in Occupancy expense (a component of SG&A expense).
The adoption of the lease standard primarily related to the Company’s real estate operating leases. As a result of the adoption of the standard, the Company recognized lease liabilities (initially measured at the present value of the future minimum lease payments over the remaining lease term at the commencement date) of $266.4 million as of November 30, 2019, included in Current lease liabilities and Lease liabilities on the Consolidated Balance Sheets. The Company also recognized right-of-use (“ROU”) assets (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) of $217.0 million as of November 30, 2019, included in Lease right-of-use assets, net on the Consolidated Balance Sheets.
Lease liabilities are measured as the present value of the future minimum lease payments over the lease term using FactSet’s incremental borrowing rate within the geography where the leased asset is located, as there is no rate implicit in the Company’s operating lease arrangements. As FactSet does not have any outstanding public debt, the Company estimates the incremental borrowing rate based on FactSet’s estimated credit rating and available market information. The incremental borrowing rate was determined at lease commencement, or as of September 1, 2019 for operating leases in existence upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement.
As of November 30, 2019, the Company’s leases have remaining terms of less than one year to 16 years. The ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised. FactSet’s operating lease net expense for the three months ended November 30, 2019 was $10.6 million. Charges related to our operating leases that are variable and therefore not included in the measurement of the lease liabilities were $5.0 million for the three months ended November 30, 2019.

The following table reconciles FactSet’s future undiscounted cash flows related to the Company’s operating leases and the reconciliation to the operating lease liability as of November 30, 2019:

(in thousands)	Minimum Lease Payments
Years ended August 31,

Remainder of 2020	$28,448
2021	36,561
2022	31,601
2023	28,318
2024	26,888
Thereafter	173,946
Total Undiscounted lease Payments	325,762
Less: Imputed Interest	59,316
Present value of total lease payments	$266,446
As of November 30, 2019, the Company has entered into an additional real estate lease in the Philippines which has not yet commenced and is therefore not part of the table above nor included in the lease right-of-use assets and liabilities. This lease will commence when the Company obtains possession of the underlying leased asset which is expected to be in phases during the second and third quarters of fiscal 2020. The lease is for approximately 10 years and has undiscounted future rent payments of approximately $74 million.
The following table presents other information related to the operating leases recorded on the Consolidated Balance Sheets as of November 30, 2019:

Weighted average remaining lease term (in years)	10.5
Weighted average discount rate (IBR)	3.8%
Cash paid for amounts included in the measurement of lease liabilities (in millions)	$ 10.5

16. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers
Purchase commitments represent payments due in future periods to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2019, the Company had total purchase commitments with suppliers of $69.9 million. There were no material changes in the Company’s purchase commitments during the first three months of fiscal 2020.
Letters of Credit
Approximately $2.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2019. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement, refer to Note 14 Debt for more information.

Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 13 Income Taxes for further details. FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.
Legal Matters
FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2019, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.
Sales Tax Matters
In August 2019, FactSet received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue relating to prior tax periods. The Notice follows FactSet's previously disclosed response to a letter from the Commonwealth requesting additional sales information. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. The Company filed an appeal to the Notice and intends to contest any such assessment, if assessed, and continues to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of November 30, 2019. While FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; if FactSet does not prevail, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.
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

Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. The Company does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenue in any period presented. At November 30, 2019, the Company’s largest individual client accounted for approximately 3% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2019. As of November 30, 2019, the receivable reserve was $8.9 million compared to $10.5 million as of August 31, 2019.
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
Concentrations of Other Risk
Data Content Providers
Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data costs for the three months ended November 30, 2019 and 2018, respectively.
17. Subsequent Event
On January 9, 2020, Mr. Franck A.R. Gossieaux, the Company’s Executive Vice President, Global Head of Sales and Client Solutions will assume the title of Executive Vice President, Chief Revenue Officer. Ms. Rachel R. Stern, the Executive Vice President, General Counsel and Secretary will assume the title of Executive Vice President, Chief Legal Officer and Global Head of Strategic Resources. Ms. Stern will also continue as Corporate Secretary. The titles were updated to align with the executives’ current roles and responsibilities.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Key Metrics
•Results of Operations
•Liquidity
•Capital Resources
•Foreign Currency
•Off-Balance Sheet Arrangements
•Share Repurchase Program
•Contractual Obligations
•Dividends
•Significant Accounting Policies and Critical Accounting Estimates
•New Accounting Pronouncements
•Market Trends
•Forward-Looking Factors
The MD&A should be read in conjunction with our 2019 Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Executive Overview
FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized our content and multi-asset class solutions across each stage of the investment process. Our goal is to provide a seamless user experience spanning idea generation, research, portfolio construction, trade execution, performance measurement, risk management, reporting, and portfolio analysis, in which we serve the front, middle, and back offices to drive productivity and improved performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in the organization. We are focused on growing our business throughout each of our three segments, the Americas, Europe, and Asia Pacific. We primarily deliver insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions and Wealth.
We currently serve financial professionals, which include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors, and corporate clients. We provide both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and to execute trades. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace and digital portals and application programming interfaces (“APIs”). Our revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, and research management.
Business Strategy
As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications across the investment lifecycle to create an open and scalable platform. We bring the front, middle and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business in each of our three segments which include the Americas, Europe, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources and concentrate on markets that demand our products. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.

Fiscal 2020 First Quarter in Review
Revenue in the first quarter of fiscal 2020 was $366.7 million, an increase of 4.3% from the prior year comparable period, of which, 4.2% of the increase can be attributed to organic revenue growth. Revenue growth can be attributed primarily to Wealth, CTS and Analytics and Trading, due mainly to increased demand for our wealth workstations, core and premium data feeds and our portfolio analytics solutions. As of November 30, 2019, organic annual subscription value ("organic ASV") plus professional services totaled $1.48 billion, an increase of 4.1% over the prior year comparable period.
Operating income grew 12.6% and diluted earnings per share ("EPS") increased 12.0% compared to the prior year period. This increase in operating income was primarily driven by revenue growth outpacing the growth of operating expenses on a year-over-year basis, with revenue growth of 4.3%, as well as a reduction in bad debt expense, partially offset by an increase in computer-related and occupancy expenses.
As of November 30, 2019, employee count was 9,865, up 2.8% in the past 12 months, due primarily to an increase in net new employees of 4.5% in Asia Pacific and 4.6% in Europe, partially offset by a net decrease of 2.4% in the Americas. Of our total employees, 6,194 were located in Asia Pacific, 2,363 were located in the Americas, 1,308 in Europe.
Key Metrics
The following is a review of our key metrics:

	As of and for the Three Months Ended November 30,		Change
(in thousands, except client and user counts and per share data)	2019	2018
Revenue	$366.7	$351.6	4.3%
Operating income	$113.2	$100.5	12.6%
Net income	$94.0	$84.3	11.5%
Diluted EPS	$2.43	$2.17	12.0%
Clients	5,601	5,297	5.7%
Users	126,785	115,209	10.0%
The table below provides an unaudited reconciliation of ASV to organic ASV:

	As of November 30,		Change
(in millions)	2019	2018
As reported ASV(1)	$1,453.8	$1,398.2
Currency impact to ASV	0.3	—
Organic ASV(2)	$1,454.1	$1,398.2	4.0%
(1)ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees, which are not subscription-based. The professional service fees are $24.1 million and $22.2 million as of November 30, 2019 and 2018, respectively.
(2)Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency on the current year period and professional services.
Organic Subscription Value Growth
Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients, excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency on the current year period, and professional services. With proper notice provided to us, our clients can add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. As of November 30, 2019, our organic ASV totaled $1.45 billion, up 4.0% over the prior year comparable period. As of November 30, 2019, organic ASV plus professional services was $1.48 billion, an increase of 4.1%, compared to the prior year period.

The increase in year-over-year organic ASV was due to growth across all of our geographic segments from increased sales of products and solutions to new and existing clients, with the majority of the growth related to the Americas, followed by Asia Pacific and Europe. ASV growth from our workflow solutions was primarily driven by Analytics and Trading, CTS and Wealth, partially offset by higher cancellations focused in Research. ASV growth in Analytics and Trading was primarily due to increased sales for our portfolio analytics solutions and risk products. ASV growth in CTS was primarily driven by increased sales in core and premium data feeds while ASV growth in Wealth was mainly due to increased workstation sales.

As of November 30, 2019, ASV from the Americas segment was $907.5 million, an increase of 3.5% from the prior year period. ASV from the international operations was $546.2 million as of November 30, 2019, an increase of 4.8% over the prior year comparable period. International ASV represents 37.6% of total ASV as of November 30, 2019, up from 37.3% in the prior year.
ASV increased in the Americas segment as of November 30, 2019, compared to the prior year period, primarily from our Analytics and Trading, CTS, and Wealth, due to the increasing demand for our integrated analytics and data products. The ASV increase from our international operations was due to continued growth in the Analytics and Trading and CTS workflows.
Buy-side and sell-side ASV growth rates for the first quarter of fiscal 2020 were both 4.0%. Buy-side clients account for 83.9% of ASV, which include traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds. The remaining portion of ASV is derived from sell-side firms that perform M&A advisory work, capital markets services and equity research.

Client and User Additions
Our total client count was 5,601 as of November 30, 2019, representing a net increase of 304 or 5.7% in the last 12 months and a net increase of 27 for three months ended November 30, 2019. The increase for both the three and 12 months ended November 30, 2019 was due to an increase in corporate and wealth management clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.

As of November 30, 2019, there were 126,785 professionals using FactSet, representing a net increase of 11,576 or 10.0% in the last 12 months driven primarily by Wealth workstation sales. For the three months ended November 30, 2019, our user count decreased by 37 primarily driven by a decrease in sell side users.
Annual client retention as of November 30, 2019 was greater than 95% of ASV and 89% when expressed as a percentage of clients. The cancellation rate for the first quarter of fiscal 2020 was higher than the prior year comparable period. Cancellations were higher mainly from continued cost pressures among institutional asset managers and churn within our banking clients. Despite higher cancellations, our retention rate remains high, which reflects the strength of our business strategy and the value of the FactSet products, as the majority of our clients maintain their subscriptions to the FactSet platform year-over-year. As of November 30, 2019, our largest individual client accounted for less than 3% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.
Returning Value to Stockholders
On November 15, 2019, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on December 19, 2019 to common stockholders of record at the close of business on November 29, 2019. We repurchased 343,000 shares for $84.4 million during the first quarter of fiscal 2020 under our existing share repurchase program. For the three months ended November 30, 2019, we have returned $111.7 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we have returned $343.0 million to stockholders in the form of share repurchases and dividends. As of November 30, 2019, $154.2 million remains available for future share repurchases under the existing share repurchase program.
Capital Expenditures
Capital expenditures in the first quarter of fiscal 2020 were $26.8 million, compared to $9.5 million a year ago. Capital expenditures of $8.5 million, or 32%, were primarily related to the purchase of computers and peripherals. The remainder of our capital expenditures was primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2019 and 2018, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(in thousands, except per share data)	2019	2018	Change
Revenue	$366,658	$351,640	4.3%
Cost of services	$164,957	$166,776	(1.1)%
Selling, general and administrative	$88,515	$84,325	5.0%
Operating income	$113,186	$100,539	12.6%
Net income	$93,957	$84,296	11.5%
Diluted earnings per common share	$2.43	$2.17	12.0%
Diluted weighted average common shares	38,587	38,809
Revenue
Three months ended November 30, 2019 compared to three months ended November 30, 2018
Revenue for the three months ended November 30, 2019 was $366.7 million, increasing 4.3% compared to the prior year while organic revenue increased by 4.2% compared to the same period a year ago. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, foreign currency in all periods presented and deferred revenue fair value adjustments from purchase accounting. The increase in revenue was due to growth across all our operating segments for the three months ended November 30, 2019 compared to the prior year period, with the majority of the increase in revenue driven from the Americas, followed by Europe and Asia Pacific.
Revenue by Operating Segment

	Three Months Ended November 30,
(in thousands)	2019	2018	Change
Americas	$231,330	$222,203	4.1%
% of revenue	63.1%	63.2%
Europe	$100,830	$97,765	3.1%
Asia Pacific	34,498	31,672	8.9%
International	$135,328	$129,437	4.6%
% of revenue	36.9%	36.8%
Consolidated	$366,658	$351,640	4.3%
Three months ended November 30, 2019 compared to three months ended November 30, 2018
Revenue from our Americas segment increased 4.1% to $231.3 million during the three months ended November 30, 2019, compared to $222.2 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Wealth, Analytics and Trading, and CTS, partially offset by cancellations. Organic revenue in the Americas increased 4.1% compared to the same period a year ago. Revenue from our Americas operations accounted for 63.1% of our consolidated revenue during the first quarter of fiscal 2020, comparable to the prior year period of 63.2%.

European revenue increased 3.1% to $100.8 million during the three months ended November 30, 2019, compared to $97.8 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading and CTS, partially offset by cancellations. The European organic revenue growth rate was 3.0% for the three months ended November 30, 2019, compared to the same period a year ago.

Asia Pacific revenue increased 8.9% to $34.5 million during the three months ended November 30, 2019, compared to $31.7 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in the Analytics and Trading and CTS workflows, partially offset by cancellations. Asia Pacific organic revenue increased 8.9% for the three months ended November 30, 2019, compared to the same period a year ago.

Revenue by Workflow Solutions
The revenue growth across our operating segments for the three months ended November 30, 2019 compared to the same period a year ago, was primarily driven by Wealth, CTS and Analytics and Trading. Revenue growth from Wealth was mainly due to higher sales of our workstation product. The growth in CTS was driven mainly by increased sales of core and premium data feeds. Analytics and Trading also experienced growth due to increased sales of portfolio analytics solutions and risk products. Offsetting these positive growth factors were increased cancellations compared to the prior year period, resulting from continued industry-wide cost pressures and firm consolidations.
Operating Expenses

	Three Months Ended November 30,
(in thousands)	2019	2018	Change
Cost of services	$164,957	$166,776	(1.1)%
Selling, general and administrative	88,515	84,325	5.0%
Total operating expenses	$253,472	$251,101	0.9%

Operating Income	$113,186	$100,539	12.6%
Operating Margin	30.9%	28.6%
Cost of Services
Three months ended November 30, 2019 compared to three months ended November 30, 2018
For the three months ended November 30, 2019, cost of services decreased 1.1% to $165.0 million compared to $166.8 million in the same period a year ago, primarily due to a reduction in compensation costs, partially offset by an increase in computer-related expenses. Cost of services, when expressed as a percentage of revenue, was 45.0% during the first quarter of fiscal 2020, a decrease of 240 basis points compared to the same period a year ago. This decrease was primarily due to year-over-year revenue growth, as well as a decrease in employee compensation and data costs, partially offset by an increase in computer-related expenses and stock-based compensation, when expressed as a percentage of revenue.
Employee compensation, including stock-based compensation, when expressed as a percentage of revenue, decreased 210 basis points in the first quarter of fiscal 2020, compared to the same period a year ago. This decrease in employee compensation was primarily driven by a shift in headcount distribution from cost of services to SG&A and from our high to lower cost locations. Although net employee headcount grew by 265 employees, over the past 12 months, with the majority of their compensation included in cost of services, the increase was primarily concentrated in our lower cost, centers of excellence, in Asia Pacific. This decrease was partially offset by an increase in stock-based compensation, when expressed as a percentage of revenue, due to a one-time vesting acceleration.
Data costs, when expressed as a percentage of revenue, decreased 40 basis points due primarily to revenue growth outpacing the growth in data costs, which remained flat year-over-year. Computer-related expenses, as a percentage of revenue, increased 60 basis points primarily driven by increased costs from cloud-based hosting and licensed software arrangements.
Selling, General and Administrative
Three months ended November 30, 2019 compared to three months ended November 30, 2018
For the three months ended November 30, 2019, SG&A expenses increased 5.0% to $88.5 million, compared to $84.3 million for the same period a year ago, primarily due to employee compensation and occupancy costs, partially offset by a reduction in bad debt expense. SG&A expenses, expressed as a percentage of revenue, were 24.1% during the first quarter of fiscal 2020, an increase of 20 basis points over the prior year period. When expressed as a percentage of revenue, this increase was primarily driven by an increase in employee compensation and occupancy costs, partially offset by a reduction in bad debt expense and travel expenses.
Employee compensation, when expressed as a percentage of revenue, increased 50 basis points in the first quarter of fiscal 2020, compared with the same period a year ago. This increase was primarily driven by a shift in headcount distribution from cost of services to SG&A, partially offset by a reduction in employee benefit costs.
Occupancy costs increased 50 basis points over the prior year period, when expressed as a percentage of revenue, primarily related to leasing the new corporate headquarters space in Norwalk, Connecticut while we continued to incur lease expense related to the expiring lease of our prior headquarters. Bad debt expense decreased 70 basis points, as a percentage of revenue. Travel expenses decreased 30 basis points as a percentage of revenue, due to an internal focus on cost discipline measures.

Operating Income and Operating Margin
Three months ended November 30, 2019 compared to three months ended November 30, 2018
Operating income increased 12.6% to $113.2 million for the three months ended November 30, 2019 compared to $100.5 million in the prior year period. Operating income increased due to due to revenue growth and a reduction in bad debt expense, partially offset by an increase in computer-related expenses and occupancy costs. Operating margin increased to 30.9% during the first quarter of fiscal 2020 compared to 28.6% in the prior year period. The increase in operating margin on a year-over-year basis was primarily due to revenue growth and reductions in employee compensation including stock-based compensation, bad debt expense, data costs and travel expenses, partially offset by higher computer-related expenses, when expressed as a percentage of revenue.
Operating Income by Segment

	Three Months Ended November 30,
(in thousands)	2019	2018	Change
Americas	$49,623	$43,841	13.2%
Europe	41,218	39,089	5.4%
Asia Pacific	22,345	17,609	26.9%
Total Operating Income	$113,186	$100,539	12.6%
Our operating segments are aligned with how we manage the business, the demographic markets we serve, and how the chief operating decision maker ("CODM") assesses performance. Our internal financial reporting structure is based on three reportable segments, the Americas, Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenue.
Three months ended November 30, 2019 compared to three months ended November 30, 2018
Americas operating income increased 13.2% to $49.6 million during the three months ended November 30, 2019 compared to $43.8 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 4.1%, a reduction to compensation expense and bed debt expense, partially offset by computer-related expenses and occupancy costs. Employee compensation decreased primarily due to a net reduction in headcount of 2.4% over the past 12 months, partially offset by annual base salary increases year-over-year. Computer-related expenses increased year-over-year primarily due to increased costs from cloud-based hosting and licensed software arrangements. Occupancy costs increased primarily due to leasing the new corporate headquarters space in Norwalk, Connecticut while we continued to incur lease expense related to the expiring lease of our prior headquarters.
European operating income increased 5.4% to $41.2 million during the three months ended November 30, 2019 compared to $39.1 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 3.1%, partially offset by an increase in employee compensation expense. Employee compensation increased primarily due to a net headcount increase of 4.6% over the past 12 months and annual base salary increases year-over-year.
Asia Pacific operating income increased 26.9% to $22.3 million during the three months ended November 30, 2019, compared to $17.6 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 8.9%, partially offset by an increase in compensation expense. Employee compensation increased as a result of a 4.5% increase in our Asia Pacific workforce in the last 12 months and annual base salary increases year-over-year.

Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended November 30,
(in thousands, except for per share data)	2019	2018	Change
Provision for income taxes	$14,784	$11,647	26.9%
Net income	$93,957	$84,296	11.5%
Diluted earnings per common share	$2.43	$2.17	12.0%
Income Taxes
Three months ended November 30, 2019 compared to three months ended November 30, 2018
For the three months ended November 30, 2019, the provision for income taxes was $14.8 million, an increase of 26.9% from the same period a year ago. The provision increased due to higher operating income and a reduction in income tax benefits for the three months ended November 30, 2019, compared to the prior year period.
Income tax benefits for the three months ended November 30, 2019 was $5.9 million due to the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate, finalizing prior years' tax returns, and windfall tax benefits from stock-based compensation, compared to a $6.4 million benefit in the prior year period due to windfall tax benefits from stock-based compensation and the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the TCJA.

Net Income and Diluted Earnings per Share
Three months ended November 30, 2019 compared to three months ended November 30, 2018
Net income increased 11.5% to $94.0 million and diluted earnings per share ("EPS") increased 12.0% to $2.43 for the three months ended November 30, 2019, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth outpacing the growth of operating expenses on a year-over-year basis, partially offset by an increase in the income tax provision. Diluted EPS also benefited from a 0.2 million share reduction in our diluted weighted average shares outstanding compared to the same period a year ago, mainly due to share repurchases, partially offset by the impact from stock options issued.

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
The table below provides an unaudited reconciliation of revenue to organic revenue.

	Three Months Ended November 30,
(In thousands)	2019	2018	Change
Revenue	$366,658	$351,640	4.3%
Deferred revenue fair value adjustment(1)	1,216	1,350
Currency impact	27	—
Organic revenue	$367,901	$352,990	4.2%
(1)Deferred revenue fair value adjustments from purchase accounting.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended November 30,
(In thousands, except per share data)	2019(1)	2018(2)	Change
Operating income	$113,186	$100,539	12.6%
Intangible asset amortization	5,152	5,893
Deferred revenue fair value adjustment	1,216	1,350
Other items	5,168	3,484
Adjusted operating income	$124,722	$111,266	12.1%
Adjusted operating margin	33.9%	31.5%

Net income	$93,957	$84,296	11.5%
Intangible asset amortization(3)	4,181	4,792
Deferred revenue fair value adjustment(4)	987	1,098
Other items(5)	4,011	2,832
Income tax items	(3,481)	(1,709)
Adjusted net income	$99,655	$91,309	9.1%

Diluted earnings per common share	$2.43	$2.17	12.0%
Intangible asset amortization	0.11	0.12
Deferred revenue fair value adjustment	0.03	0.03
Other items	0.10	0.07
Income tax items	(0.09)	(0.04)
Adjusted diluted earnings per common share	$2.58	$2.35	9.8%
Weighted average common shares (Diluted)	38,587	38,809
(1)Operating income, net income and diluted EPS in the first quarter of fiscal 2020 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to severance, stock-based compensation acceleration, professional fees related to infrastructure upgrade activities, and facilities costs.
(2)Operating income, net income and diluted EPS in the first quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to severance, stock-based compensation acceleration, and professional fees.
(3)The intangible asset amortization was recorded net of a tax impact of $1.0 million in the first quarter of fiscal 2020 compared to $1.1 million for the first quarter of fiscal 2019.
(4)The deferred revenue fair value adjustment was recorded net of a tax impact of $0.2 million in the first quarter of fiscal 2020 compared to $0.3 million for the first quarter of fiscal 2019.
(5)The other items were recorded net of a tax impact of $1.2 million for the first quarter of fiscal 2020 compared to $0.7 million for the first quarter of 2019.

Liquidity
The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended November 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$95,791	$46,320
Capital expenditures(1)	(26,780)	(9,526)
Free cash flow(2)	$69,011	$36,794
Net cash used in investing activities(1)	$(27,143)	$(7,309)
Net cash used in financing activities	$(94,955)	$(75,005)
Cash and cash equivalents at end of period	$336,217	$170,378
(1)Included in net cash used in investing activities during each fiscal period reported.
(2)Free cash flow is defined as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.
Cash and cash equivalents aggregated to $336.2 million as of November 30, 2019, compared to $359.8 million as of August 31, 2019. Our cash and cash equivalents decreased $23.6 million during the first three months of fiscal 2020, primarily due to $84.4 million in share repurchases, $27.3 million in dividend payments, $26.8 million of capital expenditures, and $0.4 million net increase in investments (net of investment proceeds). These cash outflows were partially offset by cash inflows of $95.8 million of net cash provided by operating activities, $16.7 million in proceeds from the exercise of employee stock options and $2.7 million increase from the effects of foreign currency fluctuation on cash balances.
Net cash used in investing activities was $27.1 million in the first three months of fiscal 2020, representing a $19.8 million increase from the same period a year ago. This increase was due primarily to $17.3 million of higher capital expenditures and a $2.6 million reduction in net proceeds from investments (net of purchases).
Net cash used by financing activities was $95.0 million in the first three months of fiscal 2020, representing a $20.0 million increase in cash used by financing activities from the same period a year ago. The increase in cash used in financing activities was primarily due to a $19.7 million increase in share purchases and a $3.0 million increase in dividend payments, partially offset by $2.8 million increase in proceeds from employee stock plans.
We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash. As of November 30, 2019, our total Cash and cash equivalents worldwide was $336.2 million with $574.2 million in outstanding borrowings (net of $0.8 million of unamortized debt issuance costs). The total available cash and cash equivalents held in bank accounts located within the Americas is $114.2 million, Europe includes $171.2 million (predominantly within the UK, France, and Germany) and the remaining $50.8 million is held in the Asia Pacific segment. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.
Free cash flow generated in the three months ended November 30, 2019 was $69.0 million, an increase of 87.6% compared to a year ago. Free cash flow is the result of $95.8 million of net cash provided by operating activities, partially offset by $26.8 million in capital expenditures. The increase in free cash flow was primarily driven by a decrease in net working capital for the three months ended November 30, 2019, compared to the prior year period, primarily due to improved cash collections with a decrease in our days sales outstanding ("DSO") to 37 days compared to 42 days in the same period a year ago and timing of payments, as well as an increase in net income. This increase was partially offset by higher capital expenditures for the build-out of new office space for some of our locations and increased investments in technology for the three months ended November 30, 2019, compared to the prior year period.

Capital Resources
Capital Expenditures
Capital expenditures in the first quarter of fiscal 2020 were $26.8 million, compared to $9.5 million a year ago. Capital expenditures of $8.5 million, or 32%, were primarily related to the purchase of computers and peripherals. The remainder of our capital expenditures was primarily for the build-out of the new corporate headquarters in Norwalk, Connecticut.
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
FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated balance sheets at August 31. 2019. The principal balance is payable in full on the maturity date.
The fair value of the Company's long-term debt was $575.0 million as of November 30, 2019, which the Company believes approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended November 30, 2019 and 2018, the Company recorded interest expense of $4.2 million and $4.7 million on its outstanding debt amounts, respectively. For the three months ended November 30, 2019 and 2018. The weighted average interest rate on amounts outstanding under our credit facilities was 2.59% and 3.35% as of November 30, 2019 and August 31, 2019, respectively. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintains a consolidated net leverage ratio, as measured by total net funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of November 30, 2019.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.9 million of standby letters of credit have been issued in connection with our leased office spaces as of November 30, 2019. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement, refer to Note 14 Debt for more information.
Foreign Currency
Foreign Currency Exposure
Certain wholly-owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average exchange rates for revenue and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Our foreign currency exchange exposure is related to our operating expense base in countries outside the Americas, where approximately 76% of our employees were located as of November 30, 2019. During the three months ended November 30, 2019 and 2018, foreign currency movements increased operating income by $1.0 million and $1.7 million, respectively.
Foreign Currency Hedges
As of November 30, 2019, we maintained the following foreign currency forward contracts to hedge its exposures:
•Euro – foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the third quarter of fiscal 2020, and 25% of its exposure during the fourth quarter of fiscal 2020
•British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2020 and 25% of its exposure through the fourth quarter of fiscal 2020
•Indian Rupee – foreign currency forward contracts to hedge approximately 50% of its Indian Rupee exposure through the third quarter of fiscal 2020, and 25% of its exposure through the fourth quarter of fiscal 2020
•Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020
As of November 30, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.0 billion and Rs906.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €21.7 million and £12.8 million, respectively.
A loss on derivatives of $0.7 million was recorded into operating income for the three months ended November 30, 2019, compared to a loss on derivatives of $0.4 million in the same period a year ago.
Off-Balance Sheet Arrangements
At November 30, 2019 and August 31, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Share Repurchase Program
Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the first quarter of fiscal 2020, we repurchased 343,000 shares for $84.4 million under our existing share repurchase program compared to 275,000 shares for $60.4 million in the same period a year ago. For the three months ended November 30, 2019, we have returned $111.7 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we have returned $343.0 million to stockholders in the form of share repurchases and dividends. As of November 30, 2019, $154.2 million remains available for future share repurchases under the existing share repurchase program.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2019, we had total purchase commitments of $69.9 million. There were no material changes in our purchase commitments during the first three months of fiscal 2020.
As disclosed earlier in the Capital Resources section of this MD&A, FactSet entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of November 30, 2019. Refer to the Capital Resources section of the MD&A for a discussion on our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the first three months of fiscal 2020.

Dividends
On November 15, 2019, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on December 19, 2019, to common stockholders of record at the close of business on November 29, 2019. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Significant Accounting Policies and Critical Accounting Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The accounting policies used in preparing our consolidated financial statements for the first three months of fiscal 2020 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, with the exception of the accounting guidance adopted in the first quarter of fiscal 2020 related to leases accounting. Please see Note 15, Leases, of this report for further details on the adoption of the new leases standard.
We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. There were no significant changes in our accounting policies or critical accounting estimates during the first three months of fiscal 2020.
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

Brexit
On June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union ("Brexit"). On March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty, formally starting negotiations with the European Union. On October 17, 2019, a new Brexit deal was agreed between the European Union and the UK Government (the “Withdrawal Agreement Bill”). On October 22, 2019 the UK Parliament approved the Withdrawal Agreement Bill but rejected the timing of its implementation. On December 20, 2019, members of Parliament voted in favor of the Withdrawal Agreement Bill. Provided the European Parliament also approves the Withdrawal Agreement Bill, the UK will formally leave the European Union on January 31, 2020. Following such departure, the UK will enter a transition period until December 31, 2020. During this transition period, the UK will still follow all the EU's rules and regulations, will remain in the single market and the customs union, and will permit the free movement of people. A no-deal Brexit could still result, as the Withdrawal Agreement Bill prohibits any extension to the transition period beyond the end of 2020. The political and economic instability created by the Brexit vote has caused, and may continue to cause, significant volatility in global financial markets. At this time, we cannot predict the impact that Brexit will have on our business as it will depend, in part, on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets.
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
These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in this MD&A above and those listed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report to reflect actual results or future events or circumstances.
Business Outlook
The following forward-looking statements reflect our expectations as of December 19, 2019. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2020 Expectations:
– Organic ASV plus professional services is expected to increase in the range of $65 million and $85 million over fiscal 2019.
– GAAP revenue is expected to be in the range of $1.49 billion and $1.50 billion.
– GAAP operating margin is expected to be in the range of 28.5% and 29.5%.
– Adjusted operating margin is expected to be in the range of 31.5% and 32.5%.
– FactSet’s annual effective tax rate is expected to be in the range of 17.0% and 17.5%.
– GAAP diluted EPS is expected to be in the range of $8.70 and $9.00. Adjusted diluted EPS is expected to be in the range of $9.85 and $10.15.
Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.
Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.
Foreign Currency Hedges
As of November 30, 2019, we maintained the following foreign currency forward contracts to hedge our exposures:
•Euro – foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the third quarter of fiscal 2020, and 25% of its exposure during the fourth quarter of fiscal 2020
•British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2020 and 25% of its exposure through the fourth quarter of fiscal 2020
•Indian Rupee – foreign currency forward contracts to hedge approximately 50% of its Indian Rupee exposure through the third quarter of fiscal 2020, and 25% of its exposure through the fourth quarter of fiscal 2020
•Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020
As of November 30, 2019, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.0 billion and Rs906.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €21.7 million and £12.8 million, respectively.
A loss on derivatives of $0.7 million was recorded into operating income for the three months ended November 30, 2019, compared to a loss on derivatives of $0.4 million in the same period a year ago. The losses and gains on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2019. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $7.2 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of November 30, 2019, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2019, with operating results held constant in local currencies, would result in a decrease in operating income by $28.6 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2019 would have increased the fair value of total assets by $76.4 million and equity by $60.1 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory and other negotiations.
Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at November 30, 2019 was $362.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our consolidated balance sheet as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our Cash and cash equivalents and Investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
Debt
As of November 30, 2019, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount. The application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, approximates the current market rate for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. During the three months ended November 30, 2019 and 2018, we recorded interest expense of $4.2 million and $4.7 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change to our annual interest expense.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2020, the Company implemented a new general ledger and financial reporting system as part of a multi-year global project to design, configure and install an integrated suite of enterprise software. The implementation has involved changes to certain processes and related internal controls over financial reporting. The Company has reviewed the system and the controls affected and made appropriate changes as necessary.
There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 16, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There were no material changes during the first three months of fiscal 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended November 30, 2019:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)(2)
September 2019	40,000	$242.18	40,000	$228,932
October 2019	231,620	$244.37	229,000	$172,980
November 2019	77,158	$253.91	74,000	$154,196
Total	348,778		343,000
(1)Includes 343,000 shares purchased under the existing stock repurchase program, as well as 5,778 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)EXHIBITS
The information required by this Item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Expatriation Agreement for Franck A.R. Gossieaux, dated June 1, 2019(1)					X
10.2	Amendment for Expatriation for Franck A.R. Gossieaux, dated June 1, 2019(1)					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
(1) Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 9, 2020	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Expatriation Agreement for Franck A.R. Gossieaux, dated June 1, 2019
10.2	Amendment for Expatriation for Franck A.R. Gossieaux, dated June 1, 2019
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)