Form 10-Q
period 2020-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2020-04-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 31, 2020 was 37,871,737.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FDS	New York Stock Exchange LLC
The Nasdaq Stock Market

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 29, 2020
For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share data)	2020	2019	2020	2019
Revenue	$369,780	$354,895	$736,438	$706,535
Operating expenses
Cost of services	176,218	165,108	341,175	331,884
Selling, general and administrative	87,305	81,099	175,820	165,424
Total operating expenses	263,523	246,207	516,995	497,308

Operating income	106,257	108,688	219,443	209,227

Other expenses
Interest expense, net	(2,661)	(4,211)	(5,792)	(8,670)
Other expense, net	(487)	(128)	(1,801)	(265)
Income before income taxes	103,109	104,349	211,850	200,292

Provision for income taxes	14,423	19,647	29,207	31,294
Net income	$88,686	$84,702	$182,643	$168,998

Basic earnings per common share	$2.34	$2.23	$4.82	$4.44
Diluted earnings per common share	$2.30	$2.19	$4.73	$4.37

Basic weighted average common shares	37,875	38,055	37,927	38,081
Diluted weighted average common shares	38,576	38,619	38,582	38,714
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2020	2019	2020	2019
Net income	$88,686	$84,702	$182,643	$168,998

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(208)	527	1,843	1,565
Foreign currency translation adjustments	(1,565)	5,026	6,222	(4,478)
Other comprehensive (loss) income	(1,773)	5,553	8,065	(2,913)
Comprehensive income	$86,913	$90,255	$190,708	$166,085
* For the three and six months ended February 29, 2020, the unrealized (loss) gain on cash flow hedges were net of a tax benefit of $73 thousand and a tax expense of $641 thousand, respectively. For the three and six months ended February 28, 2019, the unrealized gain on cash flow hedges was net of a tax expense of $179 thousand and $767 thousand, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 29, 2020	August 31, 2019
ASSETS
Cash and cash equivalents	$343,488	$359,799
Investments	23,885	25,813
Accounts receivable, net of reserves of $7,939 at February 29, 2020 and $10,511 at August 31, 2019	168,139	146,309
Prepaid taxes	25,917	15,033
Prepaid expenses and other current assets	39,676	36,858
Total current assets	601,105	583,812
Property, equipment and leasehold improvements, net	135,016	119,384
Goodwill	690,637	685,729
Intangible assets, net	128,243	133,691
Deferred taxes	7,172	7,571
Lease right-of-use assets, net	235,930	—
Other assets	30,469	29,943
TOTAL ASSETS	$1,828,572	$1,560,130
LIABILITIES
Accounts payable and accrued expenses	$73,454	$79,620
Current lease liabilities	27,830	—
Accrued compensation	40,810	64,202
Deferred fees	59,184	47,656
Dividends payable	27,251	27,445
Total current liabilities	228,529	218,923
Long-term debt	574,264	574,174
Deferred taxes	13,562	16,391
Deferred fees	9,344	10,088
Taxes payable	25,958	26,292
Lease liabilities	257,235	—
Other non-current liabilities	2,920	42,006
TOTAL LIABILITIES	$1,111,812	$887,874
Commitments and contingencies (see Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,452,351 and 40,104,192 shares issued, 37,849,247 and 38,117,840 shares outstanding at February 29, 2020 and August 31, 2019, respectively	405	401
Additional paid-in capital	875,488	806,973
Treasury stock, at cost: 2,603,104 and 1,986,352 shares at February 29, 2020 and August 31, 2019, respectively	(593,980)	(433,799)
Retained earnings	501,326	373,225
Accumulated other comprehensive loss	(66,479)	(74,544)
TOTAL STOCKHOLDERS’ EQUITY	$716,760	$672,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,828,572	$1,560,130
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	February 29,	February 28,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$182,643	$168,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,296	29,052
Stock-based compensation expense	18,028	16,140
Deferred income taxes	(3,091)	1,088
Loss on sale of assets	145	196
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(21,835)	(19,676)
Accounts payable and accrued expenses	10,356	(5,423)
Accrued compensation	(23,518)	(26,266)
Deferred fees	10,775	9,729
Taxes payable, net of prepaid taxes	(12,182)	(17,385)
Other, net	5,843	(10,899)
Net cash provided by operating activities	195,460	145,554

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(51,899)	(21,482)
Purchases of investments	(2,236)	(7,927)
Proceeds from maturity or sale of investments	4,199	10,041
Net cash used in investing activities	(49,936)	(19,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(158,595)	(110,739)
Dividend payments	(54,363)	(48,442)
Proceeds from employee stock plans	50,487	43,362
Other financing, net	(1,586)	—
Net cash used by financing activities	(164,057)	(115,819)

Effect of exchange rate changes on cash and cash equivalents	2,222	(655)
Net (decrease) increase in cash and cash equivalents	(16,311)	9,712
Cash and cash equivalents at beginning of period	359,799	208,623
Cash and cash equivalents at end of period	$343,488	$218,335
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the three months ended February 29, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2019	40,239,308	$402	$835,968	2,335,130	$(519,678)	$439,891	$(64,706)	$691,877
Net income						88,686		88,686
Other comprehensive loss							(1,773)	(1,773)
Common stock issued for employee stock plans	211,943	3	31,306	43	(11)			31,298
Vesting of restricted stock	1,100			431	(119)			(119)
Repurchases of common stock				267,500	(74,172)			(74,172)
Stock-based compensation expense			8,214					8,214
Dividends declared						(27,251)		(27,251)
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760

For the six months ended February 29, 2020
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						182,643		182,643
Other comprehensive income							8,065	8,065
Common stock issued for employee stock plans	331,683	4	50,487	43	(11)			50,480
Vesting of restricted stock	16,476			6,209	(1,575)			(1,575)
Repurchases of common stock				610,500	(158,595)			(158,595)
Stock-based compensation expense			18,028					18,028
Dividends declared						(54,542)		(54,542)
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760

For the three months ended February 28, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2018	39,447,491	$394	$694,078	1,366,613	$(278,146)	$184,071	$(59,188)	$541,209
Net income						84,702		84,702
Other comprehensive income							5,553	5,553
Common stock issued for employee stock plans	219,815	3	30,755					30,758
Vesting of restricted stock	22,919			8,502	(1,878)			(1,878)
Repurchases of common stock				214,945	(44,143)			(44,143)
Stock-based compensation expense			7,705					7,705
Dividends declared						(24,385)		(24,385)
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521

For the six months ended February 28, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						168,998		168,998
Other comprehensive loss							(2,913)	(2,913)
Common stock issued for employee stock plans	349,846	4	48,867					48,871
Vesting of restricted stock	75,530			27,852	(6,155)			(6,155)
Repurchases of common stock				489,945	(104,584)			(104,584)
Stock-based compensation expense			16,140					16,140
Dividends declared						(48,756)		(48,756)
Cumulative effect of adoption of accounting standards*						1,303	717	2,020
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 29, 2020
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
FactSet Research Systems Inc. (the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized the Company's content and multi-asset class solutions across each stage of the investment process. FactSet's goal is to provide a seamless user experience spanning idea generation, research, portfolio construction, trade execution, performance measurement, risk management, reporting, and portfolio analysis, in which the Company serves the front, middle, and back offices to drive productivity and improved performance. FactSet's flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in the organization. FactSet is focused on growing the business throughout each of its three segments, the Americas, EMEA (formerly known as Europe), and Asia Pacific. The Company primarily delivers insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
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
In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly the Company’s results of operations, financial position, cash flows and equity. Certain notes and other information have been condensed or omitted in this Quarterly Report on Form 10-Q, therefore the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the Securities and Exchange Commission ("SEC") on October 30, 2019.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS
As of February 29, 2020, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2020 that had a material impact on the consolidated financial statements other than the new lease accounting standard discussed below. Refer to Note 15 Leases for additional information.
New Accounting Standards or Updates Recently Adopted
Leases
In February 2016, the FASB issued an accounting standard update related to accounting for leases. The update requires the recognition of lease right-of use (“ROU”) assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. The guidance also eliminates the requirement for an entity to use bright-line tests in determining lease classification. FactSet adopted the new accounting standard effective September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption, rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements were not restated and follow the Company's previous policy under ASC 840, Leases. Refer to FactSet’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on October 30, 2019, for further details of the Company’s policy prior to adoption of ASC 842.

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

As of November 30, 2019, the Company recognized ROU assets, net of amortization of $217.0 million and corresponding current and non-current lease liabilities of $266.4 million, related primarily to the Company’s real estate leases. There was no material impact to the Company’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity. Refer to Note 15 Leases for more information regarding the Company's lease accounting.

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
Recent Accounting Standards or Updates Not Yet Effective
Credit Losses on Financial Instruments
In June 2016, the FASB issued an accounting standard that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. The guidance will be effective for the Company beginning in the first quarter of fiscal 2021. The Company is currently evaluating the impact of this accounting standard update, but it is not expected to have a material impact on the Company's consolidated financial statements.

Goodwill Impairment Test
In January 2017, the FASB issued an accounting standard update which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017. The adoption of this accounting standard update is not expected to have a material impact on the Company's consolidated financial statements.

Income Tax Simplification
In December 2019, the FASB issued an accounting standard update to simplify various aspects related to accounting for income taxes, eliminating certain exceptions to the general principles in accounting for income taxes related to intraperiod tax allocation, simplifying when companies recognize deferred taxes in an interim period, and clarifying certain aspects of the current guidance to promote consistent application. The guidance will be effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the potential impact of adopting the guidance on its consolidated financial statements.
No other new accounting pronouncements issued or effective as of February 29, 2020 have had or are expected to have a material impact on the Company’s consolidated financial statements.
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
Disaggregated Revenue
The Company disaggregates revenue from contracts with clients by geographic region, which includes the Americas, EMEA and Asia Pacific. FactSet believes these regions are reflective of how the Company manages the business and the markets in which it serves. These regions best depict the nature, amount, timing and uncertainty of revenue and cash flows related to contracts with clients. Refer to Note 8 Segment Information for further information on revenue by geographic region.

The following table presents this disaggregation of revenue by geography:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2020	2019	2020	2019
Americas	$232,731	$223,315	$464,061	$445,518
EMEA	102,105	98,933	202,935	196,698
Asia Pacific	34,944	32,647	69,442	64,319
Total Revenue	$369,780	$354,895	$736,438	$706,535

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
Fair Value Hierarchy
The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels. FactSet has categorized its cash equivalents, investments and derivatives within the fair value hierarchy as follows:
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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 29, 2020 or August 31, 2019.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 29, 2020 and August 31, 2019. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

	Fair Value Measurements at February 29, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$51,537	$—	$—	$51,537
Mutual funds (2)	—	18,532	—	18,532
Certificates of deposit (3)	—	5,352	—	5,352
Derivative instruments (4)	—	610	—	610
Total assets measured at fair value	$51,537	$24,494	$—	$76,031

Liabilities
Derivative instruments (4)	$—	$1,181	$—	$1,181
Total liabilities measured at fair value	$—	$1,181	$—	$1,181

	Fair Value Measurements at August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,849	$—	$—	$75,849
Mutual funds (2)	—	18,583	—	18,583
Certificates of deposit (3)	—	7,090	—	7,090
Derivative instruments (4)	—	520	—	520
Total assets measured at fair value	$75,849	$26,193	$—	$102,042

Liabilities
Derivative instruments (4)	$—	$3,575	$—	$3,575
Total liabilities measured at fair value	$—	$3,575	$—	$3,575

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
4.The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. These non-financial assets and liabilities are remeasured in the event of an other-than temporary impairment. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate its carrying amount may not be recoverable. During the six months ended February 29, 2020, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of February 29, 2020, and August 31, 2019, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
FactSet conducts business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, the Company is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. Refer to Note 16, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the first six months of fiscal 2020 or 2019, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.
As of February 29, 2020, FactSet maintained foreign currency forward contracts to hedge a portion of its British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate its currency exposure ranging from 25% to 63% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.

The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	February 29, 2020	August 31, 2019
Foreign Currency Forward Contracts	$80,277	$113,700

As of February 29, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱842.6 billion and Rs1,434.3 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €20.5 million and £16.5 million, respectively.

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

Fair Value of Derivative Instruments
Derivatives designated as hedging instruments		Derivative Assets			Derivative Liabilities
		February 29, 2020	August 31, 2019		February 29, 2020	August 31, 2019
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign Currency Forward Contracts	Prepaid expenses and other current assets	$610	$520	Accounts payable and accrued expenses	$1,181	$3,575

All derivatives were designated as hedging instruments as of February 29, 2020 and August 31, 2019.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 29, 2020 and February 28, 2019, respectively:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Foreign currency forward contracts	$(630)	$321	SG&A	$(349)	$(385)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 29, 2020 and February 28, 2019, respectively:

(in thousands)	Gain Recognized in AOCL on Derivatives		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Foreign currency forward contracts	$1,402	$2,264	SG&A	$(1,082)	$(784)
As of February 29, 2020, the Company assessed that these cash flow hedges were effective. All components of each derivative’s gain or loss were recorded in the Consolidated Statement of Income in Selling, general, and administrative ("SG&A"). As of February 29, 2020, the Company estimates that $0.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 29, 2020, and August 31, 2019, there were no material amounts recorded net on the Consolidated Balance Sheets.

7. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income for the three months ended February 29, 2020 and February 28, 2019 are as follows:
	February 29, 2020		February 28, 2019
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(1,565)	$(1,565)	$5,026	$5,026
Net unrealized (loss) gain on cash flow hedges recognized in AOCL	(281)	(208)	706	527
Other comprehensive (loss) income	$(1,846)	$(1,773)	$5,732	$5,553

The components of other comprehensive income for the six months ended February 29, 2020 and February 28, 2019 are as follows:
	February 29, 2020		February 28, 2019
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$6,222	$6,222	$(4,478)	$(4,478)
Net unrealized gain on cash flow hedges recognized in AOCL	2,484	1,843	2,332	1,565
Other comprehensive income (loss)	$8,706	$8,065	$(2,146)	$(2,913)

The components of AOCL are as follows:
(in thousands)	February 29, 2020		August 31, 2019
Accumulated unrealized losses on cash flow hedges, net of tax	$(423)		$(2,266)
Accumulated foreign currency translation adjustments	(66,056)		(72,278)
Total accumulated other comprehensive loss	$(66,479)		$(74,544)

8. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) it engages in business activities from which it may earn revenue and incur expense, (ii) its operating results are regularly reviewed by the company's chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) its discrete financial information is available. The Company's Chief Executive Officer functions as the CODM.
The Company’s operating segments are aligned with how the Company, including its CODM, manages the business and the geographic markets in which it serves, with a primary focus on providing integrated global financial and economic information. The Company’s internal financial reporting structure is based on three segments: the Americas, EMEA and Asia Pacific. The primary workflow solutions within the Americas, EMEA and Asia Pacific segments are Research, Analytics and Trading, Content and Technology Solutions and Wealth. These workflow solutions provide global financial and economic information to investment managers, investment banks and other financial services professionals.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in countries in Europe and Africa. The Asia Pacific segment serves our clients in countries in Asia and Australia. Segment revenue reflects direct sales to clients based in these respective geographic locations. Each segment records compensation expense (including stock-based compensation), amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.
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

The following tables reflect the results of operations of the Company's segments:

(in thousands)
For the three months ended February 29, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$232,731	$102,105	$34,944	$369,780
Operating income	$41,310	$42,664	$22,283	$106,257
Capital expenditures	$15,050	$349	$9,720	$25,119

(in thousands)
For the three months ended February 28, 2019	Americas	EMEA	Asia Pacific	Total
Revenue	$223,315	$98,933	$32,647	$354,895
Operating income	$45,696	$43,248	$19,744	$108,688
Capital expenditures	$7,254	$434	$4,269	$11,957

(in thousands)
For the six months ended February 29, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$464,061	$202,935	$69,442	$736,438
Operating income	$90,933	$83,882	$44,628	$219,443
Capital expenditures	$39,074	$1,517	$11,308	$51,899

(in thousands)
For the six months ended February 28, 2019	Americas	EMEA	Asia Pacific	Total
Revenue	$445,518	$196,698	$64,319	$706,535
Operating income	$89,537	$82,337	$37,353	$209,227
Capital expenditures	$11,358	$1,697	$8,427	$21,482

The following table reflects the total assets for the Company's segments:

(in thousands)
Segment Assets	February 29, 2020	August 31, 2019
Americas	$959,283	$851,014
EMEA	683,298	588,911
Asia Pacific	185,991	120,205
Total assets	$1,828,572	$1,560,130

9. GOODWILL
Changes in the carrying amount of goodwill by segment for the six months ended February 29, 2020 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2019	$386,195	$296,459	$3,075	$685,729
Foreign currency translations	—	4,964	(56)	4,908
Balance at February 29, 2020	$386,195	$301,423	$3,019	$690,637

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the Americas, EMEA and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the reported operating segments as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2019, consistent with the timing of previous years, utilizing a qualitative analysis and concluded it was more likely than not the fair value of each reporting unit was greater than its respective carrying value and no impairment charge was required.
10. COMMON STOCK AND EARNINGS PER SHARE
On February 18, 2020, FactSet’s Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on March 19, 2020 to common stockholders of record at the close of business on February 28, 2020.
Shares of common stock outstanding were as follows:

	Six Months Ended
	February 29,	February 28,
(in thousands)	2020	2019
Balance, beginning of year at September 1, 2019 and 2018, respectively	38,118	38,192
Common stock issued for employee stock plans	348	426
Repurchase of common stock from employees(1)	(6)	(28)
Repurchase of common stock under the share repurchase program	(611)	(490)
Balance at February 29, 2020 and February 28 2019, respectively	37,849	38,100
(1)For the six months ended February 29, 2020 and February 28, 2019, the Company repurchased 6,252 and 27,852 shares, or $1.6 million and $6.1 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock and exercise of stock options.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 29, 2020
Basic EPS
Income available to common stockholders	$88,686	37,875	$2.34
Diluted EPS
Dilutive effect of stock options and restricted stock		701
Income available to common stockholders plus assumed conversions	$88,686	38,576	$2.30
For the three months ended February 28, 2019
Basic EPS
Income available to common stockholders	$84,702	38,055	$2.23
Diluted EPS
Dilutive effect of stock options and restricted stock		564
Income available to common stockholders plus assumed conversions	$84,702	38,619	$2.19
For the six months ended February 29, 2020
Basic EPS
Income available to common stockholders	$182,643	37,927	$4.82
Diluted EPS
Dilutive effect of stock options and restricted stock		655
Income available to common stockholders plus assumed conversions	$182,643	38,582	$4.73
For the six months ended February 28, 2019
Basic EPS
Income available to common stockholders	$168,998	38,081	$4.44
Diluted EPS
Dilutive effect of stock options and restricted stock		633
Income available to common stockholders plus assumed conversions	$168,998	38,714	$4.37

Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 18,065 stock options excluded from the calculation of diluted EPS for the six months ended February 29, 2020, because their inclusion would have been anti-dilutive. For the six months ended February 28, 2019, the number of stock options excluded from calculation of diluted EPS was 447,709.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the six months ended February 29, 2020, there were 36,501 performance-based awards excluded from the calculation of diluted EPS respectively. For the six months ended February 28, 2019, there were 206,417 performance-based awards excluded from the calculation of diluted EPS.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
Repurchases are made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended February 29, 2020 and February 28, 2019, the Company repurchased 267,500 shares for $74.2 million and 214,945 shares for $44.1 million, respectively. For the six months ended February 29, 2020 and February 28, 2019, the Company repurchased 610,500 shares for $158.6 million and 489,945 shares for $104.6 million, respectively.

As of February 29, 2020, $80.0 million remained authorized for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
On March 24, 2020, the Board of Directors of FactSet approved a $220.0 million increase to the existing share repurchase program. Subsequent to this expansion, a total of $300.0 million is available for future share repurchases.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. During the first six months of fiscal 2020, previously granted restricted stock of 16,476 shares vested and were included in common stock outstanding as of February 29, 2020 (recorded net of 6,209 shares repurchased from employees at a cost of $1.6 million to cover their cost of taxes upon vesting of the restricted stock). During the comparable period a year ago, 75,530 shares of previously granted restricted stock vested and were included in common stock outstanding as of February 28, 2019 (recorded net of 27,852 shares repurchased from employees at a cost of $6.1 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following dividends for the first six months of fiscal 2020 and 2019 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020

Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018
Second Quarter	$0.64	February 28, 2019	$24,385	March 19, 2019
Future cash dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and are subject to final determination by the Company’s Board of Directors.
12. EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK OPTION AND RETIREMENT PLANS
Stock Compensation Activity
Employee Stock Option Awards
During the six months ended February 29, 2020, FactSet granted 417,417 stock options with a weighted average exercise price of $255.95 to existing employees of the Company. The majority of the stock options granted during the first six months of fiscal 2020 related to the annual employee grant on November 1, 2019 under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). On November 1, 2019, FactSet granted 412,098 non-performance-based employee stock options, using the lattice-binomial option-pricing model. These stock option awards vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

The estimated fair value of employee stock options granted on November 1, 2019 was determined with the following assumptions:

November 1, 2019 Grant Details
Risk-free interest rate	1.59% - 1.79%
Expected life (years)	7.22
Expected volatility	23% - 26%
Dividend yield	1.09%
Estimated fair value	$60.19
Exercise price	$255.87
Fair value as a percentage of exercise price	23.5%
Non-Employee Director Stock Option Grant
The Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated (the "Director Plan"), provides for the grant of share-based awards, including stock options to non-employee directors of FactSet. As of February 29, 2020, shares available for future grant under the Director Plan was 247,876. The expiration date of the Director Plan is December 19, 2027.
On January 15, 2020, FactSet granted 16,080 stock options to the Company's non-employee directors, using the Black-Scholes option-pricing model with the following assumptions:

January 15, 2020 Grant Details
Risk-free interest rate	1.64%
Expected life (years)	5.4
Expected volatility	22.0%
Dividend yield	1.11%
Estimated Fair Value	$54.74
Exercise price	$271.51
Fair value as a percentage of exercise price	20.2%
Restricted Stock Units
During the first six months of fiscal 2020, FactSet granted 30,379 non-performance based restricted stock units ("RSUs") and 36,501 performance-based restricted stock units ("PRSUs"). The majority of the RSUs and PRSUs granted were related to the annual employee grant on November 1, 2019. FactSet granted 29,817 RSUs and 36,501 PRSUs with a weighted average grant date fair value of $245.48 under the LTIP plan. The RSUs and PRSUs granted to employees entitle the holders to shares of common stock as the units vest over time or the performance period, but not to dividends declared on the underlying shares, while the restricted stock is unvested. The grant date fair value of restricted stock units is measured by reducing the grant date price of FactSet's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The RSUs vest 20% annually on the anniversary date of grant and are fully vested after five years and PRSUs cliff vest three years from the anniversary date of grant based on the achievement of certain performance metrics.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and there is a $25,000 contribution limit per employee during an offering period.

During the three months ended February 29, 2020, employees purchased 11,493 shares at a weighted average price of $221.12 compared to 12,624 shares at a weighted average price of $199.36 for the three months ended February 28, 2019. During the six months ended February 29, 2020, employees purchased 22,652 shares at a weighted average price of $220.91 compared to 25,719 shares at a weighted average price of $198.33 for the six months ended February 28, 2019. At February 29, 2020, the ESPP had 197,758 shares reserved for future issuance.
Stock-based Compensation
The Company recognized total stock-based compensation expense of $8.2 million and $7.7 million during the three months ended February 29, 2020 and February 28, 2019, respectively. During the six months ended February 29, 2020 and February 28, 2019, the Company recognized total stock-based compensation expense of $18.0 million and $16.1 million, respectively. As of February 29, 2020, $98.5 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.3 years. Stock-based compensation expense related to the ESPP was $0.5 million for both the three months ended February 29, 2020 and February 28, 2019. Stock-based compensation expense related to the ESPP was $1.0 million for both the six months ended February 29, 2020 and February 28, 2019. There was no stock-based compensation capitalized for the three and six months ended February 29, 2020 or February 28, 2019.
As of February 29, 2020, FactSet had 5.6 million share-based awards available for grant under the LTIP and 0.2 million share-based awards available for grant under the Director Plan.
13. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2020	2019	2020	2019
Income before income taxes	$103,109	$104,349	$211,850	$200,292
Provision for income taxes	$14,423	$19,647	$29,207	$31,294
Effective tax rate	14.0%	18.8%	13.8%	15.6%
FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 29, 2020 due to R&D tax benefits, foreign derived intangible income deduction ("FDII"), and excess tax benefits associated with share-based payments.
For the three months ended February 29, 2020, the provision for income taxes was $14.4 million, a decrease of 26.6% from the same period a year ago. The provision decreased due primarily to a higher windfall tax benefit from stock-based compensation of $4.7 million for the three months ended February 29, 2020 compared to the prior year period, a $2.4 million income tax expense from the settlement with a tax authority recognized during the three months ended February 28, 2019, partially offset by a $1.1 million benefit from the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the TCJA recognized during the three months ended February 28, 2019.

For the six months ended February 29, 2020, the provision for income taxes was $29.2 million, a decrease of 6.7% from the same period a year ago. The provision decreased mainly due to higher net tax benefits, partially offset by higher operating income for the six months ended February 29, 2020 compared to the prior year period. The net increase in tax benefits of $10.6 million for the six months ended February 29, 2020, compared to $6.6 million for the prior year period, was primarily driven by an income tax expense from the settlement with a tax authority recorded during the six months ended February 28, 2019, coupled with benefits recognized during the six months ended February 29, 2020 from finalizing prior years' tax returns, remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate and higher windfall tax benefits from stock-based compensation. The reduction in the provision was partially offset by the benefit from the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the TCJA recognized during the six months ended February 28, 2019.
FactSet finalized the accounting for the tax effects of the TCJA with respect to the one-time transition tax; however the tax effects may be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.
14. DEBT
FactSet’s debt obligations consisted of the following:

(in thousands)	February 29, 2020	August 31, 2019
2019 Revolving Credit Facility (maturity date of March 29, 2024)	$575,000	$575,000
On March 29, 2019, the Company entered into the 2019 Credit Agreement between FactSet, as the borrower, and PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement"). The 2019 Credit Agreement provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). FactSet may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.
As of February 29, 2020, FactSet has borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 29, 2020 and August 31, 2019. The principal balance is payable in full on the maturity date.
The fair value of the Company's long-term debt was $575.0 million as of February 29, 2020, which the Company believes approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended February 29, 2020 and February 28, 2019 the Company recorded interest expense of $3.8 million and $5.1 million, respectively, on its outstanding debt amounts. For the six months ended February 29, 2020 and February 28, 2019 the Company recorded interest expense of $8.0 million and $9.9 million, respectively, on its outstanding debt amounts. The weighted average interest rate on amounts outstanding under the Company's credit facilities was 2.76% and 3.35% for the year to date ended February 29, 2020 and August 31, 2019, respectively. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintains a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of February 29, 2020.

15. LEASES

In February 2016, the FASB issued an accounting standard update related to accounting for leases. The update requires the recognition of ROU assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. FactSet adopted the standard as of September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption.
FactSet reviews new arrangements at inception to evaluate whether the Company obtains substantially all the economic benefits of and has the right to control the use of an asset. If FactSet determines that an arrangement qualifies as a lease, a lease liability and a corresponding ROU asset are recognized on the lease commencement date which includes fixed lease payments and certain qualifying index-based variable payments.
In determining the amount of lease payments used in measuring ROU assets and lease liabilities, FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component. The Company has also elected to apply the short-term lease exception to not recognize lease liabilities and ROU assets for leases with a term of 12 months or less. FactSet will recognize these lease payments on a straight-line basis over the lease term in Occupancy expense (a component of SG&A expense).
The adoption of the lease standard primarily related to the Company’s real estate operating leases. As a result of the adoption of the standard, the Company recognized lease liabilities (initially measured at the present value of the future minimum lease payments over the remaining lease term at the commencement date) of $266.4 million as of November 30, 2019, included in Current lease liabilities and Lease liabilities on the Consolidated Balance Sheet. The Company also recognized ROU assets (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) of $217.0 million as of November 30, 2019, included in Lease right-of-use assets, net on the Consolidated Balance Sheet. As of February 29, 2020, the ROU assets balance was $235.9 million and the Lease liabilities balance was $285.1 million, classified in the same Consolidated Balance Sheet accounts used upon adoption.
Lease liabilities are measured as the present value of the future minimum lease payments over the lease term using FactSet’s incremental borrowing rate ("IBR") within the geography where the leased asset is located, as there is no rate implicit in the Company’s operating lease arrangements. As FactSet does not have any outstanding public debt, the Company estimates the IBR based on FactSet’s estimated credit rating and available market information. The IBR is determined at lease commencement, or as of September 1, 2019 for operating leases in existence upon adoption of ASC 842. The IBR is subsequently reassessed upon a modification to the lease arrangement.
As of February 29, 2020, the Company’s leases have remaining terms of less than one year to just over 15 years. The ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised. FactSet’s operating lease net expense for the three and six months ended February 29, 2020 was $9.8 million and $20.4 million, respectively. Charges related to FactSet's operating leases that are variable, and therefore not included in the measurement of the lease liabilities for the three and six months ended February 29, 2020 were $4.4 million and $9.5 million, respectively.

The following table reconciles FactSet’s future undiscounted cash flows related to the Company’s operating leases and the reconciliation to the operating lease liability as of February 29, 2020:

(in thousands)	Minimum Lease Payments
Years ended August 31,

Remainder of 2020	$18,618
2021	38,574
2022	35,845
2023	32,147
2024	30,222
Thereafter	194,375
Total undiscounted lease payments	349,781
Less: imputed interest	64,716
Present value of total lease payments	$285,065
FactSet previously entered into a real estate lease in the Philippines, which was planned to commence in phases, providing FactSet with access to the underlying leased rental space during fiscal 2020. The rental space that FactSet has not taken possession of as of February 29, 2020 is not included in the table above nor included in the lease ROU assets and liabilities as of February 29, 2020. The lease is for approximately 10 years and the undiscounted future rent payments for those leases that have not commenced as of February 29, 2020 is approximately $45 million.
The following table presents other information related to the operating leases recorded on the Consolidated Balance Sheets as of February 29, 2020:

Weighted average remaining lease term (in years)	10.5
Weighted average discount rate (IBR)	3.9%
Cash paid for amounts included in the measurement of lease liabilities (in millions)	$ 9.4

16. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers
Purchase commitments represent payments due in future periods to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2019, the Company had total purchase commitments with suppliers of $69.9 million. There were no material changes in the Company’s purchase commitments during the six months ended February 29, 2020.
Letters of Credit
Approximately $2.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 29, 2020. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 14 Debt for more information on these covenants.

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
Legal Matters
FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at February 29, 2020, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.
Sales Tax Matters
In August 2019, FactSet received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue relating to prior tax periods. The Notice follows FactSet's previously disclosed response to a letter from the Commonwealth requesting additional sales information. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. The Company filed an appeal to the Notice and intends to contest any such assessment, if assessed, and continues to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of February 29, 2020. FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; however, if FactSet does not prevail, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.
Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that it believes mitigates FactSet’s exposure and may enable FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is immaterial.

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
Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. The Company does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenue in any period presented. At February 29, 2020, the Company’s largest individual client accounted for approximately 3% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 14% of total annual subscriptions, consistent with the level at August 31, 2019. As of February 29, 2020, the receivable reserve was $7.9 million compared to $10.5 million as of August 31, 2019.
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
Concentrations of Other Risk
Data Content Providers
Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data costs for the six months ended February 29, 2020 or February 28, 2019.

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
Executive Overview
FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized our content and multi-asset class solutions across each stage of the investment process. Our goal is to provide a seamless user experience spanning idea generation, research, portfolio construction, trade execution, performance measurement, risk management, reporting, and portfolio analysis, in which we serve the front, middle, and back offices to drive productivity and improved performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in the organization. We are focused on growing our business throughout each of our three segments, the Americas, EMEA (formerly known as Europe), and Asia Pacific. We primarily deliver insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
We currently serve financial professionals, which include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors, and corporate clients. We provide both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and to execute trades. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace, digital portals and application programming interfaces (“APIs”). Our revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, and research management.
Business Strategy
As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications across the investment lifecycle to create an open and scalable platform. We bring the front, middle and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business in each of our three segments: the Americas, EMEA, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources and concentrate on markets that demand our products. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflow solutions of Research, Analytics and Trading, CTS and Wealth.

Fiscal 2020 Second Quarter in Review
Revenue in the second quarter of fiscal 2020 was $369.8 million, an increase of 4.2% from the prior year comparable period, fully attributed to organic revenue growth. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, changes in foreign currency rates in all periods presented and the deferred revenue fair value adjustments from purchase accounting. Revenue increased across our geographic segments primarily driven by revenue growth in our Analytics and Trading, CTS and Wealth workflow solutions, from increased demand for our portfolio analytics solutions, our core and premium data feeds and our traditional and web-based wealth workstations. As of February 29, 2020, organic annual subscription value ("organic ASV") plus professional services totaled $1.50 billion, an increase of 4.3% over the prior year comparable period.
Although operating income decreased 2.2%, net income and diluted earnings per share ("EPS") increased 4.7% and 5.0%, respectively, compared to the prior year period. This increase in net income and EPS were primarily driven by revenue growth of 4.2% and a decrease in the income tax provision and interest expense. The increase in net income and EPS were partially offset by an increase in operating expenses primarily attributed to increases in computer-related expenses, employee compensation and professional fees on a year-over-year basis.
As of February 29, 2020, employee count was 9,892, up 3.8% in the past 12 months, due primarily to an increase in net new employees of 5.7% in Asia Pacific and 4.6% in EMEA, partially offset by a net decrease of 1.3% in the Americas. Of our total employees, 6,240 were located in Asia Pacific, 2,342 were located in the Americas, and 1,310 were located in EMEA.
COVID-19 Update
In December 2019, a novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.
Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance cannot be reasonably estimated at this time.
The COVID-19 pandemic may curtail our clients’ spending and could lead them to delay or defer purchasing decisions or product and service implementations, or may cause them to cancel or reduce their spending with us, which could materially adversely impact our business, results of operations and overall financial performance. In determining the possible revenue and ASV impact from the COVID-19 pandemic, we are considering the potential delay in decision making causing longer sales cycles (or conversely delayed cancellations from clients); implementation risk due to restrictions on being able to work onsite at our clients' facilities; and possible reduced seasonal hiring at investment banks, which are some of our largest clients, over the summer months. At this time, we anticipate that there may be some level of revenue and ASV weakness due to longer sales cycles and lower client billings. While our revenue, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model, we may experience the the effects of the COVID-19 pandemic on our results of operations and overall financial performance beginning in the third quarter fiscal 2020.
Our operations also have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees or vendors attendance or productivity, our operations, including our ability to gather content, may suffer, and in turn our results of operations and overall financial performance may be harmed. Furthermore, if our employees incur substantial medical expenses due to COVID-19, our expenses may increase due to our self-funded employee medical insurance model.
We have taken numerous steps, and will continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have implemented our business continuity plans and our incident management team is in place to respond to changes in our environment quickly and effectively. As a result of the COVID-19 pandemic, we instructed employees at many of our offices across the globe (including our corporate headquarters) to work from home on a temporary basis and have implemented travel restrictions. We have also incurred additional expenses in connection with our response to the COVID-19 pandemic, including costs related to enabling our employees to support our clients while working remotely. These additional expenses were not material to our second quarter fiscal 2020 results. We also are working closely with our clients to support them as they implement their own contingency plans, helping them access our products and services remotely. We have increased our support desk resources to manage increased volumes and have extended additional web IDs to clients in need of immediate remote access to financial data.

We believe that implementing cost reduction efforts will help us mitigate the impact that reduced revenues may have on our fiscal 2020 operating income. We are considering reducing expenses through such methods as reduction of discretionary spending including travel and entertainment; tighter management of headcount spending, with a focus on our most critical areas and hiring in lower cost locations; and reduction in variable third-party content costs in a manner consistent with client demand.
Refer to “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on our business.
Key Metrics
The following is a review of our key metrics:

	As of and for the Three Months Ended		Change
(in thousands, except client and user counts and per share data)	February 29, 2020	February 28, 2019
Revenue	$369.8	$354.9	4.2%
Operating income	$106.3	$108.7	(2.2)%
Net income	$88.7	$84.7	4.7%
Diluted EPS	$2.30	$2.19	5.0%
Clients	5,688	5,405	5.2%
Users	128,896	122,063	5.6%
The table below provides a reconciliation of ASV to organic ASV:

	As of		Change
(in millions)	February 29, 2020	February 28, 2019
As reported ASV(1)	$1,479.6	$1,419.5
Currency impact to ASV	(0.5)	—
Organic ASV(2)	$1,479.1	$1,419.5	4.2%
(1)ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees, which are not subscription-based. The professional service fees are $24.5 million and $21.9 million as of February 29, 2020 and February 28, 2019, respectively.
(2)Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services.
Organic Annual Subscription Value Growth
Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients, excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services. With proper notice provided to us, our clients can add to, delete portions of, or terminate service, subject to certain contractual limitations. As of February 29, 2020, our organic ASV totaled $1.48 billion, up 4.2% over the prior year comparable period. As of February 29, 2020, organic ASV plus professional services was $1.50 billion, an increase of 4.3%, compared to the prior year period.
The increase in year-over-year organic ASV was due to growth across all of our geographic segments from increased sales of products and solutions to new and existing clients, with the majority of the ASV increase related to the Americas, which also benefited from our annual price increase for most clients in this segment, followed by growth in EMEA and Asia Pacific, partially offset by increased cancellations compared to the prior year period. The increase in ASV from our workflow solutions was primarily driven by Analytics and Trading, CTS and Wealth. The ASV increase in Analytics and Trading was mainly due to increased sales for our performance and risk products and our portfolio analytics solutions. The increase in ASV from CTS was primarily driven by increased sales in core and premium data feeds while the ASV increase in Wealth was mainly due to increased traditional and web-based workstation sales.
As of February 29, 2020, organic ASV from the Americas was $925.6 million, an increase of 3.9% from the prior year period. Organic ASV from EMEA was $407.8 million as of February 29, 2020, an increase of 3.8% compared to the prior year period. Asia Pacific ASV was $145.7 million as of February 29, 2020, an increase of 7.2%, compared to the prior year period. Combined EMEA and Asia Pacific ASV represented 37.4% of total ASV as of February 29, 2020, consistent with 37.3% in the prior year period.

ASV increased in the Americas as of February 29, 2020, compared to the prior year period, primarily from Analytics and Trading, CTS, and Wealth, along with our annual price increase in the region, partially offset by increased cancellations compared to the prior year period. As of February 29, 2020, ASV increased in Asia Pacific mainly due to Analytics and Trading, CTS and Research. The ASV increase in EMEA was primarily driven by Analytics and Trading and CTS, as well as decreased cancellations in the region compared to the prior year period.
Buy-side and sell-side ASV growth rates for the second quarter of fiscal 2020 were 4.5% and 2.9%, respectively, compared to the prior year period. Buy-side clients account for 84.1% of ASV, which include traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds. The remaining portion of ASV is derived from sell-side firms that perform M&A advisory work, capital markets services and equity research.

Client and User Additions
Our total client count was 5,688 as of February 29, 2020, representing a net increase of 283 or 5.2% in the last 12 months. The increase was primarily due to an increase in corporate and wealth management clients. As of February 29, 2020, there were 128,896 professionals using FactSet, representing a net increase of 6,833 or 5.6% in the last 12 months, driven primarily by traditional and web-based workstation sales.
ASV retention for the periods ending February 29, 2020 and February 28, 2019 exceeded 95%. Client retention was 89% for the period ended February 29, 2020, compared to retention of 91% in the prior year period. Client retention was lower primarily due to continued cost pressures among institutional asset managers and hedge funds. As of February 29, 2020, our largest individual client accounted for less than 3% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 14% of total client subscriptions.
Returning Value to Stockholders
On February 18, 2020, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on March 19, 2020 to common stockholders of record at the close of business on February 28, 2020. We repurchased 267,500 shares of common stock for $74.2 million during the second quarter of fiscal 2020 under our existing share repurchase program. For the six months ended February 29, 2020, we returned $213.0 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $374.1 million to stockholders in the form of share repurchases and dividends. As of February 29, 2020, $80.0 million remains available for future share repurchases under the existing share repurchase program.

On March 24, 2020, our Board of Directors approved a $220.0 million increase to the existing share repurchase program. Subsequent to this expansion, $300.0 million is available for future share repurchases.
Capital Expenditures
Capital expenditures in the second quarter of fiscal 2020 were $25.1 million, compared to $12.0 million a year ago. Capital expenditures of $7.1 million, or 28%, were primarily related to investment in technology. The remainder of our capital expenditures was primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 29, 2020 and February 28, 2019, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
(in thousands, except per share data)	2020	2019		2020	2019
Revenue	$369,780	$354,895	4.2%	$736,438	$706,535	4.2%
Cost of services	$176,218	$165,108	6.7%	$341,175	$331,884	2.8%
Selling, general and administrative	$87,305	$81,099	7.7%	$175,820	$165,424	6.3%
Operating income	$106,257	$108,688	(2.2)%	$219,443	$209,227	4.9%
Net income	$88,686	$84,702	4.7%	$182,643	$168,998	8.1%
Diluted earnings per common share	$2.30	$2.19	5.0%	$4.73	$4.37	8.2%
Diluted weighted average common shares	38,576	38,619		38,582	38,714
Revenue
Three months ended February 29, 2020 compared to three months ended February 28, 2019
Revenue for the three months ended February 29, 2020 was $369.8 million, an increase of 4.2%, consistent with the organic revenue increase of 4.2%, compared to the prior year period. The increase in revenue was due to growth across all our operating segments for the three months ended February 29, 2020 compared to the prior year period, with the majority of the increase in revenue driven by the Americas, which also benefited from our annual price increase for the majority of our clients in the region, partially offset by cancellations.

Six months ended February 29, 2020 compared to six months ended February 28, 2019
Revenue for the six months ended February 29, 2020 was $736.4 million, an increase of 4.2%, comparable with the organic revenue increase of 4.2%, over the same period a year ago. The increase in revenue was due to growth across all our operating segments for the six months ended February 29, 2020 compared to the prior year period, with the increase in revenue primarily related to the Americas, which also benefited from our annual price increase for the majority of our clients in the region during the second quarter of fiscal 2020, partially offset by cancellations.
Revenue by Operating Segment

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
(in thousands)	2020	2019		2020	2019
Americas	$232,731	$223,315	4.2%	$464,061	$445,518	4.2%
% of revenue	62.9%	62.9%		63.0%	63.1%
EMEA	$102,105	$98,933	3.2%	$202,936	$196,698	3.2%
Asia Pacific	34,944	32,647	7.0%	69,441	64,319	8.0%
International	$137,049	$131,580	4.2%	$272,377	$261,017	4.4%
% of revenue	37.1%	37.1%		37.0%	36.9%
Consolidated	$369,780	$354,895	4.2%	$736,438	$706,535	4.2%
Three months ended February 29, 2020 compared to three months ended February 28, 2019
Revenue from our Americas segment increased 4.2% to $232.7 million during the three months ended February 29, 2020, compared to $223.3 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, CTS and Wealth, along with our annual price increase for the majority of the Americas' clients, partially offset by cancellations. Organic revenue in the Americas increased 4.2% compared to the same period a year ago. Revenue from our Americas operations accounted for 62.9% of our consolidated revenue during the second quarter of fiscal 2020 and 2019.

EMEA revenue increased 3.2% to $102.1 million during the three months ended February 29, 2020, compared to $98.9 million from the same period a year ago. This revenue growth was mainly due to increased sales of products and solutions to clients primarily in Analytics and Trading and CTS, partially offset by cancellations. The EMEA organic revenue growth rate was 3.1% for the three months ended February 29, 2020, compared to the same period a year ago.

Asia Pacific revenue increased 7.0% to $34.9 million during the three months ended February 29, 2020, compared to $32.6 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in the Analytics and Trading, CTS and Research workflows, partially offset by cancellations. Asia Pacific organic revenue increased 7.0% for the three months ended February 29, 2020, compared to the same period a year ago.

Six months ended February 29, 2020 compared to six months ended February 28, 2019
Revenue from our Americas segment increased 4.2% to $464.1 million during the six months ended February 29, 2020, compared to $$445.5 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, CTS and Wealth, partially offset by cancellations. Organic revenue in the Americas increased 4.2% compared to the same period a year ago. Revenue from our Americas operations accounted for 63.0% of our consolidated revenue for the six months ended February 29, 2020, compared to 63.1% in the prior year period.

EMEA revenue increased 3.2% to $202.9 million during the six months ended February 29, 2020, compared to $196.7 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading and CTS, partially offset by cancellations. The EMEA organic revenue growth rate was 3.0% for the six months ended February 29, 2020, compared to the same period a year ago.

Asia Pacific revenue increased 8.0% to $69.4 million during the six months ended February 29, 2020, compared to $64.3 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in the Analytics and Trading, CTS and Research workflows, partially offset by cancellations. Asia Pacific organic revenue increased 8.0% for the six months ended February 29, 2020, compared to the same period a year ago.

Revenue by Workflow Solution
Three months ended February 29, 2020 compared to three months ended February 28, 2019
The revenue growth of 4.2% across our operating segments for the three months ended February 29, 2020 compared to the same period a year ago was primarily driven by Analytics and Trading, CTS, and Wealth, along with our annual price increase for the majority of our Americas' clients. Revenue growth from Analytics and Trading was primarily due to increased sales of portfolio analytics solutions and performance and risk products. The growth in CTS was driven mainly by increased sales of core and premium data feeds. Wealth also experienced growth mainly due to higher sales of our traditional and web-based workstation product. Offsetting these positive growth factors were increased cancellations compared to the prior year period, resulting from continued industry-wide cost pressures and firm consolidations.

Six months ended February 29, 2020 compared to six months ended February 28, 2019
The revenue growth of 4.2% across our operating segments for the six months ended February 29, 2020 compared to the same period a year ago was primarily driven by Analytics and Trading, CTS and Wealth, along with our annual price increase during the second quarter of fiscal 2020 for the majority of our Americas' clients. Revenue growth from Analytics and Trading was mainly due to increased sales of portfolio analytics solutions and performance and risk products. CTS revenue growth was driven mainly by increased sales of core and premium data feeds. The revenue growth from Wealth was primarily due to higher sales of our traditional and web-based workstation product. Offsetting these positive growth factors were increased cancellations compared to the prior year period, resulting from continued industry-wide cost pressures and firm consolidations.

Operating Expenses

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
(in thousands)	2020	2019		2020	2019
Cost of services	$176,218	$165,108	6.7%	$341,175	$331,884	2.8%
Selling, general and administrative	87,305	81,099	7.7%	175,820	165,424	6.3%
Total operating expenses	$263,523	$246,207	7.0%	$516,995	$497,308	4.0%

Operating Income	$106,257	$108,688	(2.2)%	$219,443	$209,227	4.9%
Operating Margin	28.7%	30.6%		29.8%	29.6%
Cost of Services
Three months ended February 29, 2020 compared to three months ended February 28, 2019
For the three months ended February 29, 2020, cost of services increased 6.7% to $176.2 million compared to $165.1 million in the same period a year ago, primarily due to an increase in computer-related expenses and compensation costs. Cost of services, when expressed as a percentage of revenue, was 47.7% during the second quarter of fiscal 2020, an increase of 110 basis points compared to the same period a year ago. This increase was primarily due to an increase in computer-related expenses, partially offset by a reduction in compensation costs, when expressed as a percentage of revenue.

Computer-related expenses, as a percentage of revenue, increased 240 basis points, primarily driven by increased technology investments including cloud-based hosting and licensed software arrangements. Employee compensation, when expressed as a percentage of revenue, decreased 30 basis points in the second quarter of fiscal 2020, compared to the same period a year ago. This decrease in employee compensation was primarily driven by revenue growth outpacing the growth of employee compensation, partially offset by higher annual base salaries and a net employee headcount increase, with the majority of the compensation included in cost of services focused in lower cost locations.

Six months ended February 29, 2020 compared to six months ended February 28, 2019
For the six months ended February 29, 2020, cost of services increased 2.8% to $341.2 million compared to $331.9 million in the same period a year ago, primarily due to an increase in computer-related expenses. Cost of services, when expressed as a percentage of revenue, was 46.3% for the six months ended February 29, 2020, a decrease of 60 basis points compared to the same period a year ago. This decrease was primarily driven by revenue growth outpacing the growth of employee compensation on a year-over-year basis, as well as a decrease in compensation costs and client communication costs, partially offset by an increase in computer-related expenses and employee compensation, when expressed as a percentage of revenue.
Employee compensation, when expressed as a percentage of revenue, decreased 130 basis points primarily driven by revenue growth outpacing the growth of cost of services, partially offset by a net headcount increase of 363 employees, with the majority of the compensation included in cost of services and focused mainly in lower cost locations. The employee compensation decrease was also partially offset by higher annual base salaries and related benefits. Client communication costs decreased 30 basis points, when expressed as a percentage of revenue due to a reduction in client hosting expenses. Computer-related expenses, as a percentage of revenue, increased 150 basis points primarily driven by increased costs from cloud-based hosting and licensed software arrangements.
Selling, General and Administrative
Three months ended February 29, 2020 compared to three months ended February 28, 2019
For the three months ended February 29, 2020, SG&A expenses increased 7.7% to $87.3 million, compared to $81.1 million for the same period a year ago, primarily due to an increase in professional fees, the timing of certain non-income related tax credits and an increase in compensation costs, partially offset by a reduction in travel expenses and a decrease in bad debt expense. SG&A expenses, expressed as a percentage of revenue, were 23.6% during the second quarter of fiscal 2020, an increase of 80 basis points over the prior year period. When expressed as a percentage of revenue, this increase was primarily driven by an increase in professional fees and the timing of certain non-income related tax credits, partially offset by a reduction in travel expenses and bad debt expense.

Professional fees, when expressed as a percentage of revenue, increased 100 basis points to support our three-year content and technology investment plan. The timing of certain non-income related tax credits resulted in an increase of 40 basis points, when expressed as a percentage of revenue. Travel expenses decreased 60 basis points, compared to the prior year period, due to an internal focus on cost discipline measures. Bad debt decreased 50 basis points, compared to the prior year period, when expressed as a percentage of revenue.
Six months ended February 29, 2020 compared to six months ended February 28, 2019
For the six months ended February 29, 2020, SG&A expenses increased 6.3% to $175.8 million, compared to $165.4 million for the same period a year ago, primarily due to an increase in employee compensation, professional fees and the timing of certain non-income related tax credits, partially offset by a decrease in bad debt expense and travel expenses. SG&A expenses, expressed as a percentage of revenue, were 23.9% for the six months ended February 29, 2020, an increase of 50 basis points over the prior year period. When expressed as a percentage of revenue, this increase was primarily driven by growth across the SG&A drivers outpacing the growth of revenue, an increase in professional fees and the timing of certain non-income related tax credits, partially offset by a decrease in bad debt expense and travel expenses.
Professional fees, when expressed as a percentage of revenue, increased 60 basis points to support our three-year content and technology investment plan. Travel expenses decreased 50 basis points, compared to the prior year period, due to an internal focus on cost discipline measures. Bad debt decreased 60 basis points, over the prior year period.
Operating Income and Operating Margin
Three months ended February 29, 2020 compared to three months ended February 28, 2019
Operating income decreased 2.2% to $106.3 million for the three months ended February 29, 2020 compared to $108.7 million in the prior year period. Operating income decreased due to an increase in computer-related expenses, employee compensation, professional fees, and the timing of certain non-income related tax credits, partially offset by an increase in revenue, a decrease in travel expenses and bad debt expense. Operating margin decreased to 28.7% during the second quarter of fiscal 2020 compared to 30.6% in the prior year period. The decrease in operating margin on a year-over-year basis was primarily due to increased computer-related expenses, professional fees and the timing of certain non-income related tax credits, when expressed as a percentage of revenue. These reductions in operating margin were partially offset by revenue growth, and reductions in travel expenses, bad debt expense and employee compensation, when expressed as a percentage of revenue.

Six months ended February 29, 2020 compared to six months ended February 28, 2019
Operating income increased 4.9% to $219.4 million for the six months ended February 29, 2020 compared to $209.2 million in the prior year period. Operating income increased due to increased revenue and a reduction in bad debt expense and travel expenses, partially offset by an increase in computer-related expenses, compensation expense, and professional fees. Operating margin increased to 29.8% for the six months ended February 29, 2020 compared to 29.6% in the prior year period. The increase in operating margin on a year-over-year basis was primarily due to revenue growth and a reduction in employee compensation, bad debt expense, travel expenses, and client communication costs, partially offset by an increase in computer-related expenses and professional fees, when expressed as a percentage of revenue.
Operating Income by Segment

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
(in thousands)	2020	2019		2020	2019
Americas	$41,310	$45,696	(9.6)%	$90,933	$89,537	1.6%
EMEA	42,664	43,248	(1.4)%	83,882	82,337	1.9%
Asia Pacific	22,283	19,744	12.9%	44,628	37,353	19.5%
Total Operating Income	$106,257	$108,688	(2.2)%	$219,443	$209,227	4.9%

Our operating segments are aligned with how we manage the business, the geographic markets we serve, and how the chief operating decision maker ("CODM") assesses performance. Our internal financial reporting structure is based on three reportable segments, the Americas, EMEA and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records its respective compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenue.
Three months ended February 29, 2020 compared to three months ended February 28, 2019
Americas operating income decreased 9.6% to $41.3 million during the three months ended February 29, 2020 compared to $45.7 million in the same period a year ago. The decrease in Americas operating income was primarily due to an increase in computer-related expenses and professional fees, partially offset by revenue growth of 4.2%, which includes our annual price increase for most clients in this segment, and a reduction in bad debt expense. Computer-related expenses increased year-over-year primarily due to increased technology investments including costs from cloud-based hosting and licensed software arrangements. Professional fees increased to support our three-year content and technology investment plan.
EMEA operating income decreased 1.4% to $42.7 million during the three months ended February 29, 2020 compared to $43.2 million in the same period a year ago. The decrease in EMEA operating income was primarily due to an increase in employee compensation partially offset by revenue growth of 3.2%. Employee compensation increased primarily due to a net headcount increase of 4.6% over the past 12 months, annual base salary increases year-over-year and severance charges.
Asia Pacific operating income increased 12.9% to $22.3 million during the three months ended February 29, 2020, compared to $19.7 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 7.0%, partially offset by an increase in employee compensation. The increase in employee compensation was primarily due to a net headcount increase of 5.7% in our Asia Pacific workforce in the last 12 months and annual base salary increases year-over-year.
Six months ended February 29, 2020 compared to six months ended February 28, 2019
Americas operating income increased 1.6% to $90.9 million during the six months ended February 29, 2020 compared to $89.5 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 4.2%, which includes our annual price increase for most clients in this region, a decrease in employee compensation and bad debt expense, partially offset by an increase in computer-related expenses and professional fees. Employee compensation decreased primarily due to a net reduction in headcount of 1.3% over the past 12 months, partially offset by annual base salary increases year-over-year. Computer-related expenses increased year-over-year primarily due to increased technology investments including costs from cloud-based hosting and licensed software arrangements. Professional fees increased mainly related to support our three-year content and technology investment plan.
EMEA operating income increased 1.9% to $83.9 million during the six months ended February 29, 2020 compared to $82.3 million in the same period a year ago. The increase in the EMEA operating income was primarily due to revenue growth of 3.2%, partially offset by an increase in employee compensation expense. Employee compensation increased primarily due to a net headcount increase of 4.6% over the past 12 months and annual base salary increases year-over-year.
Asia Pacific operating income increased 19.5% to $44.6 million during the six months ended February 29, 2020, compared to $37.4 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 8.0%, partially offset by an increase in compensation expense. Employee compensation increased as a result of a 5.7% increase in our Asia Pacific workforce in the last 12 months and annual base salary increases year-over-year.

Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended			Six Months Ended
	February 29,	February 28,	Change	February 29,	February 28,	Change
(in thousands, except for per share data)	2020	2019		2020	2019
Provision for income taxes	$14,423	$19,647	(26.6)%	$29,207	$31,294	(6.7)%
Net income	$88,686	$84,702	4.7%	$182,643	$168,998	8.1%
Diluted earnings per common share	$2.30	$2.19	5.0%	$4.73	$4.37	8.2%
Income Taxes
Three months ended February 29, 2020 compared to three months ended February 28, 2019
For the three months ended February 29, 2020, the provision for income taxes was $14.4 million, a decrease of 26.6% from the same period a year ago. The provision decreased due primarily to a higher windfall tax benefit from stock-based compensation of $4.7 million for the three months ended February 29, 2020, $2.4 million income tax expense from the settlement with a tax authority recognized during the three months ended February 28, 2019, partially offset by a $1.1 million benefit from the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the U.S. Tax Cuts and Jobs Act ("TCJA") recognized during the three months ended February 28, 2019.
Six months ended February 29, 2020 compared to six months ended February 28, 2019
For the six months ended February 29, 2020, the provision for income taxes was $29.2 million, a decrease of 6.7% from the same period a year ago. The provision decreased mainly due to higher net tax benefits, partially offset by higher operating income for the six months ended February 29, 2020 compared to the prior year period. The net increase in tax benefits of $10.6 million for the six months ended February 29, 2020 compared to $6.6 million for the prior year period, was primarily driven by an income tax expense from the settlement with a tax authority during the six months ended February 28, 2019, coupled with benefits recognized during the six months ended February 29, 2020 from finalizing prior years' tax returns, remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate and higher windfall tax benefits from stock-based compensation. The reduction in the provision was partially offset by the benefit from the revision of the one-time transition tax on accumulated earnings and profits of foreign subsidiaries permitted by the TCJA recognized during the six months ended February 28, 2019.

Net Income and Diluted Earnings per Share
Three months ended February 29, 2020 compared to three months ended February 28, 2019
Net income increased 4.7% to $88.7 million and diluted earnings per share ("EPS") increased 5.0% to $2.30 for the three months ended February 29, 2020, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth, a decrease in the income tax provision and interest expense, partially offset by an increase in operating expenses on a year-over-year basis.
Six months ended February 29, 2020 compared to six months ended February 28, 2019
Net income increased 8.1% to 182.6 million and diluted EPS increased 8.2% to $4.73 for the six months ended February 29, 2020, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth outpacing the growth of operating expenses, a decrease in the income tax provision and interest expense, on a year-over-year basis.
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
The table below provides an unaudited reconciliation of revenue to organic revenue.

	Three Months Ended
	February 29,	February 28,
(In thousands)	2020	2019	Change
Revenue	$369,780	$354,895	4.2%
Deferred revenue fair value adjustment(1)	1,188	1,299
Currency impact	20
Organic revenue	$370,988	$356,194	4.2%
(1)Deferred revenue fair value adjustments from purchase accounting.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended
	February 29,	February 28,
(In thousands, except per share data)	2020(1)	2019(2)	Change
Operating income	$106,257	$108,688	(2.2)%
Intangible asset amortization	5,143	5,839
Deferred revenue fair value adjustment	1,188	1,299
Other items	5,334	2,417
Adjusted operating income	$117,922	$118,243	(0.3)%
Adjusted operating margin	31.8%	33.2%

Net income	$88,686	$84,702	4.7%
Intangible asset amortization(3)	4,183	4,742
Deferred revenue fair value adjustment(4)	966	1,055
Other items(5)	4,513	1,718
Income tax items	—	1,381
Adjusted net income	$98,348	$93,598	5.1%

Diluted earnings per common share	$2.30	$2.19	5.0%
Intangible asset amortization	0.11	0.12
Deferred revenue fair value adjustment	0.03	0.03
Other items	0.11	0.04
Income tax items	—	0.04
Adjusted diluted earnings per common share	$2.55	$2.42	5.4%
Weighted average common shares (Diluted)	38,576	38,619
(1)Operating income, net income and diluted EPS in the second quarter of fiscal 2020 were adjusted to exclude (i) intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to severance, stock-based compensation acceleration, professional fees related to our ongoing three-year content and technology investment plan and facilities costs.
(2)Operating income, net income and diluted EPS in the second quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) severance, stock-based compensation expense and occupancy costs. Net income and diluted EPS in the second quarter of fiscal 2019 were also primarily adjusted to exclude a settlement with a tax authority partially offset by income tax benefits primarily related to the TCJA.
(3)The intangible asset amortization was recorded net of a tax impact of $1.0 million in the second quarter of fiscal 2020, compared to $1.1 million for the second quarter of fiscal 2019.
(4)The deferred revenue fair value adjustment was recorded net of a tax impact of $0.2 million for both the second quarter of fiscal 2020 and 2019.
(5)The other items were recorded net of a tax impact of $0.8 million for the second quarter of fiscal 2020, compared to$0.5 million for the second quarter of 2019.

Liquidity
The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	February 29,	February 28,
(in thousands)	2020	2019
Net cash provided by operating activities	$195,460	$145,554
Capital expenditures(1)	(51,899)	(21,482)
Free cash flow(2)	$143,561	$124,072

Net cash used in investing activities(1)	$(49,936)	$(19,368)
Net cash used in financing activities	$(164,057)	$(115,819)
Cash and cash equivalents at end of period	343,488	218,335
(1)Capital expenditures are included in net cash used in investing activities during each fiscal period reported.
(2)Free cash flow is defined as cash provided by operating activities, less capital expenditures.
Cash and cash equivalents aggregated to $343.5 million as of February 29, 2020, compared to $359.8 million as of August 31, 2019. Our cash and cash equivalents decreased $16.3 million during the first six months of fiscal 2020, primarily due to $158.6 million in share repurchases, $54.4 million in dividend payments, and $51.9 million of capital expenditures. These cash outflows were partially offset by cash inflows of $195.5 million of net cash provided by operating activities, and $50.5 million in proceeds from the exercise of employee stock options.
Net cash used in investing activities was $49.9 million in the first six months of fiscal 2020, representing a $30.6 million increase from the same period a year ago. This increase was due primarily to $30.4 million of higher capital expenditures.
Net cash used by financing activities was $164.1 million in the first six months of fiscal 2020, representing a $48.2 million increase in cash used by financing activities from the same period a year ago. The increase was primarily due to a $47.9 million increase in share purchases, and a $5.9 million increase in dividend payments, partially offset by a $7.1 million increase in proceeds from employee stock plans.
As of February 29, 2020, our total Cash and cash equivalents worldwide was $343.5 million. The total available cash and cash equivalents within the Americas was $83.4 million, within EMEA was $208.4 million (predominantly within the UK, France, and Germany) and the remaining $51.7 million was held in Asia Pacific.
As of February 29, 2020, we have borrowed $575.0 million of the available $750.0 million provided under our 2019 revolving credit facility, resulting in $175.0 million available for additional borrowings. The 2019 Credit Agreement between FactSet, as the borrower, and PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement") also allows us, subject to certain requirements, to arrange for additional borrowings with an aggregate amount up to $500.0 million. Refer to Capital Resources - Capital Needs - Long Term Debt for additional information on the 2019 Credit Agreement.
We believe our liquidity (including cash on hand, cash from operating activities, other cash flows that we expect to generate and availability under our existing credit facilities) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.
Free cash flow generated in the six months ended February 29, 2020 was $143.6 million, an increase of 15.7% compared to a year ago. Free cash flow was generated from $195.5 million of net cash provided by operating activities, less $51.9 million in capital expenditures. Free cash flow increased $19.5 million year-over-year due to a $49.9 million increase in operating cash flows partially offset by higher capital expenditures for the build-out of new and existing office space for some of our locations and increased investments in technology compared to the prior year period.

Capital Resources
Capital Expenditures
Capital expenditures were $25.1 million in the second quarter of fiscal 2020, compared to $12.0 million in the prior year period. Capital expenditures of $7.1 million, or 28%, were primarily related to investment in technology. The remainder of our capital expenditures were primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India.
Capital expenditures were $51.9 million during the first six months of fiscal 2020, compared to $21.5 million in the same period a year ago. Capital expenditures of $14.8 million, or 29%, were primarily related to investment in technology. The remainder of our capital expenditures was primarily for the build-out of new corporate headquarters in Norwalk, Connecticut and office space in India.
Capital Needs
Long-Term Debt
2019 Credit Agreement
On March 29, 2019, we entered into the 2019 Credit Agreement with PNC, which provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). We may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows us, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.
As of February 29, 2020, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 29, 2020 and August 31. 2019. The principal balance is payable in full on the maturity date.
The fair value of our long-term debt was $575.0 million as of February 29, 2020, which we believe approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended February 29, 2020 and February 28, 2019 we recorded interest expense of $3.8 million and $5.1 million, respectively, on our outstanding debt amounts. For the six months ended February 29, 2020 and February 28, 2019 we recorded interest expense of $8.0 million and $9.9 million, respectively, on our outstanding debt amounts. The weighted average interest rate on amounts outstanding under our credit facilities was 2.76% and 3.35% for the year to date ended February 29, 2020 and August 31, 2019, respectively. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of February 29, 2020.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.9 million of standby letters of credit have been issued in connection with our leased office spaces as of February 29, 2020. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 14, Debt, of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on these covenants.

Foreign Currency
Foreign Currency Exposure
Certain wholly-owned subsidiaries within the EMEA and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average exchange rates for revenue and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.
Our foreign currency exchange exposure is related to our operating expenses in countries outside the Americas, where approximately 76% of our employees were located as of February 29, 2020. During the second quarter of fiscal 2020, foreign currency movements increased operating income by $0.2 million, compared to a $4.0 million increase to operating income a year ago. During the first six months of fiscal 2020, foreign currency movements increased operating income by $1.2 million, compared to a increase in operating income of $5.6 million in the same period a year ago.
As of February 29, 2020, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 63% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.
As of February 29, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱842.6 billion and Rs1,434.3 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €20.5 million and £16.5 million, respectively.
A loss on derivatives of $0.3 million was recorded into operating income for the three months ended February 29, 2020, compared to a loss on derivatives of $0.4 million in the same period a year ago. For the six months ended February 29, 2020, a loss on derivatives of $1.1 million was recorded into operating income, compared to a loss on derivatives of $0.8 million in the prior year period.
Off-Balance Sheet Arrangements
At February 29, 2020 and August 31, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Share Repurchase Program
Repurchases of shares of our common stock are made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the second quarter of fiscal 2020, we repurchased 267,500 shares for $74.2 million under our existing share repurchase program compared to 214,945 shares for $44.1 million in the same period a year ago. During the first six months of fiscal 2020, we repurchased 610,500 shares for $158.6 million compared to 489,945 shares for $104.6 million in the prior year comparable period. For the six months ended February 29, 2020, we have returned $213.0 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we have returned $374.1 million to stockholders in the form of share repurchases and dividends. As of February 29, 2020, $80.0 million was available for future share repurchases under the existing share repurchase program.
On March 24, 2020, our Board of Directors approved a $220.0 million increase to the existing share repurchase program. Subsequent to this expansion, $300.0 million is available for future share repurchases.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2019, we had total purchase commitments of $69.9 million. There were no material changes in our purchase commitments during the six months ended February 29, 2020.

As disclosed earlier in the Capital Resources section of this MD&A, we entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of February 29, 2020. Refer to the Capital Resources section of the MD&A for a discussion on our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the first six months of fiscal 2020.
Dividends
On February 18, 2020, our Board of Directors approved a regular quarterly dividend of $0.72 per share. The cash dividend of $27.1 million was paid on March 19, 2020, to common stockholders of record at the close of business on February 28, 2020. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Significant Accounting Policies and Critical Accounting Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The accounting policies used in preparing our consolidated financial statements for the first six months of fiscal 2020 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, with the exception of the accounting guidance adopted in the first quarter of fiscal 2020 related to leases accounting. Refer to Note 15, Leases, of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the adoption of the new lease standard.
We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. There were no significant changes in our accounting policies or critical accounting estimates during the first six months of fiscal 2020.
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
Shift from Active to Passive Investment Management
Approximately 84.1% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that provide M&A advisory work, capital markets services and equity research, account for approximately 15.9% of our ASV. A significant portion of this revenue relates to services deployed by large, bulge-bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar issues. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenue may decline if banks, including those involved in merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the challenges faced in the current economic environment.

Brexit
On January 31, 2020, the UK formally left the European Union when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began and will run until December 31, 2020. During this transition period, many existing arrangements will remain in place. The UK will still follow all the EU's rules and regulations, will remain in the single market and the customs union, and will continue to permit the free movement of people.
A political declaration also came into force on January 31, 2020, which sets out the overall understanding on the framework for the future UK-EU relationship and provides the basis for UK-EU negotiations. The UK and the EU are currently negotiating a UK-EU free trade deal and the terms of their future relationship. The deadline for these negotiations is the expiry of the transition period. At this time, we cannot predict the impact that the future UK-EU arrangements will have on our business, as it will depend on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although the results of these negotiations are currently unknown, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we continue to partner with our clients to help them navigate the fluctuating international markets.
Markets in Financial Instruments Directive (“MiFID”)
MiFID II built upon many of the initiatives introduced through MiFID and is intended to help improve the functioning of the European Union single market by achieving a greater consistency of regulatory standards. MiFID originally became effective in 2007 and was enhanced through adoption of MiFID II, which became effective in January 2018. We continue to monitor the impact in the European Union of MiFID II on the investment process and trade lifecycle, as well as any impact of MiFID II on non-European Union countries. We also continue to review the application of key MiFID II requirements and plan to work with our clients to navigate through them.
Forward-Looking Factors
Forward-Looking Statements
In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based on management’s current expectations, estimates, forecasts and projections about industries in which we operate and the beliefs and assumptions of management. All statements that address expectations, guidance, outlook or projections about the future, including statements about our strategy for growth, product development, revenue, future financial results, anticipated growth, market position, subscriptions, expected expenditures, trends in our business and financial results, are forward-looking statements. Forward-looking statements may be identified by words like "expects," "believes", "anticipates," "plans," "intends," "estimates", "projects," "should," "indicates," "continues," "may" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors, including those discussed more fully elsewhere in this Quarterly Report on Form 10-Q or in any of our other filings with the Securities and Exchange Commission, could cause results to differ materially from those stated. These factors include, but are not limited to: the ability to integrate newly acquired companies, clients and businesses; strains on resources as a result of growth, the volatility and stability of global securities markets, including declines in equity or fixed income returns impacting the buying power of investment management clients; the ability to hire and retain qualified personnel; the maintenance of our leading technological position and reputation; failure to maintain or improve our competitive position in the marketplace; fraudulent, misappropriation or unauthorized data access, including cyber-security and privacy breaches; failures or disruptions of telecommunications, data centers, network systems, facilities, or the Internet; uncertainty, consolidation and business failures in the global investment banking industry; the continued shift from active to passive investing, the negotiation of contract terms with vendors, data suppliers and landlords; the retention of clients and the attraction of new ones; the absence of U.S. or foreign governmental regulation restricting international business; the unfavorable resolution of tax assessments and legal proceedings; the impact of the coronavirus pandemic on our operating results; and legislative and regulatory changes in the environments in which we and our clients operate. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
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
Business Outlook
We provided forward-looking statement for fiscal 2020 on September 26, 2019. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and particularly the ongoing uncertainty surrounding the duration, magnitude, and impact of the novel coronavirus pandemic, actual results may differ materially from these expectations. We currently do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2020 Expectations:
– Organic ASV plus professional services is now expected to increase in the range of $50 million and $75 million over fiscal 2019. The change in the range reflects the current anticipated business impacts resulting from the coronavirus pandemic.
– GAAP revenue is expected to be in the range of $1.49 billion and $1.50 billion.
– GAAP operating margin is expected to be in the range of 28.5% and 29.5%.
– Adjusted operating margin is expected to be in the range of 31.5% and 32.5%.
– Annual effective tax rate is expected to be in the range of 17.0% and 17.5%.
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
Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. We translate foreign currencies into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.
As of February 29, 2020, FactSet maintained foreign currency forward contracts to hedge a portion of the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 63% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.
As of February 29, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱842.6 billion and Rs1,434.3 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €20.5 million and £16.5 million, respectively.
A loss on derivatives of $0.3 million was recorded into operating income for the three months ended February 29, 2020, compared to a loss on derivatives of $0.4 million in the same period a year ago. For the six months ended February 29, 2020, a loss on derivatives of $1.1 million was recorded into operating income, compared to a loss on derivatives of $0.8 million in the prior year period. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 29, 2020. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $7.8 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of February 29, 2020, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 29, 2020, with operating results held constant in local currencies, would result in a decrease in operating income by $28.2 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 29, 2020 would have increased the fair value of total assets by $126.0 million and equity by $21.5 million.
Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory and other negotiations. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Trends - Brexit for further information on Brexit.

Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at February 29, 2020 was $367.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our Consolidated Balance Sheets as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our Cash and cash equivalents and Investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
Debt
As of February 29, 2020, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount. The application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid approximates the current market rate for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 0.875%. During the three months ended February 29, 2020 and February 28, 2019, we recorded interest expense of $3.8 million and $5.1 million, respectively, on our outstanding debt amounts. During the six months ended February 29, 2020 and February 28, 2019, we recorded interest expense of $8.0 million and $9.9 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change to our annual interest expense.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, and the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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
There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 16, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS
There were no material changes during the first six months of fiscal 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 pandemic and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance.
Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for our products. A global health crisis could affect our workforce and clients, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products and services. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crises such as COVID-19, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
We are unable to accurately predict the ultimate impact of the current COVID-19 pandemic due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. We closely monitor the impact of the COVID-19 pandemic, continually assessing its potential effects on our business. The extent to which our results are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic or the perception of its effects could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended February 29, 2020:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)(2)
December 2019	38,085	$268.40	38,000	$143,997
January 2020	153,389	$272.41	153,000	$102,320
February 2020	76,500	$291.44	76,500	$80,025
Total	267,974		267,500
(1)Includes 267,500 shares purchased under the existing stock repurchase program, as well as 474 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock and stock options.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)EXHIBITS
The information required by this Item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	FactSet Research Systems Inc. Executive Severance Plan	8-K	001-11869	10.1	3/5/2020
10.2	Form of FactSet Research Systems Inc. Equity Award Agreement	8-K	001-11869	10.2	3/5/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
(1) Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 9, 2020	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller
(Principal Accounting Officer)