Form 10-Q
period 2020-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2020-07-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 30, 2020 was 37,993,490.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FDS	New York Stock Exchange LLC
The Nasdaq Stock Market

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2020
For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue	$374,083	$364,533	$1,110,521	$1,071,068
Operating expenses
Cost of services	170,703	163,832	511,878	495,716
Selling, general and administrative	81,740	83,461	257,560	248,885
Total operating expenses	252,443	247,293	769,438	744,601

Operating income	121,640	117,240	341,083	326,467

Other expenses
Interest expense, net	(2,211)	(4,377)	(8,003)	(13,046)
Other (expense) income, net	(289)	521	(2,090)	255
Income before income taxes	119,140	113,384	330,990	313,676

Provision for income taxes	17,924	21,119	47,131	52,413
Net income	$101,216	$92,265	$283,859	$261,263

Basic earnings per common share	$2.67	$2.41	$7.49	$6.85
Diluted earnings per common share	$2.63	$2.37	$7.36	$6.73

Basic weighted average common shares	37,885	38,223	37,912	38,128
Diluted weighted average common shares	38,481	38,993	38,548	38,807
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income	$101,216	$92,265	$283,859	$261,263

Other comprehensive (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(3,948)	(160)	(2,105)	1,405
Foreign currency translation adjustments	(4,633)	(11,326)	1,589	(15,804)
Other comprehensive (loss)	(8,581)	(11,486)	(516)	(14,399)
Comprehensive income	$92,635	$80,779	$283,343	$246,864
* For the three and nine months ended May 31, 2020, the net unrealized loss on cash flow hedges were net of a tax benefit of $1,337 thousand and $696 thousand, respectively. For the three and nine months ended May 31, 2019, the net unrealized loss and gain on cash flow hedges were net of a tax benefit of $65 thousand and a tax expense of $702 thousand, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2020	August 31, 2019
ASSETS
Cash and cash equivalents	$457,707	$359,799
Investments	22,606	25,813
Accounts receivable, net of reserves of $7,357 at May 31, 2020 and $10,511 at August 31, 2019	151,398	146,309
Prepaid taxes	42,250	15,033
Prepaid expenses and other current assets	34,468	36,858
Total current assets	708,429	583,812
Property, equipment and leasehold improvements, net	136,655	119,384
Goodwill	688,484	685,729
Intangible assets, net	127,207	133,691
Deferred taxes	—	7,571
Lease right-of-use assets, net	254,391	—
Other assets	32,539	29,943
TOTAL ASSETS	$1,947,705	$1,560,130
LIABILITIES
Accounts payable and accrued expenses	$80,048	$79,620
Current lease liabilities	29,225	—
Accrued compensation	50,114	64,202
Deferred fees	58,725	47,656
Dividends payable	29,188	27,445
Total current liabilities	247,300	218,923
Long-term debt	574,309	574,174
Deferred taxes	15,502	16,391
Deferred fees	8,885	10,088
Taxes payable	26,816	26,292
Lease liabilities	276,019	—
Other non-current liabilities	5,916	42,006
TOTAL LIABILITIES	$1,154,747	$887,874
Commitments and contingencies (see Note 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,556,920 and 40,104,192 shares issued, 37,907,127 and 38,117,840 shares outstanding at May 31, 2020 and August 31, 2019, respectively	406	401
Additional paid-in capital	900,663	806,973
Treasury stock, at cost: 2,649,793 and 1,986,352 shares at May 31, 2020 and August 31, 2019, respectively	(606,405)	(433,799)
Retained earnings	573,354	373,225
Accumulated other comprehensive loss	(75,060)	(74,544)
TOTAL STOCKHOLDERS’ EQUITY	$792,958	$672,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,947,705	$1,560,130
The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended
(in thousands)	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$283,859	$261,263
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,333	43,943
Stock-based compensation expense	28,372	24,135
Deferred income taxes	7,230	1,294
Loss on sale of assets	166	195
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(5,091)	3,112
Accounts payable and accrued expenses	10,400	(4,783)
Accrued compensation	(14,154)	(23,672)
Deferred fees	9,856	4,826
Taxes payable, net of prepaid taxes	(27,088)	(2,232)
Other, net	11,530	(2,757)
Net cash provided by operating activities	346,413	305,324

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and intangible assets, net of proceeds from dispositions	(62,909)	(32,906)
Purchases of investments	(2,736)	(8,180)
Proceeds from maturity or sale of investments	4,199	11,543
Net cash used in investing activities	(61,446)	(29,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(171,005)	(158,294)
Dividend payments	(81,438)	(75,769)
Proceeds from employee stock plans	65,323	78,926
Repayment of debt	—	(575,000)
Proceeds from debt	—	575,000
Other financing, net	(1,592)	(901)
Net cash used by financing activities	(188,712)	(156,038)

Effect of exchange rate changes on cash and cash equivalents	1,653	(4,406)
Net (decrease) increase in cash and cash equivalents	97,908	115,337
Cash and cash equivalents at beginning of period	359,799	208,623
Cash and cash equivalents at end of period	$457,707	$323,960

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended May 31, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760
Net income						101,216		101,216
Other comprehensive loss							(8,581)	(8,581)
Common stock issued for employee stock plans	104,388	1	14,832	32	(9)			14,824
Vesting of restricted stock	181			21	(6)			(6)
Repurchases of common stock				46,636	(12,410)			(12,410)
Stock-based compensation expense			10,343					10,343
Dividends declared						(29,188)		(29,188)
Balance as of May 31, 2020	40,556,920	$406	$900,663	2,649,793	$(606,405)	$573,354	$(75,060)	$792,958

For the Nine Months Ended May 31, 2020
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						283,859		283,859
Other comprehensive income							(516)	(516)
Common stock issued for employee stock plans	436,071	5	65,318	75	(20)			65,303
Vesting of restricted stock	16,657			6,230	(1,581)			(1,581)
Repurchases of common stock				657,136	(171,005)			(171,005)
Stock-based compensation expense			28,372					28,372
Dividends declared						(83,730)		(83,730)
Balance as of May 31, 2020	40,556,920	$406	$900,663	2,649,793	$(606,405)	$573,354	$(75,060)	$792,958

For the Three Months Ended May 31, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2019	39,690,225	$397	$732,538	1,590,060	$(324,167)	$244,388	$(53,635)	$599,521
Net income						92,265		92,265
Other comprehensive income							(11,486)	(11,486)
Common stock issued for employee stock plans	292,598	3	41,172					41,175
Vesting of restricted stock								—
Repurchases of common stock				175,000	(47,555)			(47,555)
Stock-based compensation expense			7,995					7,995
Dividends declared						(27,506)		(27,506)
Balance as of May 31, 2019	39,982,823	$400	$781,705	1,765,060	$(371,722)	$309,147	$(65,121)	$654,409

For the Nine Months Ended May 31, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						261,263		261,263
Other comprehensive loss							(14,399)	(14,399)
Common stock issued for employee stock plans	642,444	7	90,039					90,046
Vesting of restricted stock	75,530			27,852	(6,155)			(6,155)
Repurchases of common stock				664,945	(152,139)			(152,139)
Stock-based compensation expense			24,135					24,135
Dividends declared						(76,263)		(76,263)
Cumulative effect of adoption of accounting standards*						1,304	717	2,021
Balance as of May 31, 2019	39,982,823	$400	$781,705	1,765,060	$(371,722)	$309,147	$(65,121)	$654,409

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2020
(Unaudited)
1. ORGANIZATION AND NATURE OF BUSINESS
FactSet Research Systems Inc. (the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized the Company's content and multi-asset class solutions across each stage of the investment process. FactSet's goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting, in which the Company serves the front, middle, and back offices to drive productivity and improved performance. FactSet's flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization. FactSet is focused on growing the business through three segments: the Americas, EMEA (formerly known as Europe), and Asia Pacific. The Company primarily delivers insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
FactSet currently serves financial professionals, which include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors and corporate clients. FactSet provides both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and to execute trades. The Company combines dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace and digital portals and application programming interfaces (APIs). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, portfolio analytics, enterprise data, and research management.
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
The Company has evaluated subsequent events through the date the financial statements were issued.
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

COVID-19
A novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. FactSet is closely monitoring pandemic-related developments and has taken, and continues to take, numerous steps to address them. Since the situation surrounding the COVID-19 pandemic remains fluid, FactSet is actively managing its response and has assessed potential impacts to its financial position and operating results for the three and nine months ended May 31, 2020. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of May 31, 2020, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2020 that had a material impact on the consolidated financial statements other than the new lease accounting standard discussed below. Refer to Note 15 Leases for additional information.
New Accounting Standards or Updates Recently Adopted
Leases
In February 2016, the FASB issued an accounting standard update related to accounting for leases, ASC 842, Leases. The update requires the recognition of lease right-of use (“ROU”) assets and liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. The guidance also eliminates the requirement for an entity to use bright-line tests in determining lease classification. FactSet adopted the new accounting standard effective September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption, rather than in the earliest comparative period presented. As such, the Company's historical consolidated financial statements were not restated and follow the Company's previous policy under ASC 840, Leases. Refer to FactSet’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on October 30, 2019, for further details of the Company’s policy prior to adoption of ASC 842.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an accounting standard to provide optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from the LIBOR rate. As a result of the reference rate reform initiative, certain widely used reference rates such as the LIBOR rate are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace the LIBOR rate or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this accounting standard, but it is not expected to have a material impact on the Company’s consolidated financial statements.
No other new accounting pronouncements issued or effective as of May 31, 2020, have had or are expected to have a material impact on the Company’s consolidated financial statements.
4. REVENUE RECOGNITION
The Company derives most of its revenue by providing client access to its hosted proprietary data and analytics platform which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, portfolio analytics, enterprise data, and research management. The Company determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The Company also determined the nature of the promise to the client is to provide daily access to one overall data and analytics platform. This platform provides integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by FactSet, the Company applies an input time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. The Company records revenue for its contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied. FactSet does not consider payment terms as a performance obligation for clients with contractual terms that are one year or less and the Company has elected the practical expedient.

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
The following table presents this disaggregation of revenue by geography:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Americas	$230,992	$226,961	$695,053	$672,479
EMEA	105,420	102,499	308,355	299,197
Asia Pacific	37,671	35,073	107,113	99,392
Total Revenue	$374,083	$364,533	$1,110,521	$1,071,068

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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2020 or August 31, 2019.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2020 and August 31, 2019. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

	Fair Value Measurements at May 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$211,752	$—	$—	$211,752
Mutual funds (2)	—	17,599	—	17,599
Certificates of deposit (3)	—	5,007	—	5,007
Derivative instruments (4)	—	418	—	418
Total assets measured at fair value	$211,752	$23,024	$—	$234,776

Liabilities
Derivative instruments (4)	$—	$6,274	$—	$6,274
Total liabilities measured at fair value	$—	$6,274	$—	$6,274

	Fair Value Measurements at August 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,849	$—	$—	$75,849
Mutual funds (2)	—	18,583	—	18,583
Certificates of deposit (3)	—	7,090	—	7,090
Derivative instruments (4)	—	520	—	520
Total assets measured at fair value	$75,849	$26,193	$—	$102,042

Liabilities
Derivative instruments (4)	$—	$3,575	$—	$3,575
Total liabilities measured at fair value	$—	$3,575	$—	$3,575

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
3.The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2 assets. These certificates of deposit have original maturities greater than three months but less than one year and, as such, are classified as Investments (short-term) within the Consolidated Balance Sheets.
4.The Company utilizes the income approach to measure fair value for its foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for the interest rate swap agreement, the Company utilizes a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6 Derivative Instruments for more information on the Company's derivative instruments designed as cash flow hedges.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. These non-financial assets and liabilities are remeasured in the event of an other-than temporary impairment. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the nine months ended May 31, 2020, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of May 31, 2020, and August 31, 2019, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the LIBOR rate plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
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
In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the first nine months of fiscal 2020 or 2019, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.
As of May 31, 2020, FactSet maintained foreign currency forward contracts to hedge a portion of its British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate its currency exposure ranging from 50% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.
As of May 31, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱466.8 billion and Rs830.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €11.4 million and £9.5 million, respectively.

Interest Rate Swap Agreement
On March 5, 2020, FactSet entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of its outstanding debt under its 2019 Revolving Credit Facility (as defined in Note 14 Debt). As of May 31, 2020, FactSet has borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to a contractual one month LIBOR rate plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2020. The variable interest rate on FactSet’s long-term debt can expose the Company to interest rate volatility arising from changes in the LIBOR rate. Under the terms of the interest rate swap agreement, FactSet will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR rate utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 28, 2024. Refer to Note 14 Debt, for further discussion on the 2019 Revolving Credit Facility.
As the terms for the interest rate swap agreement align with the 2019 Revolving Credit Facility, the Company does not expect any hedge ineffectiveness. The Company has designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets.
The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	May 31, 2020	August 31, 2019
Foreign currency forward contracts	$45,242	$113,700
Interest rate swap agreement	287,500	—
Total cash flow hedges	$332,742	$113,700

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives designated as hedging instruments		Derivative Assets			Derivative Liabilities
		May 31, 2020	August 31, 2019		May 31, 2020	August 31, 2019
	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$418	$520	Accounts payable and accrued expenses	$1,010	$3,575
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,786	—
				Other non-current liabilities	3,478	—
Total cash flow hedges		$418	$520		$6,274	$3,575

All derivatives were designated as hedging instruments as of May 31, 2020 and August 31, 2019.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2020 and May 31, 2019, respectively:

(in thousands)	Loss Recognized in AOCL on Derivatives		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Foreign currency forward contracts	$(1,040)	$(822)	SG&A	$(1,019)	$(597)
Interest rate swap agreement	(5,264)	—	Interest expense, net	—	—
Total cash flow hedges	$(6,304)	$(822)		$(1,019)	$(597)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2020 and May 31, 2019, respectively:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Foreign currency forward contracts	$362	$1,442	SG&A	$(2,101)	$(1,381)
Interest rate swap agreement	(5,264)	—	Interest expense, net	—	—
Total cash flow hedges	$(4,902)	$1,442		$(2,101)	$(1,381)
As of May 31, 2020, the Company assessed that these cash flow hedges were effective. Foreign currency forward contract gains and losses are recorded in the Consolidated Statement of Income in Selling, general, and administrative ("SG&A"). The gain or loss from the interest rate swap agreement is recorded in the Consolidated Statement of Income in Interest expense, net. As of May 31, 2020, the Company estimates that net pre-tax derivative losses of $2.4 million included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments
FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2020, and August 31, 2019, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss for the three months ended May 31, 2020 and May 31, 2019 are as follows:
	May 31, 2020		May 31, 2019
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(4,633)	$(4,633)	$(11,326)	$(11,326)
Net unrealized loss on cash flow hedges recognized in AOCL	(5,285)	(3,948)	(225)	(160)
Other comprehensive loss	$(9,918)	$(8,581)	$(11,551)	$(11,486)

The components of other comprehensive loss for the nine months ended May 31, 2020 and May 31, 2019 are as follows:
	May 31, 2020		May 31, 2019
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$1,589	$1,589	$(15,804)	$(15,804)
Net unrealized (loss) gain on cash flow hedges recognized in AOCL	(2,801)	(2,105)	2,107	1,405
Other comprehensive loss	$(1,212)	$(516)	$(13,697)	$(14,399)

The components of AOCL are as follows:
(in thousands)	May 31, 2020		August 31, 2019
Accumulated unrealized losses on cash flow hedges, net of tax	$(4,371)		$(2,266)
Accumulated foreign currency translation adjustments	(70,689)		(72,278)
Total accumulated other comprehensive loss	$(75,060)		$(74,544)

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
The Company’s operating segments are aligned with how the Company, including its CODM, manages the business and the geographic markets in which it serves, with a primary focus on providing integrated global financial and economic information. The Company’s internal financial reporting structure is based on three segments: the Americas, EMEA and Asia Pacific. The primary workflow solutions within the Americas, EMEA and Asia Pacific segments are Research, Analytics and Trading, CTS and Wealth. These workflow solutions provide global financial and economic information to investment managers, investment banks and other financial services professionals.
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
The following tables reflect the results of operations of the Company's segments:

(in thousands)
For the three months ended May 31, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$230,992	$105,420	$37,671	$374,083
Operating income	$54,019	$43,638	$23,983	$121,640
Capital expenditures	$8,160	$520	$2,330	$11,010

(in thousands)
For the three months ended May 31, 2019	Americas	EMEA	Asia Pacific	Total
Revenue	$226,961	$102,499	$35,073	$364,533
Operating income	$51,012	$44,793	$21,435	$117,240
Capital expenditures	$8,664	$439	$2,321	$11,424

(in thousands)
For the nine months ended May 31, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$695,053	$308,355	$107,113	$1,110,521
Operating income	$144,952	$127,520	$68,611	$341,083
Capital expenditures	$47,234	$2,037	$13,638	$62,909

(in thousands)
For the nine months ended May 31, 2019	Americas	EMEA	Asia Pacific	Total
Revenue	$672,479	$299,197	$99,392	$1,071,068
Operating income	$140,549	$127,130	$58,788	$326,467
Capital expenditures	$20,022	$2,136	$10,748	$32,906

The following table reflects the total assets for the Company's segments:

(in thousands)
Segment Assets	May 31, 2020	August 31, 2019
Americas	$1,106,646	$851,014
EMEA	633,398	588,911
Asia Pacific	207,661	120,205
Total assets	$1,947,705	$1,560,130

9. GOODWILL
Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2020 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2019	$386,195	$296,459	$3,075	$685,729
Foreign currency translations	—	2,803	(48)	2,755
Balance at May 31, 2020	$386,195	$299,262	$3,027	$688,484

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the Americas, EMEA and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the reported operating segments as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2019, consistent with the timing of previous years, utilizing a qualitative analysis, and concluded it was more likely than not the fair value of each reporting unit was greater than its respective carrying value and no impairment charge was required.
10. COMMON STOCK AND EARNINGS PER SHARE
On May 5, 2020, FactSet’s Board of Directors approved a 7% increase in the regular quarterly dividend from $0.72 to $0.77 per share. The cash dividend of $29.0 million was paid on June 18, 2020 to common stockholders of record at the close of business on May 29, 2020.
Shares of common stock outstanding were as follows:

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2020	2019
Balance, beginning of year at September 1, 2019 and 2018, respectively	38,118	38,192
Common stock issued for employee stock plans	452	719
Repurchase of common stock from employees(1)	(6)	(28)
Repurchase of common stock under the share repurchase program	(657)	(665)
Balance at May 31, 2020 and May 31, 2019, respectively	37,907	38,218
(1)For the nine months ended May 31, 2020 and May 31, 2019, the Company repurchased 6,305 and 27.852 shares, or $1.6 million and $6.2 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock and exercise of stock options.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2020
Basic EPS
Income available to common stockholders	$101,216	37,885	$2.67
Diluted EPS
Dilutive effect of stock options and restricted stock		596
Income available to common stockholders plus assumed conversions	$101,216	38,481	$2.63
For the three months ended May 31, 2019
Basic EPS
Income available to common stockholders	$92,265	38,223	$2.41
Diluted EPS
Dilutive effect of stock options and restricted stock		770
Income available to common stockholders plus assumed conversions	$92,265	38,993	$2.37
For the nine months ended May 31, 2020
Basic EPS
Income available to common stockholders	$283,859	37,912	$7.49
Diluted EPS
Dilutive effect of stock options and restricted stock		636
Income available to common stockholders plus assumed conversions	$283,859	38,548	$7.36
For the nine months ended May 31, 2019
Basic EPS
Income available to common stockholders	$261,263	38,128	$6.85
Diluted EPS
Dilutive effect of stock options and restricted stock		679
Income available to common stockholders plus assumed conversions	$261,263	38,807	$6.73

Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 38,987 stock options excluded from the calculation of diluted EPS for the nine months ended May 31, 2020, because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2019, the number of stock options excluded from calculation of diluted EPS was 1,810.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the nine months ended May 31, 2020, there were 36,888 performance-based awards excluded from the calculation of diluted EPS. For the nine months ended May 31, 2019, there were 206,417 performance-based awards excluded from the calculation of diluted EPS.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
Repurchases of shares of common stock are made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended May 31, 2020 and May 31, 2019, the Company repurchased 46,636 shares for $12.4 million and 175,000 shares for $47.6 million, respectively. For the nine months ended May 31, 2020 and May 31, 2019, the Company repurchased 657,136 shares for $171.0 million and 664,945 shares for $152.1 million, respectively.

On March 24, 2020, the Board of Directors of FactSet approved a $220.0 million increase to the existing share repurchase program. Subsequent to this expansion, a total of $287.6 million remained authorized for future share repurchases as of May 31, 2020. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. During the first nine months of fiscal 2020, 16,657 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2020 (recorded net of 6,230 shares repurchased from employees at a cost of $1.6 million to cover their cost of taxes upon vesting of the restricted stock). During the comparable period a year ago, 75,530 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2019 (recorded net of 27,852 shares repurchased from employees at a cost of $6.2 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following dividends for the first nine months of fiscal 2020 and 2019 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020
Third Quarter	$0.77	May 29, 2020	$29,188	June 18, 2020

Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018
Second Quarter	$0.64	February 28, 2019	$24,385	March 19, 2019
Third Quarter	$0.72	May 31, 2019	$27,506	June 18, 2019
Future cash dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and are subject to final determination by the Company’s Board of Directors.
12. EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK OPTION AND RETIREMENT PLANS
Stock Compensation Activity
Employee Stock Option Awards
During the nine months ended May 31, 2020, FactSet granted 422,346 stock options with a weighted average exercise price of $256.05 to existing employees of the Company. The majority of the stock options granted during the first nine months of fiscal 2020 related to the annual employee grant on November 1, 2019 under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). On November 1, 2019, FactSet granted 412,098 non-performance-based employee stock options, using the lattice-binomial option-pricing model. These stock option awards vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

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
Non-Employee Director Stock Option Grant
The Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated (the "Director Plan"), provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of May 31, 2020, shares available for future grant under the Director Plan were 247,876. The expiration date of the Director Plan is December 19, 2027.
On January 15, 2020, FactSet granted 16,080 stock options to the Company's non-employee directors. These stock options cliff vest on the third anniversary of the date of grant and expire seven years from the date of grant. The Company used the Black-Scholes option-pricing model with the following assumptions:

January 15, 2020 Grant Details
Risk-free interest rate	1.64%
Expected life (years)	5.4
Expected volatility	22.0%
Dividend yield	1.11%
Estimated Fair Value	$54.74
Exercise price	$271.51
Fair value as a percentage of exercise price	20.2%
Restricted Stock Units
During the first nine months of fiscal 2020, FactSet granted 30,766 non-performance based restricted stock units ("RSUs") and 36,909 performance-based restricted stock units ("PRSUs"). The majority of the RSUs and PRSUs granted were related to the annual employee grant on November 1, 2019. FactSet granted 29,817 RSUs and 36,501 PRSUs with a weighted average grant date fair value of $245.48 under the LTIP. The RSUs and PRSUs granted to employees entitle the holders to shares of common stock as the units vest over time or the performance period, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock units is measured by reducing the grant date price of FactSet's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The RSUs vest 20% annually on the anniversary date of grant and are fully vested after five years and the PRSUs cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and there is a $25,000 contribution limit per employee during an offering period. Dividends paid on shares held in the ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.

During the three months ended May 31, 2020, employees purchased 11,084 shares at a weighted average price of $238.81 compared to 13,350 shares at a weighted average price of $201.54 for the three months ended May 31, 2019. During the nine months ended May 31, 2020, employees purchased 33,735 shares at a weighted average price of $226.79 compared to 39,069 shares at a weighted average price of $199.43 for the nine months ended May 31, 2019. At May 31, 2020, the ESPP had 186,675 shares reserved for future issuance.
Stock-based Compensation
The Company recognized total stock-based compensation expense of $10.3 million and $8.0 million during the three months ended May 31, 2020 and May 31, 2019, respectively. During the nine months ended May 31, 2020 and May 31, 2019, the Company recognized total stock-based compensation expense of $28.4 million and $24.1 million, respectively. As of May 31, 2020, $89.1 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.1 years. Stock-based compensation expense related to the ESPP was $0.6 million for both the three months ended May 31, 2020 and May 31, 2019. Stock-based compensation expense related to the ESPP was $1.6 million for both the nine months ended May 31, 2020 and May 31, 2019.
As of May 31, 2020, FactSet had 5.6 million share-based awards available for grant under the LTIP and 0.2 million share-based awards available for grant under the Director Plan.
13. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands)	2020	2019	2020	2019
Income before income taxes	$119,140	$113,384	$330,990	$313,676
Provision for income taxes	$17,924	$21,119	$47,131	$52,413
Effective tax rate	15.0%	18.6%	14.2%	16.7%
FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2020 due to research and development ("R&D") tax benefits, foreign derived intangible income ("FDII") deduction, and excess tax benefits associated with share-based payments.
For the three months ended May 31, 2020, the provision for income taxes was $17.9 million, compared to $21.1 million from the same period a year ago. The provision decreased due mainly to a lower effective tax rate as of May 31, 2020 compared to the same period a year ago, primarily driven by higher R&D tax credits and a higher FDII deduction, coupled with the effect of applying the lower effective tax rate to the first half of fiscal 2020. The three months ended May 31, 2019 included a $5.8 million income tax expense from finalizing the prior year’s tax returns with no similar event for the three months ended May 31, 2020. The decrease to the provision was partially offset by increased income tax expense from higher operating income for the three months ended May 31, 2020 compared to the prior year period and $3.3 million in higher windfall tax benefits from stock-based compensation recognized during the three months ended May 31, 2019 compared to the three months ended May 31, 2020.

For the nine months ended May 31, 2020, the provision for income taxes was $47.1 million, compared to $52.4 million from the same period a year ago. The provision decreased due mainly to a lower effective tax rate as of May 31, 2020 compared to the same period a year ago, primarily driven by higher R&D tax credits and a higher FDII deduction, coupled with the effect of applying the lower effective tax rate to the first half of fiscal 2020. The nine months ended May 31, 2019 included a$5.8 million tax expense from finalizing the prior year’s tax returns with no similar event for the nine months ended May 31, 2020. The decrease to the provision was partially offset by increased income tax expense from higher operating income for the nine months ended May 31, 2020 compared to the prior year period. The decrease to the provision was also offset by $3.3 million in higher windfall tax benefits from stock-based compensation recognized during the nine months ended May 31, 2019 compared to the nine months ended May 31, 2020 and an income tax benefit from the revision of the one-time transition tax permitted by the TCJA recognized during the nine months ended May 31, 2019.

FactSet finalized the accounting for the tax effects of the TCJA with respect to the one-time transition tax; however the tax effects may be affected by changes in interpretations at the federal and state levels and any additional regulatory guidance that may be issued.
14. DEBT
FactSet’s debt obligations consisted of the following:

(in thousands)	May 31, 2020	August 31, 2019
2019 Revolving Credit Facility (maturity date of March 29, 2024)	$575,000	$575,000
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
As of May 31, 2020, FactSet has borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. FactSet is required to pay a commitment fee using a pricing grid, which was 0.10% as of May 31, 2020. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at May 31, 2020 and August 31, 2019. The principal balance is payable in full on the maturity date.
The fair value of the Company's long-term debt was $575.0 million as of May 31, 2020 and bears interest on the outstanding principal amount at a rate equal to the LIBOR rate plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2020. FactSet believes the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR rate plus a spread, which is representative of market rates for similar instruments.
The variable interest rate on FactSet’s long-term debt can expose the Company to interest rate volatility due to changes in the LIBOR rate. To mitigate this exposure, on March 5, 2020, FactSet entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of its outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, FactSet will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR rate utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 28, 2024.
For the three months ended May 31, 2020 and May 31, 2019, the Company recorded interest expense of $2.9 million and $5.2 million, respectively, on its outstanding debt amounts. For the nine months ended May 31, 2020 and May 31, 2019, the Company recorded interest expense of $10.9 million and $15.1 million, respectively, on its outstanding debt amounts. Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under the Company's credit facilities was 2.47% for the nine months ended May 31, 2020. The weighted average interest rate for the fiscal year ended 2019 was 3.35%. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.

As the terms for the interest rate swap agreement align with the 2019 Revolving Credit Facility, the Company does not expect any hedge ineffectiveness. The Company has designated and accounted for this instrument as cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets.
During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintains a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of May 31, 2020.
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
In determining the amount of lease payments used in measuring ROU assets and lease liabilities, FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component. The Company has also elected to apply the short-term lease exception to not recognize lease liabilities and ROU assets for leases with a term of 12 months or less. FactSet will recognize these lease payments on a straight-line basis over the lease term in Occupancy costs (a component of SG&A expense).
The adoption of the lease standard primarily related to the Company’s real estate operating leases. As a result of the adoption of the standard, the Company recognized lease liabilities (initially measured at the present value of the future minimum lease payments over the remaining lease term at the commencement date) of $266.4 million as of November 30, 2019, included in Current lease liabilities and Lease liabilities on the Consolidated Balance Sheet. The Company also recognized ROU assets (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) of $217.0 million as of November 30, 2019, included in Lease right-of-use assets, net on the Consolidated Balance Sheet. As of May 31, 2020, the ROU assets balance was $254.4 million and the Lease liabilities balance was $305.2 million, classified in the same Consolidated Balance Sheet accounts used upon adoption.
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
As of May 31, 2020, the Company’s leases have remaining terms of less than one year to just over 15 years. The ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised. FactSet’s net operating lease expense for the three and nine months ended May 31, 2020 was $11.9 million and $32.3 million, respectively. Charges related to FactSet's operating leases that are variable, and therefore not included in the measurement of the lease liabilities for the three and nine months ended May 31, 2020 were $4.0 million and $13.5 million, respectively.

The following table reconciles FactSet’s future undiscounted cash flows related to the Company’s operating leases and the reconciliation to the operating lease liability as of May 31, 2020:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2020 (remaining three months)	$9,684
2021	41,951
2022	39,546
2023	36,041
2024	34,238
Thereafter	216,710
Total undiscounted lease payments	378,170
Less: imputed interest	72,926
Present value of total lease payments	$305,244
FactSet previously entered into a real estate lease in the Philippines, which was planned to commence in phases, providing FactSet with access to the underlying leased rental space during fiscal 2020. The rental space that FactSet has not taken possession of as of May 31, 2020 is not included in the table above nor included in the lease ROU assets and liabilities as of May 31, 2020. The overall lease term is approximately 10 years and the undiscounted future rent payments for the lease that has not commenced as of May 31, 2020 is approximately $18 million.
The following table summarizes the Company's lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets as of May 31, 2020:

As of May 31, 2020
Weighted average remaining lease term (in years)	10.3
Weighted average discount rate (IBR)	4.2%

The following table summarizes supplemental cash flow information related to the Company's operating leases:

(in thousands)	Nine Months Ended May 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$29.9
Operating lease ROU assets obtained in exchange for operating lease liabilities	$48.5

16. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers
Purchase commitments represent payments due in future periods to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2019, the Company had total purchase commitments with suppliers of $69.9 million. There were no material changes in the Company’s purchase commitments during the nine months ended May 31, 2020.
Letters of Credit
Approximately $2.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2020. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 14 Debt for more information on these covenants.

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
Legal Matters
FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2020, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.
Sales Tax Matters
In August 2019, FactSet received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to prior tax periods. The Notice follows FactSet's previously disclosed response to a letter from the Commonwealth requesting additional sales information. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. The Company filed an appeal to the Notice and intends to contest any such assessment, if assessed, and continues to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of May 31, 2020. FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; however, if FactSet does not prevail, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.
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

Concentrations of Credit Risk
Cash equivalents
Cash and cash equivalents are maintained primarily with five financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. The Company does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 3% or more of FactSet’s total revenue in any period presented. At May 31, 2020, the Company’s largest individual client accounted for just above 2.5% of total annual subscriptions, and subscriptions from FactSet's ten largest clients did not surpass 15% of total annual subscriptions, consistent with the level at August 31, 2019. As of May 31, 2020, the receivable reserve was $7.4 million compared to $10.5 million as of August 31, 2019.
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
Concentrations of Other Risk
Data Content Providers
FactSet relies on certain data sets where there are a limited number of suppliers. The Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which its clients access to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data costs for the nine months ended May 31, 2020 or May 31, 2019.

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
Executive Overview
FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized our content and multi-asset class solutions across each stage of the investment process. Our goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting, in which we serve the front, middle, and back offices to drive productivity and improved performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization. We are focused on growing our business through three segments: the Americas, EMEA (formerly known as Europe), and Asia Pacific. We primarily deliver insight and information through the workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
We currently serve financial professionals, which include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors, and corporate clients. We provide both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and to execute trades. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace, digital portals and application programming interfaces (APIs). Our revenue is primarily derived from subscriptions to products and services such as workstations, portfolio analytics, enterprise data, and research management.
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

Fiscal 2020 Third Quarter in Review
Revenue in the third quarter of fiscal 2020 was $374.1 million, an increase of 2.6% from the prior year comparable period, fully attributed to organic revenue growth. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, changes in foreign currency rates in all periods presented and the deferred revenue fair value adjustments from purchase accounting. Revenue increased across our geographic segments primarily driven by revenue growth in Analytics and Trading, followed by CTS and Wealth. The revenue growth was driven by increased demand for our risk management, portfolio analytics and reporting solutions, core and premium data feeds, and traditional and web-based wealth workstations. As of May 31, 2020, organic annual subscription value ("organic ASV") plus professional services totaled $1.52 billion, an increase of 5.0% over the prior year comparable period. Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services.
Operating income grew 3.8% and diluted earnings per share ("EPS") increased 11.0% compared to the prior year period. This increase in operating income was primarily driven by revenue growth of 2.6% and a decrease in non-compensatory employee related expenses mainly due to restrictions and impacts related to the COVID-19 pandemic. This operating income increase was partially offset by an increase in computer-related expenses on a year-over-year basis, primarily driven by increased technology investments including cloud-based hosting and licensed software arrangements. Additionally, EPS benefited from a reduction in the income tax provision, interest expense and diluted weighted average shares outstanding, compared to the prior year period.
As of May 31, 2020, our employee count was 10,065, up 7.5% in the past 12 months, due primarily to an increase in net new employees of 9.0% in Asia Pacific, 6.7% in EMEA, and 3.9% in the Americas. Of our total employees, 6,372 were located in Asia Pacific, 2,367 were located in the Americas, and 1,326 were located in EMEA.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. The COVID-19 virus has spread to nearly all regions in the world, creating significant uncertainties and disruption in the global economy.
We are closely monitoring pandemic-related developments, and our highest priority is the health and safety of our employees, clients, vendors and stakeholders. We have taken, and continue to take, numerous steps to address the COVID-19 pandemic. We have implemented a business continuity plan with a dedicated incident management team to respond quickly and effectively to changes in our environment to continue offering our clients uninterrupted products, services and support while also protecting our employees. We will continue to coordinate our COVID-19 response based on guidance from global health organizations, relevant governments and pandemic response best practices.
We have required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely on a temporary basis and have implemented global travel restrictions for our employees. Nearly all our employees are currently working remotely. We believe our transition to remote working has been successful and has not significantly affected our financial results for the three or nine months ended May 31, 2020.
We are planning to re-open many of our offices during fiscal 2021, utilizing a three-phased approach to provide flexibility for employees with a focus on social distancing and safety. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied. There can be no assurances as to when we re-open our offices or that there will be no negative impacts arising from the return to the office environment.
As of May 31, 2020, there has been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities as many implement their own contingency plans. We have increased our support desk resources to manage increased volumes and have extended additional web IDs to our clients in need of immediate remote access to financial data.

Our revenue, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, we have not seen the COVID-19 pandemic having a material impact on our revenue or ASV, although we anticipate that there may be some level of revenue and ASV weakness going forward due to longer sales cycles and lower incremental client billings. The COVID-19 pandemic could curtail our clients’ spending and lead them to delay or defer purchasing decisions or product and service implementations or may cause them to cancel or reduce their spending with us. In determining the possible revenue and ASV impact from the COVID-19 pandemic, we are considering the potential delay in decision making causing longer sales cycles (or conversely delayed cancellations from clients); implementation risk due to restrictions on being able to work onsite at our clients' facilities; and possible reduced seasonal hiring at investment banks, which are some of our largest clients, over the summer months.
We have incurred, and expect to continue to incur, additional expenses in response to the COVID-19 pandemic, including costs to enable our employees to support our clients while working remotely. These additional expenses were not material to our third quarter fiscal 2020 results, and reductions in discretionary spending, particularly travel and entertainment, have more than offset these increased expenses. We believe that implementing additional cost reduction efforts will help us mitigate the impact that any reduced revenues may have on our future operating income. We may consider reducing expenses further through such methods as reduction of discretionary spending, including travel and entertainment; tighter management of headcount spending; and reduction in variable third-party content costs in a manner consistent with client demand.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to address the economic impact of the COVID-19 pandemic. We continue to monitor any effects that may result from the CARES Act and other similar legislation or actions in geographies in which our business operates.
Refer to “Risk Factors” for further discussion of the impact of the COVID-19 pandemic on our business.
Key Metrics
The following is a review of our key metrics:

	As of and for the Three Months Ended		Change
(in thousands, except client and user counts and per share data)	May 31, 2020	May 31, 2019
Revenue	$374.1	$364.5	2.6%
Operating income	$121.6	$117.2	3.8%
Net income	$101.2	$92.3	9.7%
Diluted EPS	$2.63	$2.37	11.0%
Clients	5,743	5,455	5.3%
Users	131,095	122,951	6.6%
The table below provides a reconciliation of ASV to organic ASV:

	As of		Change
(in millions)	May 31, 2020	May 31, 2019
As reported ASV(1)	$1,493.8	$1,423.0
Currency impact to ASV	(0.1)	—
Organic ASV(2)	$1,493.7	$1,423.0	5.0%
(1)ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees, which are not subscription-based. The professional service fees are $24.5 million and $23.1 million as of May 31, 2020 and May 31, 2019, respectively.
(2)Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services.

Organic Annual Subscription Value Growth
Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services. With proper notice provided to us, our clients can add to, delete portions of, or terminate service, subject to certain contractual limitations. As of May 31, 2020, our organic ASV totaled $1.49 billion, up 5.0% over the prior year comparable period. As of May 31, 2020, organic ASV plus professional services was $1.52 billion, an increase of 5.0% compared to the prior year period.
The increase in year-over-year organic ASV was due to growth across all of our geographic segments from increased sales of products and solutions to new and existing clients. The majority of the ASV increase related to the Americas, followed by growth in Asia Pacific and EMEA, as well as the benefit from our annual price increase, partially offset by cancellations. The increase in ASV was driven by growth in all our workflow solutions, primarily from an increase in Analytics and Trading and CTS, followed by Wealth and Research. The ASV increase in Analytics and Trading was mainly due to increased sales for our risk management, portfolio analytics and reporting solutions. The increase in ASV from CTS was primarily driven by increased sales in premium and core data feeds, while the ASV increase in Wealth was mainly due to increased traditional and web-based workstation sales. The ASV increase in Research was mainly due to price increases from the existing client base.
As of May 31, 2020, ASV from the Americas was $931.5 million, an increase of 5.0% from the prior year period. ASV from EMEA was $411.9 million as of May 31, 2020, an increase of 3.7% compared to the prior year period. Asia Pacific ASV was $150.4 million as of May 31, 2020, an increase of 8.9% compared to the prior year period. Combined EMEA and Asia Pacific ASV represented 37.6% of total ASV as of May 31, 2020, consistent with the prior year period.
ASV in the Americas as of May 31, 2020, increased compared to the prior year period, primarily from Analytics and Trading, CTS and Wealth, as well as the benefit from our annual price increase, partially offset by cancellations. As of May 31, 2020, ASV increased in Asia Pacific mainly due to Analytics and Trading, Research, CTS, and the benefit from our annual price increase. The ASV increase in EMEA was primarily driven by Analytics and Trading, CTS and the benefit from our annual price increase, as well as decreased cancellations in the region compared to the prior year period.
Buy-side and sell-side organic ASV growth rates for the third quarter of fiscal 2020 were 4.8% and 5.6%, respectively, compared to the prior year period. Buy-side clients account for 84% of organic ASV, which include traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds. The remainder of our organic ASV is derived from sell-side firms that perform M&A advisory work, capital markets services and equity research.

Client and User Additions
Our total client count was 5,743 as of May 31, 2020, representing a net increase of 288 or 5.3% in the last 12 months. The increase was primarily due to an increase in corporate and wealth management clients. As of May 31, 2020, there were 131,095 professionals using FactSet, representing a net increase of 8,144 or 6.6% in the last 12 months, driven primarily by wealth management, corporate, and banking clients.
ASV retention for the periods ending May 31, 2020 and May 31, 2019 exceeded 95%. Client retention was 89% for the period ended May 31, 2020, compared to retention of 90% in the prior year period. Client retention was lower primarily due to continued cost pressures among institutional asset managers and sell-side clients. As of May 31, 2020, our largest individual client accounted for just above 2.5% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.
Returning Value to Stockholders
On May 5, 2020, FactSet’s Board of Directors approved a 7% increase in the regular quarterly dividend from $0.72 to $0.77 per share. The cash dividend of $29.0 million was paid on June 18, 2020 to common stockholders of record at the close of business on May 29, 2020. We repurchased 46,636 shares of common stock for $12.4 million during the third quarter of fiscal 2020 under our existing share repurchase program. For the nine months ended May 31, 2020, we returned $252.4 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $341.8 million to stockholders in the form of share repurchases and dividends.

On March 24, 2020, our Board of Directors approved a $220.0 million increase to the existing share repurchase program. As a result of this expansion, $287.6 million is available for future share repurchases as of May 31, 2020.

Capital Expenditures
Capital expenditures in the third quarter of fiscal 2020 were $11.0 million, compared to $11.4 million in the prior year period. Capital expenditures of $5.9 million, or 54%, were related to facilities investments, primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in the Philippines. The remainder of our capital expenditures, $5.1 million, was primarily related to investment in technology and development costs related to internal-use software.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2020 and May 31, 2019, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2020	2019	Change	2020	2019	Change
Revenue	$374,083	$364,533	2.6%	$1,110,521	$1,071,068	3.7%
Cost of services	$170,703	$163,832	4.2%	$511,878	$495,716	3.3%
Selling, general and administrative	$81,740	$83,461	(2.1)%	$257,560	$248,885	3.5%
Operating income	$121,640	$117,240	3.8%	$341,083	$326,467	4.5%
Net income	$101,216	$92,265	9.7%	$283,859	$261,263	8.6%
Diluted earnings per common share	$2.63	$2.37	11.0%	$7.36	$6.73	9.4%
Diluted weighted average common shares	38,481	38,993		38,548	38,807
Revenue
Three months ended May 31, 2020 compared to three months ended May 31, 2019
Revenue for the three months ended May 31, 2020 was $374.1 million, an increase of 2.6%, consistent with the organic revenue increase of 2.6% compared to the prior year period. The increase in revenue was due to growth across all our operating segments for the three months ended May 31, 2020 compared to the prior year period, with the majority of the increase in revenue driven by the Americas, as well as the benefit from our annual price increase, partially offset by cancellations.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
Revenue for the nine months ended May 31, 2020 was $1,110.5 million, an increase of 3.7%, comparable with the organic revenue increase of 3.6% over the same period a year ago. The increase in revenue was due to growth across all our operating segments for the nine months ended May 31, 2020 compared to the prior year period, with the increase in revenue primarily related to the Americas and the benefit from our annual price increase, partially offset by cancellations.
Revenue by Operating Segment

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Americas	$230,992	$226,961	1.8%	$695,053	$672,479	3.4%
% of revenue	61.7%	62.3%		62.6%	62.8%
EMEA	$105,420	$102,499	2.8%	$308,355	$299,197	3.1%
% of revenue	28.2%	28.1%		27.8%	27.9%
Asia Pacific	$37,671	$35,073	7.4%	$107,113	$99,392	7.8%
% of revenue	10.1%	9.6%		9.6%	9.3%

Consolidated	$374,083	$364,533	2.6%	$1,110,521	$1,071,068	3.7%
Three months ended May 31, 2020 compared to three months ended May 31, 2019
Revenue from our Americas segment increased 1.8% to $231.0 million during the three months ended May 31, 2020, compared to $227.0 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, followed by CTS and Wealth, along with the benefit from our annual price increase, partially offset by cancellations. Organic revenue in the Americas also increased 1.8% compared to the same period a year ago. Revenue from our Americas operations accounted for 61.7% of our consolidated revenue for the three months ended May 31, 2020 compared to 62.3% in the prior year period.

EMEA revenue increased 2.8% to $105.4 million during the three months ended May 31, 2020, compared to $102.5 million from the same period a year ago. This revenue growth was mainly due to increased sales of products and solutions to clients primarily in Analytics and Trading and CTS, partially offset by cancellations. The EMEA organic revenue growth rate was 3.0% for the three months ended May 31, 2020, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our EMEA revenue growth rate by 20 basis points.

Asia Pacific revenue increased 7.4% to $37.7 million during the three months ended May 31, 2020, compared to $35.1 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, CTS and Research, partially offset by cancellations. Asia Pacific organic revenue increased 7.0% for the three months ended May 31, 2020, compared to the same period a year ago. Foreign currency exchange rate fluctuations increased our Asia Pacific revenue growth rate by 40 basis points.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
Revenue from our Americas segment increased 3.4% to $695.1 million during the nine months ended May 31, 2020, compared to $672.5 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, CTS and Wealth, partially offset by cancellations. Organic revenue in the Americas increased 3.3% compared to the same period a year ago. Revenue from our Americas operations accounted for 62.6% of our consolidated revenue for the nine months ended May 31, 2020, compared to 62.8% in the prior year period.

EMEA revenue increased 3.1% to $308.4 million during the nine months ended May 31, 2020, compared to $299.2 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading and CTS, partially offset by cancellations. The EMEA organic revenue growth rate was 3.0% for the nine months ended May 31, 2020, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our EMEA revenue growth rate by 10 basis points.

Asia Pacific revenue increased 7.8% to $107.1 million during the nine months ended May 31, 2020, compared to $99.4 million from the same period a year ago. This revenue growth was due mainly to increased sales of products and solutions to clients primarily in Analytics and Trading, CTS and Research, partially offset by cancellations. Asia Pacific organic revenue increased 7.6% for the nine months ended May 31, 2020, compared to the same period a year ago. Foreign currency exchange rate fluctuations increased our Asia Pacific revenue growth rate by 20 basis points.

Revenue by Workflow Solution
Three months ended May 31, 2020 compared to three months ended May 31, 2019
The revenue growth of 2.6% across our operating segments for the three months ended May 31, 2020 compared to the same period a year ago was primarily driven by Analytics and Trading, CTS, and Wealth, along with the benefit from our annual price increase. Revenue growth from Analytics and Trading was primarily due to increased demand for our risk management, portfolio analytics and reporting solutions. The growth in CTS was driven mainly by increased sales of core and premium data feeds. Wealth also experienced growth mainly due to higher sales of our traditional and web-based workstation product. Offsetting these positive growth factors were cancellations resulting from continued industry-wide cost pressures and firm consolidations.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
The revenue growth of 3.7% across our operating segments for the nine months ended May 31, 2020 compared to the same period a year ago was primarily driven by Analytics and Trading, CTS, and Wealth, along with the benefit from our annual price increase. Revenue growth from Analytics and Trading was mainly due to increased sales of risk and portfolio analytics products. CTS revenue growth was driven mainly by increased sales of core and premium data feeds. The revenue growth from Wealth was primarily due to higher sales of our traditional and web-based workstation product. Offsetting these positive growth factors were cancellations resulting from continued industry-wide cost pressures and firm consolidations.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Cost of services	$170,703	$163,832	4.2%	$511,878	$495,716	3.3%
Selling, general and administrative	81,740	83,461	(2.1)%	257,560	248,885	3.5%
Total operating expenses	$252,443	$247,293	2.1%	$769,438	$744,601	3.3%

Operating Income	$121,640	$117,240	3.8%	$341,083	$326,467	4.5%
Operating Margin	32.5%	32.2%		30.7%	30.5%
Cost of Services
Three months ended May 31, 2020 compared to three months ended May 31, 2019
For the three months ended May 31, 2020, cost of services increased 4.2% to $170.7 million compared to $163.8 million in the same period a year ago, primarily due to an increase in computer-related expenses. Cost of services, when expressed as a percentage of revenue, was 45.6% during the third quarter of fiscal 2020, an increase of 70 basis points compared to the same period a year ago. This increase was primarily due to an increase in computer-related expenses, partially offset by a reduction in compensation costs, when expressed as a percentage of revenue.

Computer-related expenses, as a percentage of revenue, increased 120 basis points, primarily driven by increased technology investments including cloud-based hosting and licensed software arrangements. Employee compensation expense, when expressed as a percentage of revenue, decreased 50 basis points in the third quarter of fiscal 2020, compared to the same period a year ago. This decrease in employee compensation expense was primarily driven by higher capitalization of compensation costs related to development of our internal-use software projects, as well as a shift in headcount distribution from higher to lower cost locations. This employee compensation expense decrease was partially offset by higher annual base salaries, a net increase in employee headcount, with the majority of the compensation from new employee headcount included in cost of services, and a higher vacation accrual expense.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
For the nine months ended May 31, 2020, cost of services increased 3.3% to $511.9 million compared to $495.7 million in the same period a year ago, primarily due to an increase in computer-related expenses and stock-based compensation. Cost of services, when expressed as a percentage of revenue, was 46.1% for the nine months ended May 31, 2020, a decrease of 20 basis points compared to the same period a year ago. This decrease was primarily driven by a reduction in employee compensation, partially offset by higher computer-related expenses, when expressed as a percentage of revenue.
Employee compensation expense, when expressed as a percentage of revenue, decreased 110 basis points, primarily driven by higher capitalization of compensation costs related to development of our internal-use software projects, as well as a shift in headcount distribution from higher to lower cost locations. This employee compensation expense decrease was partially offset by higher annual base salaries, a net increase in employee headcount of 699 employees, with the majority of the compensation from new employee headcount included in cost of services, and higher vacation accrual expense. Computer-related expenses, when expressed as a percentage of revenue, increased 120 basis points, primarily driven by increased technology investments including cloud-based hosting and licensed software arrangements.
Selling, General and Administrative
Three months ended May 31, 2020 compared to three months ended May 31, 2019
For the three months ended May 31, 2020, SG&A expenses decreased 2.1% to $81.7 million, compared to $83.5 million for the same period a year ago, primarily due to a decrease in non-compensatory employee related expenses, partially offset by an increase in compensation expense. SG&A expenses, expressed as a percentage of revenue, were 21.9% during the third quarter of fiscal 2020, a decrease of 100 basis points over the prior year period. When expressed as a percentage of revenue, this decrease was primarily driven by a decrease in non-compensatory employee related expenses and bad debt expense, partially offset by an increase in employee compensation expense including stock-based compensation.

Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, when expressed as a percentage of revenue, decreased 170 basis points mainly due to restrictions and impacts related to the COVID-19 pandemic. Bad debt decreased 40 basis points, compared to the prior year period, when expressed as a percentage of revenue. Employee compensation expense, including stock-based compensation, increased 80 basis points, when expressed as a percentage of revenue, due to higher annual base salaries, a net increase in employee headcount, higher vacation accrual expense, and incremental employee-based stock grants.
Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
For the nine months ended May 31, 2020, SG&A expenses increased 3.5% to $257.6 million, compared to $248.9 million for the same period a year ago, primarily due to an increase in employee compensation, professional fees, the effects of foreign currency fluctuations, and occupancy costs, partially offset by a decrease in non-compensatory employee related expenses and bad debt expense. SG&A expenses, expressed as a percentage of revenue, were 23.2% for the nine months ended May 31, 2020, consistent with the prior year period. An increase in professional fees and employee compensation expense, partially offset by a decrease in non-compensatory employee related expenses and bad debt expense, attributed to the consistent year over year SG&A costs, when expressed as a percentage of revenue.
Professional fees, when expressed as a percentage of revenue, increased 40 basis points in support of our technology plan and business transformation activities. Employee compensation expense, when expressed as a percentage of revenue, increased 30 basis points, primarily driven by higher annual base salaries, a net increase in employee headcount and higher vacation accrual expense. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, when expressed as a percentage of revenue, decreased 90 basis points mainly due to restrictions and impacts related to the COVID-19 pandemic. Bad debt decreased 50 basis points compared to the prior year period when expressed as a percentage of revenue.
Operating Income and Operating Margin
Three months ended May 31, 2020 compared to three months ended May 31, 2019
Operating income increased 3.8% to $121.6 million for the three months ended May 31, 2020 compared to $117.2 million in the prior year period. Operating income increased due to higher revenue and a reduction in non-compensatory employee related expenses, partially offset by an increase in computer-related expenses and employee compensation expense compared to the prior year period. The impact of foreign currency increased operating income by $1.5 million year over year. Operating margin increased to 32.5% during the third quarter of fiscal 2020 compared to 32.2% in the prior year period. The increase in operating margin on a year-over-year basis was primarily due to a decrease in non-compensatory employee related expenses and bad debt expense, partially offset by an increase in computer-related expenses and employee compensation expense including stock-based compensation, when expressed as a percentage of revenue.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
Operating income increased 4.5% to $341.1 million for the nine months ended May 31, 2020 compared to $326.5 million in the prior year period. Operating income increased due to increased revenue and a reduction in non-compensatory employee related expenses and bad debt expense, partially offset by an increase in computer-related expenses, employee compensation expense including stock-based compensation, and professional fees. The impact of foreign currency increased operating income by $2.7 million year over year. Operating margin increased to 30.7% for the nine months ended May 31, 2020 compared to 30.5% in the prior year period. The increase in operating margin on a year-over-year basis was primarily due to revenue growth and a reduction in non-compensatory employee related costs, employee compensation expense and bad debt expense, partially offset by an increase in computer-related expenses and professional fees, when expressed as a percentage of revenue.
Operating Income by Segment

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2020	2019	Change	2020	2019	Change
Americas	$54,019	$51,012	5.9%	$144,952	$140,549	3.1%
EMEA	43,638	44,793	(2.6)%	127,520	127,130	0.3%
Asia Pacific	23,983	21,435	11.9%	68,611	58,788	16.7%
Total Operating Income	$121,640	$117,240	3.8%	$341,083	$326,467	4.5%

Our operating segments are aligned with how we manage the business, the geographic markets we serve, and how our chief operating decision maker ("CODM") assesses performance. Our internal financial reporting structure is based on three reportable segments, the Americas, EMEA and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records its respective compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenue.
Three months ended May 31, 2020 compared to three months ended May 31, 2019
Americas operating income increased 5.9% to $54.0 million during the three months ended May 31, 2020 compared to $51.0 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 1.8%, inclusive of our annual price increase, a decrease in non-compensatory employee related expenses, and a decrease in employee compensation expense, partially offset by an increase in computer-related expenses. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense decreased mainly due to higher capitalization of compensation costs related to development of our internal-use software projects. This decrease in employee compensation expense was partially offset by annual base salary increases year-over-year, a net increase in employee headcount, higher vacation accrual expense and incremental employee-based stock grants. Computer-related expenses increased primarily due to increased technology investments including costs from cloud-based hosting and licensed software arrangements.
EMEA operating income decreased 2.6% to $43.6 million during the three months ended May 31, 2020 compared to $44.8 million in the same period a year ago. The decrease in EMEA operating income was primarily due to an increase in employee compensation expense partially offset by revenue growth of 2.8%, inclusive of our annual price increase. The impact of foreign currency increased operating income by $1.5 million year over year. Employee compensation expense increased due to higher vacation accrual expense, a net increase in employee headcount and annual base salary increases year-over-year.
Asia Pacific operating income increased 11.9% to $24.0 million during the three months ended May 31, 2020, compared to $21.4 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 7.4%, inclusive of our annual price increase, and a decrease in non-compensatory employee related expenses, partially offset by an increase in employee compensation expense. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense increased mainly due to a net increase in employee headcount and annual base salary increases year-over-year.
Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
Americas operating income increased 3.1% to $145.0 million during the nine months ended May 31, 2020 compared to $140.5 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 3.4%, inclusive of our annual price increase, and decreases in bad debt expense, non-compensatory employee related costs, and employee compensation expense, partially offset by an increase in computer-related expenses and professional fees. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense decreased mainly due to higher capitalization of compensation costs related to development of our internal-use software projects. This decrease in employee compensation expense was partially offset by higher annual base salaries, a net increase in employee headcount of 3.9% over the past 12 months, higher vacation accrual expense and incremental employee-based stock grants. Computer-related expenses increased primarily due to increased technology investments including costs from cloud-based hosting and licensed software arrangements. Professional fees increased to support our technology investment plan and business transformation activities.

EMEA operating income increased 0.3% to $127.5 million during the nine months ended May 31, 2020 compared to $127.1 million in the same period a year ago. The increase in EMEA operating income was primarily due to revenue growth of 3.1%, inclusive of our annual price increase, partially offset by an increase in employee compensation expense. The impact of foreign currency increased operating income by $4.8 million year over year. Employee compensation increased primarily due to higher vacation accrual expense, a net increase in employee headcount of 6.7% over the past 12 months and annual base salary increases year-over-year.

Asia Pacific operating income increased 16.7% to $68.6 million during the nine months ended May 31, 2020, compared to $58.8 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to revenue growth of 7.8%, inclusive of our annual price increase, partially offset by an increase in employee compensation expense and occupancy costs. The impact of foreign currency decreased operating income by $2.3 million year over year. Employee compensation expense increased as a result of a 9.0% increase in our Asia Pacific workforce in the last 12 months and annual base salary increases year-over-year. Occupancy costs increased mainly due to facility costs in the Philippines.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except for per share data)	2020	2019	Change	2020	2019	Change
Provision for income taxes	$17,924	$21,119	(15.1)%	$47,131	$52,413	(10.1)%
Net income	$101,216	$92,265	9.7%	$283,859	$261,263	8.6%
Diluted earnings per common share	$2.63	$2.37	11.0%	$7.36	$6.73	9.4%
Income Taxes
Three months ended May 31, 2020 compared to three months ended May 31, 2019
For the three months ended May 31, 2020, the provision for income taxes was $17.9 million, compared to $21.1 million from the same period a year ago. The provision decreased due mainly to a lower effective tax rate as of May 31, 2020 compared to the same period a year ago, primarily driven by higher research and development ("R&D") tax credits and a higher foreign-derived intangible income ("FDII") deduction, coupled with the effect of applying the lower effective tax rate to the first half of fiscal 2020. The three months ended May 31, 2019 included a $5.8 million income tax expense from finalizing the prior year’s tax returns with no similar event for the three months ended May 31, 2020. The decrease to the provision was partially offset by increased income tax expense from higher operating income for the three months ended May 31, 2020 compared to the prior year period and $3.3 million in higher windfall tax benefits from stock-based compensation recognized during the three months ended May 31, 2019 compared to the three months ended May 31, 2020.

Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
For the nine months ended May 31, 2020, the provision for income taxes was $47.1 million, compared to $52.4 million from the same period a year ago. The provision decreased due mainly to a lower effective tax rate as of May 31, 2020 compared to the same period a year ago, primarily driven by higher R&D tax credits and a higher FDII deduction, coupled with the effect of applying the lower effective tax rate to the first half of fiscal 2020. The nine months ended May 31, 2019 included a $5.8 million tax expense from finalizing the prior year’s tax returns with no similar event for the nine months ended May 31, 2020. The decrease to the provision was partially offset by increased income tax expense from higher operating income for the nine months ended May 31, 2020 compared to the prior year period. The decrease to the provision was also offset by $3.3 million in higher windfall tax benefits from stock-based compensation recognized during the nine months ended May 31, 2019 compared to the nine months ended May 31, 2020 and an income tax benefit from the revision of the one-time transition tax permitted by the U.S. Tax Cuts and Jobs Act recognized during the nine months ended May 31, 2019.
Net Income and Diluted Earnings per Share
Three months ended May 31, 2020 compared to three months ended May 31, 2019
Net income increased 9.7% to $101.2 million and diluted earnings per share ("EPS") increased 11.0% to $2.63 for the three months ended May 31, 2020, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth outpacing the growth of operating expenses, a decrease in the income tax provision and reduced interest expense on a year-over-year basis. Interest expense decreased compared to the prior year period primarily due to a reduction in the LIBOR rate. Diluted EPS also benefited from a 0.5 million share reduction in our diluted weighted average shares outstanding, compared to the same period a year ago, mainly due to share repurchases, partially offset by the impact from stock option exercises.
Nine months ended May 31, 2020 compared to nine months ended May 31, 2019
Net income increased 8.6% to 283.9 million and diluted EPS increased 9.4% to $7.36 for the nine months ended May 31, 2020, compared to the same period a year ago. Net income and diluted EPS increased primarily due to revenue growth outpacing the growth of operating expenses, a decrease in the income tax provision and reduced interest expense on a year-over-year basis. Interest expense decreased compared to the prior year period, primarily due to a reduction in the LIBOR rate. Diluted EPS also benefited from a 0.3 million share reduction in our diluted weighted average shares outstanding, compared to the same period a year ago, mainly due to share repurchases, partially offset by the impact from stock option exercises.

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
The table below provides an unaudited reconciliation of revenue to organic revenue.

	Three Months Ended May 31,
(In thousands)	2020	2019	Change
Revenue	$374,083	$364,533	2.6%
Deferred revenue fair value adjustment(1)	1,169	1,274
Currency impact	84	—
Organic revenue	$375,336	$365,807	2.6%
(1)Deferred revenue fair value adjustment from purchase accounting.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended May 31,
(In thousands, except per share data)	2020(1)	2019(2)	Change
Operating income	$121,640	$117,240	3.8%
Intangible asset amortization	5,107	5,928
Deferred revenue fair value adjustment	1,169	1,274
Other items	5,464	(1,647)
Adjusted operating income	$133,380	$122,795	8.6%
Adjusted operating margin	35.5%	34.0%

Net income	$101,216	$92,265	9.7%
Intangible asset amortization(3)	4,204	4,797
Deferred revenue fair value adjustment(4)	963	1,031
Other items(5)	4,436	(1,333)
Income tax items	(734)	5,296
Adjusted net income	$110,085	$102,056	7.9%

Diluted earnings per common share	$2.63	$2.37	11.0%
Intangible asset amortization	0.11	0.12
Deferred revenue fair value adjustment	0.03	0.02
Other items	0.12	(0.03)
Income tax items	(0.03)	0.14
Adjusted diluted earnings per common share	$2.86	$2.62	9.2%
Weighted average common shares (Diluted)	38,481	38,993
(1)Operating income, net income and diluted EPS in the third quarter of fiscal 2020 were adjusted to exclude (i) intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to professional fees associated with the ongoing content and technology investment plan and facilities costs.
(2)Operating income, net income and diluted EPS in the third quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including non-core transaction related revenue, offset by severance, stock-based compensation acceleration, transformation activities and occupancy costs.
(3)The intangible asset amortization was recorded net of a tax provision of $0.9 million in the third quarter of fiscal 2020, compared to $1.1 million for the third quarter of fiscal 2019.
(4)The deferred revenue fair value adjustment was recorded net of a tax provision of $0.2 million for the third quarters of both fiscal 2020 and 2019.
(5)The other items were recorded net of a tax provision of $1.0 million for the third quarter of fiscal 2020, compared to a $0.3 million tax benefit for the third quarter of 2019.

Liquidity
The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended May 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$346,413	$305,324
Capital expenditures(1)	(62,909)	(32,906)
Free cash flow	$283,504	$272,418

Net cash used in investing activities(1)	$(61,446)	$(29,543)
Net cash used in financing activities	$(188,712)	$(156,038)
Cash and cash equivalents at end of period	457,707	323,960
(1)Capital expenditures are included in net cash used in investing activities during each fiscal period reported.
Cash and cash equivalents aggregated to $457.7 million as of May 31, 2020, compared to $359.8 million as of August 31, 2019. Our cash and cash equivalents increased $97.9 million during the first nine months of fiscal 2020, primarily due to cash inflows of $346.4 million of net cash provided by operating activities and $65.3 million in proceeds from the exercise of employee stock options, partially offset by cash outflows of $171.0 million in share repurchases, $81.4 million in dividend payments, and $62.9 million of capital expenditures.
Net cash used in investing activities was $61.4 million in the first nine months of fiscal 2020, representing a $31.9 million increase from the same period a year ago. This increase was due primarily to $30.0 million of higher capital expenditures.
Net cash used by financing activities was $188.7 million in the first nine months of fiscal 2020, representing a $32.7 million increase in cash used by financing activities from the same period a year ago. The increase was primarily due to a $12.7 million increase in share purchases and a $5.7 million increase in dividend payments, partially offset by a $13.6 million decrease in proceeds from employee stock plans.
As of May 31, 2020, our total Cash and cash equivalents worldwide was $457.7 million. The total available cash and cash equivalents within the Americas was $235.8 million, within EMEA was $171.1 million (predominantly within the UK, France, and Germany) and the remaining $50.8 million was held in Asia Pacific.
As of May 31, 2020, we have borrowed $575.0 million of the available $750.0 million provided under our 2019 revolving credit facility which we entered into on March 29, 2019, resulting in $175.0 million available for additional borrowings. The 2019 Credit Agreement between FactSet, as the borrower, and PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement") also allows us, subject to certain requirements, to arrange for additional borrowings with an aggregate amount up to $500.0 million. Refer to Capital Resources - Capital Needs - Long Term Debt for additional information on the 2019 Credit Agreement.
We believe our liquidity (including cash on hand, cash from operating activities, other cash flows that we expect to generate and availability under our existing credit facilities) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash and cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and, thereafter, for the foreseeable future.

We have not observed any significant client loss, deterioration in the collectability of receivables, reduction in liquidity, or decline in subscription renewal rates as a result of the COVID-19 pandemic. While the COVID-19 pandemic did not have a material impact on our financial results or cash flows for the three and nine months ended May 31, 2020, our future business and cash flows may be adversely affected. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response and assessing potential impacts to our financial position, including our balance sheet and liquidity position. However, the COVID-19 pandemic has caused disruption in the capital markets, and could adversely affect our ability to access these markets on acceptable terms or at all and/or increase our cost of borrowing should we desire to access additional capital.

Free cash flow generated in the nine months ended May 31, 2020 was $283.5 million, an increase of 4.1% compared to a year ago. Free cash flow was generated from $346.4 million of net cash provided by operating activities, less $62.9 million in capital expenditures. Free cash flow increased $11.1 million year-over-year due to a $41.1 million increase in operating cash flows primarily due to higher net income, partially offset by the timing of income tax payments. This increase was partially offset by higher capital expenditures for the build-out of new and existing office space for some of our locations and increased investments in technology compared to the prior year period.
Capital Resources
Capital Expenditures
Capital expenditures in the third quarter of fiscal 2020 were $11.0 million, compared to $11.4 million in the prior year period. Capital expenditures of $5.9 million, or 54%, were related to facilities investments, primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in the Philippines. The remainder of our capital expenditures, $5.1 million, was primarily related to investment in technology and development costs related to internal-use software.
Capital expenditures during the first nine months of fiscal 2020 were $62.9 million, compared to $32.9 million in the same period a year ago. Capital expenditures of $40.7 million, or 65%, were related to facilities investments, primarily for the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India and the Philippines. The remainder of our capital expenditures, $22.2 million, was primarily related to investment in technology and development costs related to internal-use software.
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
As of May 31, 2020, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of May 31, 2020. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at May 31, 2020 and August 31, 2019. The principal balance is payable in full on the maturity date.
The fair value of our long-term debt was $575.0 million as of May 31, 2020, which we believe approximates the carrying amount as the terms and interest rate approximate market rates given its floating interest rate basis. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the LIBOR rate plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2020. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in the LIBOR rate. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR rate utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 28, 2024.
For the three months ended May 31, 2020 and May 31, 2019, we recorded interest expense of $2.9 million and $5.2 million, respectively, on our outstanding debt amounts. For the nine months ended May 31, 2020 and May 31, 2019, we recorded interest expense of $10.9 million and $15.1 million, respectively, on our outstanding debt amounts. Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our credit facilities was 2.47% for the nine months ended May 31, 2020. The weighted average interest rate for the fiscal year ended 2019 was 3.35%. Interest on the loan outstanding is payable quarterly, in arrears, and on the maturity date.

As the terms for the interest rate swap agreement align with the 2019 Revolving Credit Facility, we do not expect any hedge ineffectiveness. We have designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of May 31, 2020.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.9 million of standby letters of credit have been issued in connection with our leased office spaces as of May 31, 2020. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 14, Debt, of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information on these covenants.
Foreign Currency
Foreign Currency Exposure
Certain wholly-owned subsidiaries within the EMEA and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average exchange rates for revenue and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
Our foreign currency exchange exposure is related to our operating expenses in countries outside the Americas, where approximately 76% of our employees were located as of May 31, 2020. During the third quarter of fiscal 2020, foreign currency movements increased operating income by $1.5 million, compared to a $3.0 million increase to operating income a year ago. During the first nine months of fiscal 2020, foreign currency movements increased operating income by $2.7 million, compared to an increase in operating income of $8.6 million in the same period a year ago.
As of May 31, 2020, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 50% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.
As of May 31, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱466.8 billion and Rs830.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €11.4 million and £9.5 million, respectively.
A loss on derivatives of $1.0 million was recorded into operating income for the three months ended May 31, 2020, compared to a loss on derivatives of $0.6 million in the same period a year ago. For the nine months ended May 31, 2020, a loss on derivatives of $2.1 million was recorded into operating income, compared to a loss on derivatives of $1.4 million in the prior year period.
Off-Balance Sheet Arrangements
At May 31, 2020 and August 31, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Share Repurchase Program
Repurchases of shares of our common stock are made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the third quarter of fiscal 2020, we repurchased 46,636 shares for $12.4 million under our existing share repurchase program compared to 175,000 shares for $47.6 million in the same period a year ago. During the first nine months of fiscal 2020, we repurchased 657,136 shares for $171.0 million compared to 664,945 shares for $152.1 million in the prior year comparable period. For the nine months ended May 31, 2020, we have returned $252.4 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we have returned $341.8 million to stockholders in the form of share repurchases and dividends.
On March 24, 2020, our Board of Directors approved a $220.0 million increase to the existing share repurchase program. As a result of this expansion, $287.6 million is available for future share repurchases as of May 31, 2020.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations, will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2019, we had total purchase commitments of $69.9 million. There were no material changes in our purchase commitments during the nine months ended May 31, 2020.
As disclosed earlier in the Capital Resources section of this MD&A, we entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of May 31, 2020. Refer to the Capital Resources section of the MD&A for a discussion of our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the first nine months of fiscal 2020.
Dividends
On May 5, 2020, our Board of Directors approved a regular quarterly dividend of $0.77 per share. The $0.05 per share or 7% increase in the amount of our quarterly dividend marked the 15th consecutive year we have increased dividends, highlighting our continued commitment to returning value to shareholders. The cash dividend of $29.0 million was paid on June 18, 2020, to common stockholders of record at the close of business on May 29, 2020. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Significant Accounting Policies and Critical Accounting Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. The accounting policies used in preparing our consolidated financial statements for the first nine months of fiscal 2020 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, with the exception of the accounting guidance adopted in the first quarter of fiscal 2020 related to accounting for leases. Refer to Note 15, Leases, of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the adoption of the new lease standard.
We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. There were no significant changes in our accounting policies or critical accounting estimates during the first nine months of fiscal 2020.
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

Shift from Active to Passive Investment Management
Approximately 84% of our organic ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that provide M&A advisory work, capital markets services and equity research, account for approximately 16% of our organic ASV. A significant portion of this revenue relates to services deployed by large, bulge-bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar issues. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenue may decline if banks, including those involved in merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the challenges faced in the current economic environment.
Brexit
On January 31, 2020, the UK formally left the European Union when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began and will run until December 31, 2020. During this transition period, many existing arrangements will remain in place. The UK will still follow all the EU's rules and regulations, will remain in the single market and the customs union, and will continue to permit the free movement of people. On March 2, 2020 formal UK-EU negotiations on the future relationship commenced. On March 18, 2020, the European Commission published a draft legal agreement for the future EU-UK partnership, covering all areas of the negotiations, including trade and economic cooperation, law enforcement and participation in European Union programs. The UK and the EU are currently in the process of negotiating a UK-EU free trade deal and the terms of their future relationship. Although March negotiations were affected by the COVID-19 pandemic, the EU and the UK resumed the Brexit discussions on April 15, 2020. The deadline for these negotiations is the expiry of the transition period and the UK has consistently made it clear that it will not ask to extend the transition period. At this time, we cannot predict the impact that the future UK-EU arrangements will have on our business, as it will depend on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although the results of these negotiations are currently unknown, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we continue to partner with our clients to help them navigate the fluctuating international markets.
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

Forward-Looking Factors
Forward-Looking Statements
In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based on management’s current expectations, estimates, forecasts and projections about industries in which we operate and the beliefs and assumptions of management. All statements that address expectations, guidance, outlook or projections about the future, including statements about our strategy for growth, product development, revenue, future financial results, anticipated growth, market position, subscriptions, expected expenditures, trends in our business and financial results, are forward-looking statements. Forward-looking statements may be identified by words like "expects," "believes", "anticipates," "plans," "intends," "estimates", "projects," "should," "indicates," "continues," "may" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors, including those discussed more fully elsewhere in this Quarterly Report on Form 10-Q or in any of our other filings with the Securities and Exchange Commission, could cause results to differ materially from those stated. These factors include, but are not limited to: the ability to integrate newly acquired companies, clients and businesses; strains on resources as a result of growth, the volatility and stability of global securities markets, including declines in equity or fixed income returns impacting the buying power of investment management clients; the ability to hire and retain qualified personnel; the maintenance of our leading technological position and reputation; failure to maintain or improve our competitive position in the marketplace; fraudulent, misappropriation or unauthorized data access, including cyber-security and privacy breaches; failures or disruptions of telecommunications, data centers, network systems, facilities, or the Internet; uncertainty, consolidation and business failures in the global investment banking industry; the continued shift from active to passive investing, the negotiation of contract terms with vendors, data suppliers and landlords; the retention of clients and the attraction of new ones; the absence of U.S. or foreign governmental regulation restricting international business; the unfavorable resolution of tax assessments and legal proceedings; the impact of the COVID-19 pandemic on our operating results and our employees' health and safety; and legislative and regulatory changes in the environments in which we and our clients operate. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
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
Business Outlook
We provided an annual outlook for certain key metrics for fiscal 2020 on September 26, 2019 and most recently updated it on June 25, 2020. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and particularly the ongoing uncertainty surrounding the duration, magnitude, and impact of the novel coronavirus pandemic, actual results may differ materially from these expectations. We currently do not intend to update our forward-looking statements.
Fiscal 2020 Expectations:
– Organic ASV plus professional services is now expected to increase in the range of $60 million and $75 million over fiscal 2019. The change in the range reflects the current anticipated business impacts resulting from the coronavirus pandemic.
– GAAP revenue is now expected to be in the range of $1.485 billion and $1.490 billion.
– GAAP operating margin is now expected to be in the range of 30.0% and 30.5%.
– Adjusted operating margin is now expected to be in the range of 33.0% and 33.5%.
– Annual effective tax rate is now expected to be in the range of 15.5% and 16.5%.

– GAAP diluted EPS is now expected to be in the range of $9.60 and $9.80. Adjusted diluted EPS is now expected to be in the range of $10.40 and $10.60.
Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.
Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. We translate foreign currencies into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.
As of May 31, 2020, FactSet maintained foreign currency forward contracts to hedge a portion of the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate our currency exposure ranging from 50% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2020 through the first quarter of fiscal 2021.
As of May 31, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱466.8 billion and Rs830.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €11.4 million and £9.5 million, respectively.
A loss on derivatives of $1.0 million was recorded into operating income for the three months ended May 31, 2020, compared to a loss on derivatives of $0.6 million in the same period a year ago. For the nine months ended May 31, 2020, a loss on derivatives of $2.1 million was recorded into operating income, compared to a loss on derivatives of $1.4 million in the prior year period. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2020. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $4.7 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of May 31, 2020, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2020, with operating results held constant in local currencies, would result in a decrease in operating income by $28.7 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2020 would have increased the fair value of total assets by $116.2 million and equity by $25.2 million.
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

Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at May 31, 2020 was $480.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our Consolidated Balance Sheets as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our Cash and cash equivalents and Investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents and investments have been significantly impacted by current market events.
Debt
As of May 31, 2020, the fair value of our long-term debt was $575.0 million and bears interest on the outstanding principal amount at a rate equal to the LIBOR rate plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2020. We believe the carrying value of the debt approximates fair value as the interest rate is a floating rate equal to the LIBOR rate plus a spread, which is representative of market rates for similar instruments. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events.
The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in the LIBOR rate. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR rate utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 28, 2024.
During the three months ended May 31, 2020 and May 31, 2019, we recorded interest expense of $2.9 million and $5.2 million, respectively, on our outstanding debt amounts. During the nine months ended May 31, 2020 and May 31, 2019, we recorded interest expense of $10.9 million and $15.1 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.7 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement.
Technology Risk
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our computer-based networks and systems. Our computer operations, as well as our other business centers, and those of our suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, civil unrest, public health crises, Internet failures, computer viruses and security breaches, and other events beyond our reasonable control. We maintain back-up facilities and certain other redundancies for each of our major data centers to minimize the risk that any such event will disrupt those operations. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective.

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
Changes in Internal Control over Financial Reporting
During the first and third quarters of fiscal 2020, the Company implemented a new general ledger and financial reporting system and a new purchase to payables system, respectively, as part of a multi-year global project to design, configure and install an integrated suite of enterprise software. The implementations have involved changes to certain processes and related internal controls over financial reporting. The Company has reviewed the system and the controls affected and made appropriate changes as necessary.
There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 16, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS
There were no material changes during the first nine months of fiscal 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 pandemic and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance.

Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis such as COVID-19, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business, including our ability to gather content. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. If the COVID-19 pandemic has a substantial impact on our employees' or vendors' attendance or productivity, our operations, including our ability to gather content, may suffer, and in turn our results of operations and overall financial performance may be impacted. Furthermore, if our employees incur substantial medical expenses due to COVID-19, our expenses may increase due to our self-funded employee medical insurance model. Our management is focused on mitigating the effects of COVID-19 on our business, which has required and will continue to require a substantial investment of their time and may delay their other efforts. The impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also increase the severity or likelihood of other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, any of which could have a material effect on us.
We are closely monitoring the impact of the COVID-19 pandemic and continually assessing its potential effects on our business. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent to which our business, financial condition, results of operations, or cash flows are affected by COVID-19 will largely depend on future developments which cannot be accurately predicted and are uncertain, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. The impact of the COVID-19 pandemic will depend upon various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended May 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
March 2020	7,922	$261.28	7,922	$299,256
April 2020	29,126	$265.82	29,121	$290,329
May 2020	9,641	$270.85	9,593	$287,616
Total	46,689		46,636
(1)Includes 46,636 shares purchased under the existing stock repurchase program, as well as 53 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock and exercise of stock options.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)EXHIBITS
The information required by this Item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Separation Agreement and General Release of Claims with Franck A.R. Gossieaux	8-K	001-11869	10.1	6/9/2020
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
(1) Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 9, 2020	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)