Form 10-Q
period 2020-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2021-01-06
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2020 was 37,978,624.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2020
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and anticipated trends in our business. These statements are only predictions based on our current expectations, estimates, forecasts and projections about future events. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. There are many important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, that should be specifically considered.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they are made, and actual results could differ materially from those anticipated in forward-looking statements. We have no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, revised expectations, future events or risks, except to the extent required by applicable securities laws.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2020	2019
Revenue	$388,206	$366,658
Operating expenses
Cost of services	188,088	164,957
Selling, general and administrative	79,087	88,515
Total operating expenses	267,175	253,472

Operating income	121,031	113,186

Other expenses
Interest expense, net	(1,029)	(3,131)
Other income (expense), net	230	(1,314)
Income before income taxes	120,232	108,741

Provision for income taxes	19,026	14,784
Net income	$101,206	$93,957

Basic earnings per common share	$2.66	$2.47
Diluted earnings per common share	$2.62	$2.43

Basic weighted average common shares	38,007	37,978
Diluted weighted average common shares	38,697	38,587
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2020	2019
Net income	$101,206	$93,957

Other comprehensive income, net of tax:
Net unrealized (loss) gain on cash flow hedges*	(116)	2,051
Foreign currency translation adjustments	333	7,787
Other comprehensive gain	217	9,838
Comprehensive income	$101,423	$103,795
*For the three months ended November 30, 2020, the net unrealized loss on cash flow hedges were net of a tax benefit of $39 thousand. For the three months ended November 30, 2019, the net unrealized gain on cash flow hedges were net of a tax expense of $714 thousand.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2020	August 31, 2020
ASSETS
Cash and cash equivalents	$560,137	$585,605
Investments	18,166	19,572
Accounts receivable, net of reserves of $7,252 at November 30, 2020 and $7,987 at August 31, 2020	156,218	155,011
Prepaid taxes	25,908	38,067
Prepaid expenses and other current assets	43,660	43,675
Total current assets	804,089	841,930
Property, equipment and leasehold improvements, net	135,121	133,102
Goodwill	738,575	709,703
Intangible assets, net	134,896	121,095
Lease right-of-use assets, net	257,591	248,929
Other assets	29,154	28,629
TOTAL ASSETS	$2,099,426	$2,083,388
LIABILITIES
Accounts payable and accrued expenses	$84,738	$82,094
Current lease liabilities	30,954	29,056
Accrued compensation	36,486	81,873
Deferred fees	46,439	53,987
Dividends payable	29,266	29,283
Total current liabilities	227,883	276,293
Long-term debt	575,511	574,354
Deferred taxes	18,444	19,713
Deferred fees	9,147	9,319
Taxes payable	28,795	27,739
Long-term lease liabilities	279,723	272,269
Other non-current liabilities	7,350	7,326
TOTAL LIABILITIES	$1,146,853	$1,187,013
Commitments and Contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,884,113 and 40,767,708 shares issued, 38,008,129 and 38,030,252 shares outstanding at November 30, 2020 and August 31, 2020, respectively	409	408
Additional paid-in capital	968,375	939,067
Treasury stock, at cost: 2,875,984 and 2,737,456 shares at November 30, 2020 and August 31, 2020, respectively	(682,224)	(636,956)
Retained earnings	705,089	633,149
Accumulated other comprehensive loss	(39,076)	(39,293)
TOTAL STOCKHOLDERS’ EQUITY	$952,573	$896,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,426	$2,083,388
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,206	$93,957
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,290	14,390
Amortization of lease right-of-use assets	10,697	10,700
Stock-based compensation expense	11,317	9,814
Deferred income taxes	437	(6,624)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(342)	875
Accounts payable and accrued expenses	2,240	13,165
Accrued compensation	(45,858)	(45,780)
Deferred fees	(9,724)	(6,483)
Taxes payable, net of prepaid taxes	13,302	16,616
Lease liabilities, net	(10,007)	(3,761)
Other, net	718	(1,078)
Net cash provided by operating activities	89,276	95,791

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash and cash equivalents acquired	(41,916)	—
Purchases of property, equipment, leasehold improvements and internal-use software	(18,333)	(26,780)
Purchases of investments	(250)	(2,620)
Proceeds from maturity or sale of investments	2,177	2,257
Net cash used in investing activities	(58,322)	(27,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(43,144)	(84,423)
Dividend payments	(29,103)	(27,259)
Proceeds from employee stock plans	17,993	16,727
Other financing activities	(2,123)	—
Net cash used by financing activities	(56,377)	(94,955)

Effect of exchange rate changes on cash and cash equivalents	(45)	2,725
Net decrease in cash and cash equivalents	(25,468)	(23,582)
Cash and cash equivalents at beginning of period	585,605	359,799
Cash and cash equivalents at end of period	$560,137	$336,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended November 30, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						101,206		101,206
Other comprehensive loss							217	217
Common stock issued for employee stock plans	98,459	1	17,991					17,992
Vesting of restricted stock	17,946	—		6,728	(2,124)			(2,124)
Repurchases of common stock				131,800	(43,144)			(43,144)
Stock-based compensation expense			11,317					11,317
Dividends declared						(29,266)		(29,266)
Balance as of November 30, 2020	40,884,113	$409	$968,375	2,875,984	$(682,224)	$705,089	$(39,076)	$952,573

For the Three Months Ended November 30, 2019

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						93,957		93,957
Other comprehensive income							9,838	9,838
Common stock issued for employee stock plans	119,740	1	19,181					19,182
Vesting of restricted stock	15,376	—		5,778	(1,456)			(1,456)
Repurchases of common stock				343,000	(84,423)			(84,423)
Stock-based compensation expense			9,814					9,814
Dividends declared						(27,290)		(27,290)
Balance as of November 30, 2019	40,239,308	$402	$835,968	2,335,130	$(519,678)	$439,892	$(64,706)	$691,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2020
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized the Company's content and multi-asset class solutions across each stage of the investment process. FactSet's goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting, in which the Company serves the front, middle, and back offices to drive productivity and improved performance. FactSet's flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization. FactSet is focused on growing the business through three segments: the Americas, EMEA (Europe and Africa), and Asia Pacific. Within each of the segments, the Company primarily delivers insight and information through the four workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
FactSet currently serves a wide range of financial professionals, including but not limited to portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors and corporate clients. FactSet provides both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and execute trades. The Company combines dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, open marketplace and digital portals and application programming interface ("APIs"). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, portfolio analytics, enterprise data, and research management.
2. BASIS OF PRESENTATION
FactSet conducts business globally and is managed on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Company's Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly the Company’s results of operations, financial position, cash flows and equity. Certain notes and other information have been condensed or omitted in this Quarterly Report on Form 10-Q, therefore the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020.
The Company has evaluated subsequent events through the date the financial statements were issued.
Reclassification
The Company reclassified in the Consolidated Statement of Cash Flows certain prior year comparative figures from Other, net to Amortization of lease right-of-use assets and Lease liabilities, net within Net cash provided by operating activities to conform to the current year's presentation.

COVID-19
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. FactSet is closely monitoring pandemic-related developments and has taken, and continues to take, numerous steps to address them. FactSet has required nearly all its employees to work remotely on a temporary basis and has implemented global travel restrictions for employees. The transition to remote working has not significantly affected financial results for the three months ended November 30, 2020. Since the situation surrounding the COVID-19 pandemic remains fluid, FactSet is actively managing its response and has assessed potential impacts to its financial position and operating results for the three months ended November 30, 2020. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, all of which are uncertain and difficult to predict.
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of November 30, 2020, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the three months ended November 30, 2020 that had a material impact on the Consolidated Financial Statements.
New Accounting Standards or Updates Recently Adopted
Goodwill Impairment Test
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has adopted this standard effective September 1, 2020. The adoption of this accounting standard update had no impact on the Company's Consolidated Financial Statements.
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-03, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Subsequent to the adoption, the allowance for doubtful accounts is made when the financial asset is first recorded to the balance sheet (and periodically thereafter) and is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The Company has adopted this standard effective September 1, 2020. The adoption of this accounting standard update did not have a material impact on the Company's Consolidated Financial Statements.

Recent Accounting Standards or Updates Not Yet Effective
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. The Company is currently evaluating the impact of this accounting standard, but it is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Income Tax Simplification
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes, to simplify various aspects related to accounting for income taxes, eliminating certain exceptions to the general principles in accounting for income taxes related to intraperiod tax allocation, simplifying when companies recognize deferred taxes in an interim period, and clarifying certain aspects of the current guidance to promote consistent application. The guidance will be effective for the Company in the first quarter of fiscal 2022, with early adoption permitted. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the potential impact of adopting the guidance on its Consolidated Financial Statements.
No other new accounting pronouncements issued or effective as of November 30, 2020, have had or are expected to have a material impact on the Company’s Consolidated Financial Statements.
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
Disaggregated Revenue
The Company disaggregates revenue from contracts with clients by geographic region, which includes the Americas, EMEA and Asia Pacific. FactSet believes these regions are reflective of how the Company manages the business and the markets in which it serves. These regions best depict the nature, amount, timing and uncertainty of revenue and cash flows related to contracts with clients. Refer to Note 16, Segment Information, for further information on revenue by geographic region.

The following table presents this disaggregation of revenue by geography:

	Three Months Ended November 30,
(in thousands)	2020	2019
Americas	$244,337	$231,330
EMEA	105,777	100,830
Asia Pacific	38,092	34,498
Total Revenue	$388,206	$366,658

5. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches are permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.
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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2020 or August 31, 2020.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2020 and August 31, 2020. The Company did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at November 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$201,803	$—	$—	$201,803
Mutual funds (2)	—	18,166	—	18,166
Certificates of deposit (3)	—	—	—	—
Derivative instruments (4)	—	3,027	—	3,027
Total assets measured at fair value	$201,803	$21,193	$—	$222,996

Liabilities
Derivative instruments (4)	$—	$5,311	$—	$5,311
Total liabilities measured at fair value	$—	$5,311	$—	$5,311

	Fair Value Measurements at August 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$276,852	$—	$—	$276,852
Mutual funds (2)	—	17,257	—	17,257
Certificates of deposit (3)	—	2,315	—	2,315
Derivative instruments (4)	—	3,644	—	3,644
Total assets measured at fair value	$276,852	$23,216	$—	$300,068

Liabilities
Derivative instruments (4)	$—	$5,773	$—	$5,773
Total liabilities measured at fair value	$—	$5,773	$—	$5,773

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
4.The Company utilizes the income approach to measure fair value for its foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for the interest rate swap agreement, the Company utilizes a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6, Derivative Instruments, for more information on the Company's derivative instruments designed as cash flow hedges.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease assets, goodwill and intangible assets, and investments. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the three months ended November 30, 2020, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of November 30, 2020, and August 31, 2020, the fair value of the Company’s 2019 Revolving Credit Facility (as defined below in Note 11, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
As part of the Truvalue Labs, Inc. ("TVL") acquisition, FactSet assumed an additional $1.1 million in debt included in Long-term debt within the Consolidated Balance Sheets. Refer to Note 7, Acquisition for further discussion on the TVL acquisition.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, the Company is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and limits counterparties to credit-worthy financial institutions. Refer to Note 12, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the first three months of fiscal 2021 or 2020, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.
As of November 30, 2020, FactSet maintained foreign currency forward contracts to hedge a portion of its British Pound Sterling, Euro, Indian Rupee and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate its currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the second quarter of fiscal 2021 through the first quarter of fiscal 2022.
As of November 30, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.3 billion and Rs2.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €36.3 million and £37.6 million, respectively.

Interest Rate Swap Agreement
On March 5, 2020, FactSet entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of its outstanding debt under its 2019 Revolving Credit Facility (as defined below in Note 11, Debt). As of November 30, 2020, FactSet has borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to contractual one month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of November 30, 2020. Refer to Note 11, Debt, for further discussion on the 2019 Revolving Credit Facility. The variable interest rate on FactSet’s long-term debt can expose the Company to interest rate volatility arising from changes in LIBOR. Under the terms of the interest rate swap agreement, FactSet will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
As the terms for the interest rate swap agreement align with the 2019 Revolving Credit Facility, the Company does not expect any hedge ineffectiveness. The Company has designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets. Realized gains or losses are subsequently reclassified into Other expenses in the Consolidated Statement of Income when settled.
The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	November 30, 2020	August 31, 2020
Foreign currency forward contracts	$150,298	$129,649
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$437,798	$417,149

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives designated as hedging instruments		Derivative Assets			Derivative Liabilities
	Balance Sheet Classification	November 30, 2020	August 31, 2020	Balance Sheet Classification	November 30, 2020	August 31, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,027	$3,644	Accounts payable and accrued expenses	$45	$93
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,447	1,861
	Other Assets	—	—	Other non-current liabilities	3,819	3,819
Total cash flow hedges		$3,027	$3,644		$5,311	$5,773

All derivatives were designated as hedging instruments as of November 30, 2020 and August 31, 2020.

Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for each of the three months ended November 30, 2020 and 2019, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
	November 30,			November 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019		2020	2019
Foreign currency forward contracts	$248	$2,030	SG&A	$817	$(734)
Interest rate swap agreement	(56)	—	Interest expense, net	(470)	—
Total cash flow hedges	$192	$2,030		$347	$(734)
Foreign currency forward contract gains and losses are recorded in the Consolidated Statement of Income in Selling, general, and administrative ("SG&A"). The gain or loss from the interest rate swap agreement is recorded in the Consolidated Statement of Income in Interest expense, net.
As of November 30, 2020, the Company estimates that net pre-tax derivative gains of $1.1 million included in AOCL will be reclassified into earnings within the next 12 months. As of November 30, 2020, FactSet's cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2020, and August 31, 2020, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. ACQUISITION
Truvalue Labs, Inc.
On November 2, 2020, FactSet acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of environmental, social, and governance ("ESG") information derived from artificial intelligence. The acquisition of TVL further enhances FactSet's commitment to providing industry leading access to ESG data across its platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. FactSet expects to finalize the allocation of the purchase price for TVL as soon as possible, but in any event, no later than one year from the acquisition date.

The preliminary estimated acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Estimated Acquisition Date Fair Value	Estimated Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$811
Amortizable intangible assets
Software technology	10,700	13 years	Straight-line
Client relationships	900	12 years	Straight-line
Trade names	2,800	15 years	Straight-line
Goodwill	29,342
Other non-current assets	5,299
Current liabilities	(3,184)
Other non-current liabilities	(4,753)
Total purchase price	$41,915
Goodwill totaling $29.3 million represents the excess of the TVL purchase price over the fair value of net assets acquired and is included in the Americas segment. Goodwill generated from the TVL acquisition is not deductible for income tax purposes. The results of operations of TVL have been included in the Company’s Consolidated Financial Statements, within the Americas segment, since the completion of the acquisition on November 2, 2020. Pro forma information has not been presented because the effect of the TVL acquisition is not material to the Company’s Consolidated Financial Statements.
8. GOODWILL
Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2020 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2020	$386,195	$320,427	$3,081	$709,703
Acquisitions	29,342	—	—	29,342
Foreign currency translations	—	(519)	49	(470)
Balance at November 30, 2020	$415,537	$319,908	$3,130	$738,575
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
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended November 30,
(in thousands)	2020	2019
Income before income taxes	$120,232	$108,741
Provision for income taxes	$19,026	$14,784
Effective tax rate	15.8%	13.6%
FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three months ended November 30, 2020 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three months ended November 30, 2020 is further reduced by windfall tax benefits from stock-based compensation.
For the three months ended November 30, 2020, the provision for income taxes was $19.0 million, compared to $14.8 million from the same period a year ago. The provision increased due to higher operating income and a reduction in income tax benefits for the three months ended November 30, 2020, compared to the same period a year ago. The income tax benefit for the three months ended November 30, 2020 was $3.0 million related to windfall tax benefits from stock-based compensation compared to $5.9 million for the three months ended November 30, 2019 related to the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate, finalizing prior years' tax returns, and windfall tax benefits from stock-based compensation.
10. LEASES
FactSet primarily leases real estate for office space under various operating lease agreements. FactSet reviews new arrangements at inception to evaluate whether the Company obtains substantially all the economic benefits of and has the right to control the use of an asset. If FactSet determines that an arrangement qualifies as a lease, a lease liability and a corresponding lease right-of-use ("ROU") asset are recognized on the lease commencement date. As of November 30, 2020, the Company’s leases have remaining terms of less than one year to just over 15 years.
In determining the amount of lease payments used in measuring each lease ROU asset and lease liability, FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which FactSet recognizes over the expected lease term on a straight-line expense basis in occupancy costs (a component of SG&A expense). The Company has also elected to apply the short-term lease exception to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. FactSet will recognize these lease payments on a straight-line basis over the lease term in Occupancy costs (a component of SG&A expense).
The adoption of the lease standard primarily related to the Company’s real estate operating leases. As of November 30, 2020, the Company recognized $257.6 million of Lease right-of-use assets, net (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) and combined Current and Long-term lease liabilities of $310.7 million in the Consolidated Balance Sheet. The lease ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised.
Lease liabilities are measured as the present value of the future minimum lease payments, which includes fixed lease payments and certain qualifying index-based variable payments, over the lease term. The present value is calculated using FactSet’s incremental borrowing rate ("IBR") within the geography where the leased asset is located as there is no rate implicit in the

Company’s operating lease arrangements. As FactSet does not have any outstanding public debt, the Company estimates the IBR based on FactSet’s estimated credit rating and available market information. The IBR is determined at lease commencement, or as of September 1, 2019 for operating leases in existence upon adoption of ASC 842. The IBR is subsequently reassessed upon any modification to the lease arrangement.
The following table reconciles FactSet’s future undiscounted cash flows related to the Company’s operating leases and the reconciliation to the Current and Long-term lease liabilities as of November 30, 2020:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2021 (remaining nine months)	$32,134
2022	41,942
2023	38,317
2024	36,510
2025	35,815
Thereafter	198,108
Total	$382,826
Less: Imputed interest	72,149
Present value	$310,677
The components of lease cost related to the operating leases were as follows:

	Three Months Ended November 30,
(in millions)	2020	2019
Operating lease cost[1]	$10.7	$10.6
Variable lease cost[2]	$3.4	$5.0
1.Operating lease costs include fixed lease payments and qualifying index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions elected by FactSet.
2.Variable lease costs were not included in the measurement of the lease liabilities and are primarily related to variable non-lease costs and leases that qualified for the short-term lease exception. These variable non-lease costs included costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These cost relate to utilities, real estate taxes, insurance and maintenance.
The following table summarizes the Company's lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	November 30, 2020	August 31, 2020
Weighted average remaining lease term (in years)	10.0	10.1
Weighted average discount rate (IBR)	4.3%	4.2%

The following table summarizes supplemental cash flow information related to the Company's operating leases:

	Three Months Ended November 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$9.7	$10.5
Lease ROU assets obtained in exchange for lease liabilities	$1.1	$2.1

11. DEBT
FactSet’s debt obligations at November 30, 2020 and August 31, 2020 consisted of the following:

(in thousands)	November 30, 2020	August 31, 2020
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility loan origination fees	(600)	(646)
Other Long-term debt[1]	1,111	—
Long-term debt	$575,511	$574,354
1This debt was acquired as part of the TVL acquisition, refer to Note 7, Acquisition, for more information on the acquisition.
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
FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at November 30, 2020. The principal balance is payable in full on the maturity date.
The fair value of the Company's long-term debt under the 2019 Revolving Credit Facility was $575.0 million as of November 30, 2020, which the Company believes approximates the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis. Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended November 30, 2020 and 2019, FactSet recorded interest expense on its outstanding debt, including the amortization of debt issuance costs of $2.1 million and $4.2 million, respectively, net of the effects of the interest rate swap agreement. Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under the Company's 2019 Revolving Credit Facility was 1.40% and 2.20% as of November 30, 2020 and August 31, 2020, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants and requirements within the 2019 Credit Agreement as of November 30, 2020.

12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2020, the Company had total purchase commitments with suppliers of $226.0 million. During the three months ended November 30, 2020, FactSet entered into a software subscription agreement with total purchase commitments of approximately $10.0 million with a contract term of three years. There were no other material changes in the Company’s purchase commitments during the three months ended November 30, 2020.
Letters of Credit
From time to time, FactSet is required to obtain letters of credit in the ordinary course of business, with approximately $2.9 million of standby letters of credit outstanding as of November 30, 2020. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 11, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes, for further details. FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.
Legal Matters
FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2020, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.
Sales Tax Matters
In August 2019, FactSet received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to prior tax periods. The Notice follows FactSet's previously disclosed response to a letter from the Commonwealth requesting additional sales information. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. The Company filed an appeal to the Notice and intends to contest any such assessment, if assessed, and continues to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of November 30, 2020. FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; however, if FactSet does not prevail, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.
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

Concentrations of Credit Risk
Cash equivalents
Financial instruments that potentially subject FactSet to concentrations of credit risk consist primarily of cash, cash equivalents and investment securities. The Company is exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits. To mitigate associated concentration risk, FactSet utilizes credit-worthy financial institutions. The Company also seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.
Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. The Company does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of FactSet’s total subscription revenue in any period presented. As of November 30, 2020, the receivable reserve was $7.3 million compared to $8.0 million as of August 31, 2020.
Derivative Instruments
FactSet's use of derivative instruments exposes the Company to credit risk to the extent that the counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, the Company limits counterparties to credit-worthy financial institutions and distributes contracts among these institutions to reduce the concentration of credit risk. FactSet does not expect any losses as a result of default of its counterparties.
Concentrations of Other Risk
Data Content Providers
FactSet relies on certain data sets where there are a limited number of suppliers. The Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which its clients access to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data costs for the three months ended November 30, 2020 or November 30, 2019.
13. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Three Months Ended November 30,
(in thousands)	2020	2019
Balance, beginning of year at September 1, 2020 and 2019, respectively	38,030	38,118
Common stock issued for employee stock plans	117	135
Repurchase of common stock from employees(1)	(7)	(6)
Repurchase of common stock under the share repurchase program	(132)	(343)
Balance at November 30, 2020 and November 30, 2019, respectively	38,008	37,904
(1)For the three months ended November 30, 2020 and November 30, 2019, the Company repurchased 6,728 and 5,778 shares, or $2.1 million and $1.5 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock and exercise of stock options.
Share Repurchase Program
Repurchases of shares of common stock are made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended November 30, 2020 and 2019, the Company repurchased 131,800 shares for $43.1 million and 343,000 shares for $84.4 million, respectively.

On March 24, 2020, the Board of Directors of FactSet approved a $220.0 million increase to the existing share repurchase program. As of November 30, 2020, $215.9 million remained authorized for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the three months ended November 30, 2020, 17,946 shares of previously granted restricted stock vested and were included in common stock outstanding as of November 30, 2020 (recorded net of 6,728 shares repurchased from employees at a cost of $2.1 million to cover their cost of taxes upon vesting of the restricted stock). During the three months ended November 30, 2019, 15,376 shares of previously granted restricted stock vested and were included in common stock outstanding as of November 30, 2019 (recorded net of 5,778 shares repurchased from employees at a cost of $1.5 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following dividends for the first three months of fiscal 2021 and 2020 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020

Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Future cash dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and are subject to final determination by the Company’s Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	November 30, 2020	August 31, 2020
Accumulated unrealized losses on cash flow hedges	$(1,707)	$(1,591)
Accumulated foreign currency translation adjustments	(37,369)	(37,702)
Total AOCL	$(39,076)	$(39,293)

14. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2020
Basic EPS
Income available to common stockholders	$101,206	38,007	$2.66
Diluted EPS
Dilutive effect of stock options and restricted stock		690
Income available to common stockholders plus assumed conversions	$101,206	38,697	$2.62
For the three months ended November 30, 2019
Basic EPS
Income available to common stockholders	$93,957	37,978	$2.47
Diluted EPS
Dilutive effect of stock options and restricted stock		609
Income available to common stockholders plus assumed conversions	$93,957	38,587	$2.43
Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 1,750 stock options excluded from the calculation of diluted EPS for the three months ended November 30, 2020, because their inclusion would have been anti-dilutive. For the three months ended November 30, 2019, the number of stock options excluded from calculation of diluted EPS was 20,128.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended November 30, 2020, there were 72,090 performance-based awards excluded from the calculation of diluted EPS. For the three months ended November 30, 2019, there were 36,501 performance-based awards excluded from the calculation of diluted EPS.
15. STOCK-BASED COMPENSATION
Stock-based Compensation
The Company recognized total stock-based compensation expense of $11.3 million and $9.8 million during the three months ended November 30, 2020 and 2019, respectively. As of November 30, 2020, $117.0 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.4 years. Stock-based compensation expense related to the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") was $0.5 million for both the three months ended November 30, 2020 and 2019.
As of November 30, 2020, FactSet had 5.1 million share-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") and 0.2 million share-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated (the "Director Plan").
Employee Stock Option Awards
During the three months ended November 30, 2020, FactSet granted 408,093 stock options with a weighted average exercise price of $316.71 to existing employees of the Company, using the lattice-binomial option-pricing model. The majority of the stock options granted during the first three months of fiscal 2021 related to the annual employee grant on November 9, 2020 under the LTIP. These stock option awards vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

The estimated fair value of employee stock options granted on November 9, 2020 was determined with the following assumptions:

November 9, 2020 Grant Details
Risk-free interest rate	0.10% - 0.80%
Expected life (years)	7.13
Expected volatility	27.5%
Dividend yield	0.91%
Estimated fair value	$78.23
Exercise price	$316.71
Fair value as a percentage of exercise price	24.7%
Non-Employee Director Stock Option Grant
The Director Plan provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of November 30, 2020, shares available for future grant under the Director Plan were 249,886. The expiration date of the Director Plan is December 19, 2027.
Restricted Stock Units
During the first three months of fiscal 2021, FactSet granted 41,358 non-performance based restricted stock units ("RSUs") and 36,424 performance-based restricted stock units ("PRSUs"). RSUs and PRSUs granted during the period were related to the annual employee grant on November 9, 2020. The RSUs and PRSUs granted had a weighted average grant date fair value of $306.37 under the LTIP. The RSUs and PRSUs granted to employees entitle the holders to shares of common stock as the units vest over time or the performance period, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock units is measured by reducing the grant date price of FactSet's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The majority of the RSUs granted vest 20% annually on the anniversary date of grant and are fully vested after five years and the majority of the granted PRSUs cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The remaining RSUs and PRSUs were granted to TVL employees as part of their transition to FactSet and vest 50% on the second anniversary of grant and 25% percent on each of the third and fourth anniversaries of grant, subject to the achievement of certain performance metrics for the PRSUs.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and there is a $25,000 contribution limit per employee during an offering period. Dividends paid on shares held in the ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
During the three months ended November 30, 2020, employees purchased 9,269 shares at a weighted average price of $286.58 compared to 11,159 shares at a weighted average price of $220.70 for the three months ended November 30, 2019. At November 30, 2020, the ESPP had 168,535 shares reserved for future issuance.
16. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) it engages in business activities from which it may earn revenue and incur expense, (ii) its operating results are regularly reviewed by the company's chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) its discrete financial information is available. The Company's Chief Executive Officer functions as FactSet's CODM.
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

The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in countries in Europe and Africa. The Asia Pacific segment serves our clients in countries in Asia and Australia. Segment revenue reflects sales to clients based in these respective geographic locations.
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
The following tables reflect the results of operations of the Company's segments for the three months ended November 30, 2020 and November 30, 2019:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2020
Revenue	$244,337	$105,777	$38,092	$388,206
Operating income	$56,376	$40,634	$24,021	$121,031
Capital expenditures	$9,560	$319	$8,454	$18,333

For the three months ended November 30, 2019
Revenue	$231,330	$100,830	$34,498	$366,658
Operating income	$49,623	$41,218	$22,345	$113,186
Capital expenditures	$24,024	$1,168	$1,588	$26,780

The following table reflects the total assets for the Company's segments:

Segment Assets (in thousands)	November 30, 2020	August 31, 2020
Americas	$1,071,502	$1,111,600
EMEA	807,156	757,524
Asia Pacific	220,768	214,264
Total assets	$2,099,426	$2,083,388

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended August 31, 2020.
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
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Policies and Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized our content and multi-asset class solutions across each stage of the investment process. Our goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting, in which we serve the front, middle, and back offices to drive productivity and improved performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in the organization. We are focused on growing our business through three segments: the Americas, EMEA (Europe and Africa) and Asia Pacific. Within each of our segments, we primarily deliver insight and information through our four workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS") and Wealth.
We currently serve a wide range of financial professionals, including but not limited to portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors, and corporate clients. We provide both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and execute trades. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace, digital portals and application programming interface ("APIs"). Our revenue is primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, enterprise data, and research management.
Business Strategy
Current technology trends are leading to a greater demand to deliver a fully digital and integrated client experience. To take advantage of these developments, we have focused our innovations and strategic investments in cloud computing, data lakes, APIs and our hosted proprietary data and analytics platform to provide real-time, predictive business intelligence for a seamless client experience. We continue to expand our broad financial content to provide support for our clients' most sophisticated investment strategies including enhanced data in private markets, industry specific deep sector and environmental, social, and governance ("ESG") data. As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications, powered by cognitive capabilities and robust technology, across the investment portfolio lifecycle. We bring the front, middle and back offices together to drive productivity and performance at every step of the investment process using our open and scalable solutions. Our strategy is focused on growing our business in each of our three segments: the Americas, EMEA, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our four workflow solutions of Research, Analytics and Trading, CTS and Wealth.
Fiscal 2021 First Quarter in Review
Revenue in the first quarter of fiscal 2021 was $388.2 million, an increase of 5.9% from the prior year. Revenue increased across our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenue from each of our workflow solutions, mainly in Analytics and Trading and CTS, followed by Wealth. Organic revenue contributed to 5.1% of the growth during the first quarter of fiscal 2021, compared to the prior year. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, the effects of foreign currency movements on the current year period and the deferred revenue fair value adjustments from purchase accounting. Refer to Non-GAAP Financial Measures in Item 2. of this Quarterly Report for a reconciliation between revenue and organic revenue.
As of November 30, 2020, organic annual subscription value ("organic ASV") plus professional services totaled $1.56 billion, an increase of 5.0% over November 30, 2019. Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services. Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific.
Operating income grew 6.9% and diluted earnings per share ("EPS") increased 7.8% for the three months ended November 30, 2020, compared to the prior year period. Operating margin increased to 31.2% during the three months ended November 30, 2020 compared to 30.9% in the prior year period. This increase in operating margin on a year-over-year basis was primarily due to higher revenue, a decrease in non-compensatory employee-related expenses, occupancy costs and computer depreciation, partially offset by higher computer-related expenses, employee compensation expenses, including stock-based compensation expense, and amortization of intangible assets, when expressed as a percentage of revenue.
As of November 30, 2020, our employee headcount was 10,622, up 7.7% in the past 12 months, due primarily to an increase in net new employees of 8.8% in Asia Pacific, 6.0% in the Americas and 5.6% in EMEA. Of our total employee headcount at November 30, 2020, 6,736 were located in Asia Pacific, 2,505 were located in the Americas, and 1,381 were located in EMEA.
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
We are closely monitoring pandemic-related developments, and our highest priority is the health and safety of our employees, clients, vendors and stakeholders. We have taken, and continue to take, numerous steps to address the COVID-19 pandemic. We have implemented a business continuity plan with a dedicated incident management team to respond quickly and effectively to changes in our environment to continue offering our clients uninterrupted products, services and support while also protecting our employees. We continue to coordinate our COVID-19 response based on guidance from global health organizations, relevant governments and pandemic response best practices.
We have required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely on a temporary basis and have implemented global travel restrictions for our employees. Nearly all our employees are currently working remotely. We believe our transition to remote working has been successful and has not significantly affected our financial results as of November 30, 2020.
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
As of November 30, 2020, there has been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities as many implement their own contingency plans. Since the start of the pandemic, we have increased our support desk resources to manage increased volumes and have extended additional web IDs to our clients in need of immediate remote access to financial data.
Our revenue, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, we have not seen the COVID-19 pandemic having a material impact on our revenue or ASV, although we anticipate that there may be some level of revenue and ASV weakness going forward due to longer sales cycles and lower incremental client billings. The COVID-19 pandemic could curtail our clients’ spending and lead them to delay or defer purchasing decisions or product and service implementations or may cause them to cancel or reduce their spending with us. In determining the possible revenue and ASV impact from the COVID-19 pandemic, we are considering the potential delay in decision making causing longer sales cycles (or conversely delayed cancellations from clients), as well as possible implementation risk due to restrictions on being able to work onsite at our clients' facilities.
We have incurred, and may continue to incur, additional expenses in response to the COVID-19 pandemic, including costs to enable our employees to support our clients while working remotely. These additional expenses were not material to our first quarter fiscal 2021 results, and reductions in discretionary spending, particularly travel and entertainment, have more than offset these increased expenses. We believe that we have the ability to implement additional cost reduction efforts if necessary to mitigate the impact that any reduced revenues may have on our future operating income, through such methods as tighter management of headcount spending; reduction in variable third-party content costs in a manner consistent with client demand; and reduction of discretionary spending, including travel and entertainment.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law to address the economic impact of the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and includes further relief and stimulus provisions to address economic concerns related to the COVID-19 pandemic. We continue to monitor any effects that may result from these Acts and other similar legislation or actions in geographies in which our business operates.
Key Metrics
Organic ASV
Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

As of November 30, 2020, our organic ASV totaled $1.53 billion, up 5.0% over November 30, 2019. As of November 30, 2020, organic ASV plus professional services was $1.56 billion, an increase of 5.0% compared to November 30, 2019. The increase in year-over-year organic ASV was largely attributed to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients.
Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics and Trading, mainly due to increased sales in our portfolio reporting, risk management, performance and portfolio analytics solutions, CTS with increased sales from core and premium content sets, specifically related to company financial data and data management solutions, and Wealth from increased workstation sales.
Segment ASV
As of November 30, 2020, ASV from the Americas was $958.5 million, an increase of 5.6% from November 30, 2019. ASV from EMEA was $422.0 million, an increase of 4.7% from November 30, 2019, and Asia Pacific ASV was $156.5 million, an increase of 9.5% compared to November 30, 2019. The increase in ASV across all our geographic segments was largely driven by increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients. The increased ASV in the Americas was primarily driven by Analytics and Trading, followed by CTS. The EMEA ASV increase was mainly driven by CTS and Analytics and Trading and the Asia Pacific ASV increase was primarily due to Analytics and Trading and CTS.
Combined EMEA and Asia Pacific ASV represented 37.6% of total ASV as of November 30, 2020, consistent with November 30, 2019.

Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side organic ASV growth rates at November 30, 2020 were 5.1% and 4.4%, respectively, compared to November 30, 2019. Buy-side clients account for approximately 84% of our organic ASV, consistent with the prior year period, and primarily includes portfolio managers, analysts, traders, wealth managers, performance teams and risk and compliance teams at a variety of firms, such as traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds. The remainder of our organic ASV is derived from sell-side firms, primarily including investment bankers and private equity and research analysts.
Client and User Additions
The table below presents our total clients and users:

	As of November 30,
	2020	2019	Change
Clients	5,939	5,601	6.0%
Users	138,238	126,785	9.0%
Our total client count was 5,939 as of November 30, 2020, representing a net increase of 338 or 6.0% in the last 12 months. The increase was primarily due to an increase in wealth management and corporate clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.
As of November 30, 2020, there were 138,238 professionals using FactSet, representing a net increase of 11,453 or 9.0% in the last 12 months, driven primarily by an increase in corporate and wealth management professionals.
Annual client retention was greater than 95% of ASV for the period ended November 30, 2020 and November 30, 2019. When expressed as a percentage of clients, annual retention increased to approximately 90% for the period ended November 30, 2020, compared to approximately 89% for the period ended November 30, 2019.
Returning Value to Stockholders
On November 4, 2020, our Board of Directors approved a regular quarterly dividend of $0.77 per share. The cash dividend of $29.1 million was paid on December 17, 2020 to common stockholders of record at the close of business on November 30, 2020. We repurchased 131,800 shares of common stock for $43.1 million during the first quarter of fiscal 2021 under our existing share repurchase program. For the three months ended November 30, 2020, we returned $72.2 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $270.6 million to stockholders in the form of share repurchases and dividends.

On March 24, 2020, our Board of Directors approved a $220.0 million increase to the existing share repurchase program. As a result of this expansion, $215.9 million is available for future share repurchases as of November 30, 2020.
Capital Expenditures
Capital expenditures for the three months ended November 30, 2020 were $18.3 million, compared to $26.8 million for the three months ended November 30, 2019. The majority of our capital expenditures during the three months ended November 30, 2020 related to the development of internal-use software and the build-out of our office space in the Philippines. The decrease from the prior year period was mainly due to capital expenditures incurred during the three months ended November 30, 2019 related to the build-out of our new corporate headquarters in Norwalk, Connecticut, partially offset by an increase in capitalized internal-use software during the three months ended November 30, 2020.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2020 and November 30, 2019, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(in thousands, except per share data)	2020	2019	Change
Revenue	$388,206	$366,658	5.9%
Cost of services	$188,088	$164,957	14.0%
Selling, general and administrative	$79,087	$88,515	(10.7)%
Operating income	$121,031	$113,186	6.9%
Net income	$101,206	$93,957	7.7%
Diluted earnings per common share	$2.62	$2.43	7.8%
Diluted weighted average common shares	38,697	38,587
Revenue
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Revenue for the three months ended November 30, 2020 was $388.2 million, an increase of 5.9%. The increase in revenue was largely attributed to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients. This was driven by increased revenue across all our geographic segments primarily from the Americas, followed by EMEA and Asia Pacific. The increase in segment revenue was due to increased revenue in our workflow solutions, most notably by Analytics and Trading and CTS, followed by Wealth, compared to the prior year. The revenue growth of 5.9% was reflective of organic revenue growth of 5.1% or $386.7 million in organic revenue, a 50 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue and a 30 basis point increase from foreign currency exchange rate fluctuations.
Revenue by Operating Segment

	Three Months Ended November 30,
(in thousands)	2020	2019	Change
Americas	$244,337	$231,330	5.6%
% of revenue	62.9%	63.1%
EMEA	$105,777	$100,830	4.9%
% of revenue	27.2%	27.5%
Asia Pacific	$38,092	$34,498	10.4%
% of revenue	9.8%	9.4%

Consolidated	$388,206	$366,658	5.9%
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Revenue from our Americas segment increased 5.6% to $244.3 million during the three months ended November 30, 2020, compared to $231.3 million from the same period a year ago. This year-over-year revenue increase was largely attributed to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients. This increase was driven by increased sales of our workflow solutions, primarily in Analytics and Trading and CTS, followed by Wealth. The revenue growth of 5.6% was reflective of organic revenue growth of 5.1% and a 50 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue. Revenue from our Americas operations accounted for 62.9% of our consolidated revenue for the three months ended November 30, 2020, down from 63.1% in the prior year period.

EMEA revenue increased 4.9% to $105.8 million during the three months ended November 30, 2020, compared to $100.8 million from the same period a year ago. This year-over-year revenue increase was largely attributed to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients. This increase was driven by increased sales of our workflow solutions, mainly in Analytics and Trading and CTS. The revenue growth of 4.9% was reflective of organic revenue growth of 3.4%, a 100 basis point increase from foreign currency exchange rate fluctuations and a 50 point basis point increase from deferred revenue fair value adjustments from purchase accounting.

Asia Pacific revenue increased 10.4% to $38.1 million during the three months ended November 30, 2020, compared to $34.5 million from the same period a year ago. This year-over-year revenue increase was largely due to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients. This increase was driven by increased sales of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 10.4% was reflective of organic revenue growth of 9.8% and a 60 basis point increase from foreign currency exchange rate fluctuations.

Revenue by Workflow Solution
Three months ended November 30, 2020 compared to three months ended November 30, 2019
The revenue growth of 5.9% across our operating segments was primarily driven by increased revenue from Analytics and Trading and CTS followed by Wealth for the three months ended November 30, 2020, compared to the same period a year ago. The revenue increase from Analytics and Trading was primarily due to increased demand for our risk management, portfolio reporting, performance and portfolio analytics solutions. The increase in CTS revenue was driven mainly by higher sales of core and premium content sets, specifically related to company financial data and data management solutions. Wealth also experienced an increase in revenue mainly due to higher sales of our workstation product.

Operating Expenses

	Three Months Ended November 30,
(in thousands)	2020	2019	Change
Cost of services	$188,088	$164,957	14.0%
Selling, general and administrative	79,087	88,515	(10.7)%
Total operating expenses	$267,175	$253,472	5.4%

Operating Income	$121,031	$113,186	6.9%
Operating Margin	31.2%	30.9%
Cost of Services
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Cost of services increased 14.0% to $188.1 million for the three months ended November 30, 2020, compared to $165.0 million in the same period a year ago, primarily due to an increase in employee compensation expense and computer-related expenses.

Cost of services, when expressed as a percentage of revenue, was 48.5% for the three months ended November 30, 2020, an increase of 350 basis points compared to the same period a year ago. This increase was primarily due to an increase in computer-related expenses, employee compensation expense and intangible asset amortization, partially offset by a reduction in computer depreciation, when expressed as a percentage of revenue. Computer-related expenses increased 190 basis points, primarily driven by increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased 170 basis points, primarily driven by a net increase in employee headcount of 757 employees, most of whom are located in lower cost locations, with the majority of their salaries included in cost of services. Employee compensation expense also increased due to higher annual base salaries and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Intangible asset amortization increased 30 basis points due to a higher investment in capitalized internal-use software that has been placed in service. Computer depreciation decreased 30 basis points mainly due to an overall reduction in computer equipment as we migrate to cloud-based hosting services.
Selling, General and Administrative
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Selling, general and administrative ("SG&A") expenses decreased 10.7% to $79.1 million for the three months ended November 30, 2020, compared to $88.5 million for the same period a year ago, primarily due to a decrease in non-compensatory employee-related expenses.

SG&A expenses, when expressed as a percentage of revenue, were 20.4% for the three months ended November 30, 2020, a decrease of 380 basis points over the prior year period. This decrease was primarily driven by a decrease in non-compensatory employee-related expenses and a reduction in occupancy costs, partially offset by higher stock-based compensation costs. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased 230 basis points mainly due to restrictions and impacts related to the COVID-19 pandemic as most employees continue to work from home. Occupancy costs decreased 60 basis points, as the three months ended November 30, 2019 included costs related to concurrent lease expenses of our new and prior corporate headquarters in Norwalk, Connecticut. Stock-based compensation increased 50 basis points primarily due to the accelerated recognition of expense associated with certain retirement provisions in our employee equity award plan. For these employees, the amortization of new grants was recognized over the period from the grant date to the retirement-eligible date if such period was shorter than the standard vesting schedule.
Operating Income and Operating Margin
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Operating income increased 6.9% to $121.0 million for the three months ended November 30, 2020 compared to $113.2 million in the prior year. Operating income increased due to higher revenue and a reduction in non-compensatory employee-related expenses, partially offset by an increase in employee compensation expense and computer-related expenses compared to the prior year period. Operating margin increased to 31.2% during the three months ended November 30, 2020 compared to 30.9% in the prior year period. This increase in operating margin on a year-over-year basis was primarily due to higher revenue and a decrease in non-compensatory employee-related expenses, occupancy costs and computer depreciation, partially offset by higher computer-related expenses, employee compensation expenses, stock-based compensation expense and amortization of intangible assets, when expressed as a percentage of revenue.
Segment Information

Reportable Segments

Our operating segments are aligned with how we manage the business, the geographic markets we serve, and how our chief operating decision maker ("CODM"), our Chief Executive Officer, assesses performance. Our internal financial reporting structure is based on three reportable segments, the Americas, EMEA and Asia Pacific. Within each of our segments, we primarily deliver insight and information through our four workflow solutions of Research, Analytics and Trading, CTS and Wealth.

Each segment records compensation expense (including stock-based compensation), depreciation of furniture and fixtures, amortization of lease right-of-use ("ROU") assets, leasehold improvements and intangible assets, as well as communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all our operating segments, and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue. Refer to Note 16, Segment Information for financial information, including revenues, operating income and long-lived assets for each of our segments.

Operating Income by Segment

	Three Months Ended November 30,
(in thousands)	2020	2019	Change
Americas	$56,376	$49,623	13.6%
EMEA	40,634	41,218	(1.4)%
Asia Pacific	24,021	22,345	7.5%
Total Operating Income	$121,031	$113,186	6.9%
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Americas operating income increased 13.6% to $56.4 million during the three months ended November 30, 2020 compared to $49.6 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 5.6% and a decrease in non-compensatory employee-related expenses, partially offset by an increase in computer-related expenses and employee compensation expense. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Computer-related expenses increased primarily due to increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased mainly due to a net increase in employee headcount of 142 employees, higher annual base salaries and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects.
EMEA operating income decreased 1.4% to $40.6 million during the three months ended November 30, 2020 compared to $41.2 million in the same period a year ago. The decrease in EMEA operating income was primarily due to revenue growth of 4.9%, partially offset by an increase in employee compensation expense. Employee compensation expense increased mainly due to a net increase in employee headcount of 73 employees, higher annual base salaries and an increase in year-over-year variable compensation.
Asia Pacific operating income increased 7.5% to $24.0 million during the three months ended November 30, 2020, compared to $22.3 million in the same period a year ago. The increase in the Asia Pacific operating income was mainly due to revenue growth of 10.4% and a decrease in non-compensatory employee-related expenses, partially offset by an increase in employee compensation expense. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense increased mainly due to a net increase in employee headcount of 542 employees and annual base salary increases year-over-year.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended November 30,
(in thousands, except for per share data)	2020	2019	Change
Provision for income taxes	$19,026	$14,784	28.7%
Net income	$101,206	$93,957	7.7%
Diluted earnings per common share	$2.62	$2.43	7.8%
Income Taxes
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three months ended November 30, 2020 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three months ended November 30, 2020 is further reduced by windfall tax benefits from stock-based compensation.
For the three months ended November 30, 2020, the provision for income taxes was $19.0 million, compared to $14.8 million from the same period a year ago. The provision increased due to higher operating income and a reduction in income tax benefits for the three months ended November 30, 2020, compared to the same period a year ago. The income tax benefit for the three months ended November 30, 2020 was $3.0 million related to windfall tax benefits from stock-based compensation compared to $5.9 million for the three months ended November 30, 2019 related to the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate, finalizing prior years' tax returns, and windfall tax benefits from stock-based compensation.
Net Income and Diluted Earnings per Share
Three months ended November 30, 2020 compared to three months ended November 30, 2019
Net income increased 7.7% to $101.2 million and diluted earnings per share ("EPS") increased 7.8% to $2.62 for the three months ended November 30, 2020, compared to the same period a year ago. Net income and diluted EPS increased primarily due to increased operating income and a reduction in interest expense, net, partially offset by an increase in the provision for income taxes.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including organic revenue, adjusted operating margin, adjusted net income and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The table below provides an unaudited reconciliation of revenue to organic revenue.

	Three Months Ended November 30,
(In thousands)	2020	2019	Change
Revenue	$388,206	$366,658	5.9%
Deferred revenue fair value adjustment(1)	60	1,216
Acquired revenue(2)	(375)	—
Currency impact	(1,240)	—
Organic revenue	$386,651	$367,874	5.1%
(1)Deferred revenue fair value adjustment from purchase accounting
(2)Acquired revenues from acquisitions completed within the last 12 months

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended November 30,
(In thousands, except per share data)	2020(1)	2019(2)	Change
Operating income	$121,031	$113,186	6.9%
Intangible asset amortization	5,699	5,152
Deferred revenue fair value adjustment	60	1,216
Other items	6,213	5,168
Adjusted operating income	$133,003	$124,722	6.6%
Adjusted operating margin	34.3%	33.9%

Net income	$101,206	$93,957	7.7%
Intangible asset amortization(3)	4,797	4,181
Deferred revenue fair value adjustment(4)	51	987
Other items(5)	5,229	4,011
Income tax items	—	(3,481)
Adjusted net income	$111,283	$99,655	11.7%

Diluted earnings per common share	$2.62	$2.43	7.8%
Intangible asset amortization	0.12	0.11
Deferred revenue fair value adjustment	—	0.03
Other items	0.14	0.10
Income tax items	—	(0.09)
Adjusted diluted earnings per common share	$2.88	$2.58	11.6%
Weighted average common shares (Diluted)	38,697	38,587
(1)Operating income, net income and diluted EPS for the three months ended November 30, 2020 were adjusted to exclude (i) acquired intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to professional fees associated with the ongoing content and technology investment plan and facilities costs.
(2)Operating income, net income and diluted EPS for the three months ended November 30, 2019 were adjusted to exclude (i) acquired intangible asset amortization, (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items primarily related to severance, professional fees related to infrastructure upgrade activities and facilities costs.
(3)The acquired intangible asset amortization was recorded net of a tax provision of $0.9 million for the three months ended November 30, 2020, compared to $1.0 million during the same period in the prior year.
(4)The deferred revenue fair value adjustment was recorded net of a tax provision of zero for the three months ended November 30, 2020, compared to $0.2 million for the same period in the prior year.
(5)Other items were recorded net of a tax provision of $1.0 million for the three months ended November 30, 2020, compared to a $1.2 million tax benefit for the same period in the prior year.

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
As of November 30, 2020, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of November 30, 2020. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at November 30, 2020 and August 31, 2020. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of November 30, 2020. The variable rate of interest on the 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.40% for the three months ended November 30, 2020. The weighted average interest rate for the fiscal year ended August 31, 2020 was 2.20%. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of November 30, 2020.
As part of the Truvalue Labs, Inc. ("TVL") acquisition, FactSet assumed an additional $1.1 million in long-term debt. Refer to Note 7, Acquisition for further discussion on the TVL acquisition.
Uses of Liquidity
Returning Value to Shareholders
For the three months ended November 30, 2020, we returned $72.2 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $270.6 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Repurchases of shares of our common stock are made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the three months ended November 30, 2020, we repurchased 131,800 shares for $43.1 million under our existing share repurchase program compared to 343,000 shares for $84.4 million in the same period a year ago. As of November 30, 2020, $215.9 million remains available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Dividends
On November 4, 2020, our Board of Directors approved a regular quarterly dividend of $0.77 per share. The cash dividend of $29.1 million was paid on December 17, 2020, to common stockholders of record at the close of business on November 30, 2020. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Acquisitions
On November 2, 2020, FactSet acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of ESG information derived from artificial intelligence, and the acquisition of TVL further enhances FactSet's commitment to providing industry leading access to ESG data across its platforms. Refer to Note 7, Acquisition for further discussion on the TVL acquisition.
Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Three months ended November 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$89,276	$95,791
Net cash used in investing activities	(58,322)	(27,143)
Net cash used by financing activities	(56,377)	(94,955)
Effect of exchange rate changes on cash and cash equivalents	(45)	2,725
Net decrease in cash and cash equivalents	$(25,468)	$(23,582)
Cash and cash equivalents aggregated to $560.1 million as of November 30, 2020, compared to $585.6 million as of August 31, 2020. Our cash and cash equivalents decreased $25.5 million during the first three months of fiscal 2021, primarily due to cash outflows of $43.1 million in share repurchases, $41.9 million for the acquisition of a business, $29.1 million in dividend payments, and $18.3 million of capital expenditures, partially offset by inflows of $89.3 million of net cash provided by operating activities and $18.0 million in proceeds from the exercise of employee stock options.
Our cash and cash equivalents are held in numerous locations throughout the world, with $229.0 million within the Americas, $281.5 million within EMEA (predominantly within the UK, France, and Germany) and the remaining $49.6 million within Asia Pacific (predominantly within the Philippines and India) as of November 30, 2020. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.
Operating
For the three months ended November 30, 2020, net cash provided by operating was $89.3 million compared to $95.8 million during the same period a year ago, a decrease of $6.5 million. This decrease was primarily driven by the timing of lease incentive payments and certain working capital changes, offset by higher net income and cash generated from the operations of the business.
Investing
Net cash used in investing activities was $58.3 million in the three months ended November 30, 2020, representing a $31.2 million increase from the same period a year ago. This increase was due primarily to the acquisition of TVL for approximately $41.9 million in cash, net of cash acquired, partially offset by an $8.4 million decrease in capital expenditures. Capital expenditures decreased due to increased spend during the three months ended November 30, 2019, primarily related to the build-out of our new corporate headquarters in Norwalk, Connecticut compared to reduced spend during the three months ended November 30, 2020 primarily related to the build-out of our office space in the Philippines and capitalized internal-use software.

Financing
Net cash used by financing activities was $56.4 million in the three months ended November 30, 2020, representing a $38.6 million decrease in cash used by financing activities from the same period a year ago. The decrease was primarily due to a $41.3 million decrease in share purchases and a $1.3 million increase in proceeds from employee stock plans, partially offset by a $1.8 million increase in dividend payments.
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

	Three months ended November 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$89,276	$95,791
Capital expenditures(1)	(18,333)	(26,780)
Free cash flow	$70,943	$69,011
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported.
Free cash flow generated in the three months ended November 30, 2020 was $70.9 million, an increase of 2.8% compared to a year ago. Free cash flow increased $1.9 million year-over-year due to an $8.4 million decrease in capital expenditures, partially offset by a $6.5 million decrease in operating cash flows.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations, will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2020, we had total purchase commitments of $226.0 million. During the three months ended November 30, 2020 we entered into a software subscription agreement with total purchase commitment of approximately $10.0 million with a contract term of three years.
As disclosed earlier in the Liquidity and Capital Resources section of this MD&A, we entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of November 30, 2020. Refer to Note 11, Debt, in the notes to the Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q for a discussion of our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the first three months of fiscal 2021.
Off-Balance Sheet Arrangements
At November 30, 2020 and August 31, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency
Foreign Currency Exposure
Our investments in certain wholly-owned subsidiaries within the EMEA and Asia Pacific segments, where approximately 76% of our employees are located, are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries'

net assets or liabilities from their respective functional currencies into U.S. dollars, using an end of period exchange rate. The net translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
During the three months ended November 30, 2020, foreign currency movements increased operating income by $0.6 million, compared to a $1.0 million increase to operating income a year ago. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 75% over their respective hedged periods as of November 30, 2020. The current foreign currency forward contracts are set to mature at various points between the second quarter of fiscal 2021 through the first quarter of fiscal 2022.
As of November 30, 2020, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.3 billion and Rs2.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €36.3 million and £37.6 million, respectively.
A gain on derivatives of $0.3 million was recorded into operating income for the three months ended November 30, 2020, compared to a loss on derivatives of $0.7 million in the same period a year ago.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The accounting policies used in preparing our Consolidated Financial Statements for the first three months of fiscal 2021 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, with the exception of the accounting guidance adopted in the first quarter of fiscal 2021 related to the adoption of ASU 2016-03, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. Refer to Note 3, Recent Accounting Pronouncements of this Quarterly Report for further discussion.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. There were no significant changes in our critical accounting estimates during the first three months of fiscal 2021.
New Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, in the notes to the Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2020. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $14.8 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of November 30, 2020, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2020, with operating results held constant in local currencies, would result in a decrease in operating income by $40.5 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2020 would have increased the fair value of total assets by $68.5 million and equity by $42.2 million.
Volatility in the British Pound Sterling exchange rate remains a possibility in the short term as the UK continues the transition resulting from its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, the outcome of tariff, regulatory, and other negotiations. Refer to Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Item 1A, Risk Factors of our Annual Report on Form 10-K for further discussion on Brexit.
Refer to Note 6, Derivative Instruments in the Notes to the Company’s Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at November 30, 2020 was $578.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 3, Summary of Significant Accounting Policies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for more information on our cash and cash equivalents and investments policies.
Debt
As of November 30, 2020, we had long-term debt outstanding of $575.5 million, which included a principal balance of $575.0 million related to the 2019 Revolving Credit Facility. The 2019 Revolving Credit Facility bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance under the 2019 Revolving Credit Facility. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement. Refer to Note 11, Debt, in the Notes to the Company’s Consolidated Financial Statements included in Item 1. of this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt obligations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, including its principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, and the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS
There were no material changes during the first three months of fiscal 2021 to the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020, except for the "Brexit" section in the "Legal & Regulatory Risks" risk factor, as set out below.
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
Brexit
On January 31, 2020, the United Kingdom (the "UK") formally left the European Union (the "EU") when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU (the "Trade Agreement"). The Trade Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and the EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The UK and EU plan to put in place a regulatory dialogue on financial services based on a separate memorandum of understanding by March 2021. At this time, we cannot predict the impact that the Trade Agreement and any future agreements on services, particularly financial services, will have on our business and our clients, and it is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit and partner with our clients to help them navigate the possible changes in the UK-EU market. This uncertainty may have an impact on our clients’ expansion or spending plans, which may in turn negatively impact our revenue or growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended November 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
September 2020	14,000	$333.72	14,000	$254,323
October 2020	82,662	$327.08	80,800	$227,916
November 2020	41,866	$323.79	37,000	$215,851
Total	138,528		131,800
(1)Includes 131,800 shares purchased under the existing stock repurchase program, as well as 6,728 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock and exercise of stock options.
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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 6, 2021	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)