Form 10-Q
period 2021-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2021-04-05
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 31, 2021 was 37,852,172.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2021
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$391,788	$369,780	$779,993	$736,438
Operating expenses
Cost of services	195,523	176,218	383,611	341,175
Selling, general and administrative	80,132	87,305	159,219	175,820
Total operating expenses	275,655	263,523	542,830	516,995

Operating income	116,133	106,257	237,163	219,443

Other income (expense)
Interest expense, net	(1,814)	(2,661)	(2,843)	(5,792)
Other income (expense), net	347	(487)	578	(1,801)
Income before income taxes	114,666	103,109	234,898	211,850

Provision for income taxes	18,023	14,423	37,049	29,207
Net income	$96,643	$88,686	$197,849	$182,643

Basic earnings per common share	$2.55	$2.34	$5.21	$4.82
Diluted earnings per common share	$2.50	$2.30	$5.12	$4.73

Basic weighted average common shares	37,916	37,875	37,961	37,927
Diluted weighted average common shares	38,620	38,576	38,658	38,582
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2021	2020	2021	2020
Net income	$96,643	$88,686	$197,849	$182,643

Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges*	1,303	(208)	1,187	1,843
Foreign currency translation adjustments	9,277	(1,565)	9,610	6,222
Other comprehensive gain (loss)	10,580	(1,773)	10,797	8,065
Comprehensive income	$107,223	$86,913	$208,646	$190,708
*For the three and six months ended February 28, 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $441 thousand and a tax expense of $400 thousand, respectively. For the three months ended February 29, 2020, the net unrealized loss on cash flow hedges were net of a tax benefit of $73 thousand and for the six months ended February 29, 2020, the net unrealized gain on cash flow hedges were net of a tax expense of $641 thousand.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 28, 2021	August 31, 2020
ASSETS
Cash and cash equivalents	$602,684	$585,605
Investments	17,768	19,572
Accounts receivable, net of reserves of $5,903 at February 28, 2021 and $7,987 at August 31, 2020	171,574	155,011
Prepaid taxes	22,425	38,067
Prepaid expenses and other current assets	53,262	43,675
Total current assets	867,713	841,930
Property, equipment and leasehold improvements, net	132,871	133,102
Goodwill	746,041	709,703
Intangible assets, net	130,897	121,095
Lease right-of-use assets, net	256,028	248,929
Other assets	29,957	28,629
TOTAL ASSETS	$2,163,507	$2,083,388
LIABILITIES
Accounts payable and accrued expenses	$80,606	$82,094
Current lease liabilities	31,983	29,056
Accrued compensation	61,650	81,873
Deferred revenue	67,923	53,987
Dividends payable	29,141	29,283
Total current liabilities	271,303	276,293
Long-term debt	574,399	574,354
Deferred taxes	15,141	19,713
Deferred revenue, non-current	9,428	9,319
Taxes payable	29,789	27,739
Long-term lease liabilities	277,410	272,269
Other non-current liabilities	5,569	7,326
TOTAL LIABILITIES	$1,183,039	$1,187,013
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 40,943,660 and 40,767,708 shares issued, 37,844,998 and 38,030,252 shares outstanding at February 28, 2021 and August 31, 2020, respectively	409	408
Additional paid-in capital	989,918	939,067
Treasury stock, at cost: 3,098,662 and 2,737,456 shares at February 28, 2021 and August 31, 2020, respectively	(753,954)	(636,956)
Retained earnings	772,591	633,149
Accumulated other comprehensive loss	(28,496)	(39,293)
TOTAL STOCKHOLDERS’ EQUITY	$980,468	$896,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,163,507	$2,083,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197,849	$182,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,962	28,296
Amortization of lease right-of-use assets	21,517	20,510
Stock-based compensation expense	22,327	18,028
Deferred income taxes	(2,802)	(3,091)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(15,421)	(21,835)
Accounts payable and accrued expenses	(724)	10,356
Accrued compensation	(20,879)	(23,518)
Deferred fees	12,445	10,775
Taxes payable, net of prepaid taxes	16,688	(12,182)
Lease liabilities, net	(20,549)	(13,924)
Other, net	(11,477)	(598)
Net cash provided by operating activities	229,936	195,460

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(28,758)	(51,899)
Acquisition of business, net of cash and cash equivalents acquired	(41,916)	—
Purchases of investments	(1,250)	(2,236)
Proceeds from maturity or sale of investments	2,176	4,199
Net cash used in investing activities	(69,748)	(49,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(114,640)	(158,595)
Dividend payments	(58,186)	(54,363)
Proceeds from employee stock plans	28,526	50,487
Other financing activities	(2,359)	(1,586)
Net cash used by financing activities	(146,659)	(164,057)

Effect of exchange rate changes on cash and cash equivalents	3,550	2,222
Net increase (decrease) in cash and cash equivalents	17,079	(16,311)
Cash and cash equivalents at beginning of period	585,605	359,799
Cash and cash equivalents at end of period	$602,684	$343,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended February 28, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2020	40,884,113	$409	$968,375	2,875,984	$(682,224)	$705,089	$(39,076)	$952,573
Net income						96,643		96,643
Other comprehensive loss							10,580	10,580
Common stock issued for employee stock plans	58,550	—	10,533	318	(104)			10,429
Vesting of restricted stock	997	—		401	(131)			(131)
Repurchases of common stock				221,959	(71,495)			(71,495)
Stock-based compensation			11,010					11,010
Dividends declared						(29,141)		(29,141)
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468

For the Six Months Ended February 28, 2021
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						197,849		197,849
Other comprehensive income							10,797	10,797
Common stock issued for employee stock plans	157,009	1	28,524	318	(104)			28,421
Vesting of restricted stock	18,943	—		7,129	(2,254)			(2,254)
Repurchases of common stock				353,759	(114,640)			(114,640)
Stock-based compensation			22,327					22,327
Dividends declared						(58,407)		(58,407)
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468

For the Three Months Ended February 29, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2019	40,239,308	$402	$835,968	2,335,130	$(519,678)	$439,891	$(64,706)	$691,877
Net income						88,686		88,686
Other comprehensive income							(1,773)	(1,773)
Common stock issued for employee stock plans	211,943	3	31,306	43	(11)			31,298
Vesting of restricted stock	1,100	—		431	(119)			(119)
Repurchases of common stock				267,500	(74,172)			(74,172)
Stock-based compensation			8,214					8,214
Dividends declared						(27,251)		(27,251)
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760

For the Six Months Ended February 29, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						182,643		182,643
Other comprehensive loss							8,065	8,065
Common stock issued for employee stock plans	331,683	4	50,487	43	(11)			50,480
Vesting of restricted stock	16,476	—		6,209	(1,575)			(1,575)
Repurchases of common stock				610,500	(158,595)			(158,595)
Stock-based compensation			18,028					18,028
Dividends declared						(54,542)		(54,542)
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2021
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized the Company's content and multi-asset class solutions across each stage of the investment process. FactSet's goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting, in which the Company serves the front, middle, and back offices to drive productivity and improved performance. FactSet's flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization. FactSet is focused on growing the business through three segments: the Americas, EMEA, and Asia Pacific. Within each of these segments, the Company primarily delivers insight and information through the four workflow solutions of Research, Analytics and Trading, Content and Technology Solutions ("CTS"), and Wealth.
FactSet currently serves a wide range of financial professionals, including but not limited to portfolio managers, investment research professionals, investment bankers, risk and performance analysts, wealth advisors and corporate clients. FactSet provides both insights on global market trends and intelligence on companies and industries, as well as capabilities to monitor portfolio risk and performance and execute trades. The Company combines dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, open marketplace and digital portals and application programming interfaces ("APIs"). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, portfolio analytics, enterprise data, and research management.
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

COVID-19
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. FactSet is closely monitoring pandemic-related developments and has taken, and continues to take, numerous steps to address them. At the outset of the pandemic, FactSet required nearly all its employees to work remotely on a temporary basis and implemented global travel restrictions for employees. As local public health conditions have improved in some locations, FactSet has begun to re-open certain offices in a phased manner consistent with local regulations. The transition to remote working has not significantly affected financial results for the six months ended February 28, 2021. Since the situation surrounding the COVID-19 pandemic remains fluid, FactSet is actively managing its response and has assessed potential impacts to its financial position and operating results for the six months ended February 28, 2021. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, including the availability of COVID-19 vaccines, all of which are uncertain and difficult to predict.
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of February 28, 2021, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the six months ended February 28, 2021 that had a material impact on the Consolidated Financial Statements.
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
No other new accounting pronouncements issued or effective as of February 28, 2021 have had, or are expected to have, a material impact on the Company’s Consolidated Financial Statements.

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
The following table presents this disaggregation of revenue by geography:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2021	2020	2021	2020
Americas	$247,991	$232,731	$492,327	$464,061
EMEA	105,493	102,105	211,270	202,935
Asia Pacific	38,304	34,944	76,396	69,442
Total Revenue	$391,788	$369,780	$779,993	$736,438

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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 28, 2021 or August 31, 2020.
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2021 and August 31, 2020. The Company did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at February 28, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$251,858	$—	$—	$251,858
Mutual funds (2)	—	17,768	—	17,768
Derivative instruments (4)	—	3,169	—	3,169
Total assets measured at fair value	$251,858	$20,937	$—	$272,795

Liabilities
Derivative instruments (4)	$—	$3,711	$—	$3,711
Total liabilities measured at fair value	$—	$3,711	$—	$3,711

	Fair Value Measurements at August 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$276,852	$—	$—	$276,852
Mutual funds (2)	—	17,257	—	17,257
Certificates of deposit (3)	—	2,315	—	2,315
Derivative instruments (4)	—	3,644	—	3,644
Total assets measured at fair value	$276,852	$23,216	$—	$300,068

Liabilities
Derivative instruments (4)	$—	$5,773	$—	$5,773
Total liabilities measured at fair value	$—	$5,773	$—	$5,773

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
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease right-of-use ("ROU") assets, goodwill and intangible assets, and investments. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. The Company reviews goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. The Company monitors the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the six months ended February 28, 2021, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of February 28, 2021, and August 31, 2020, the fair value of the Company’s 2019 Revolving Credit Facility (as defined below in Note 11, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, the Company is exposed to movements in foreign currency exchange rates compared with the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes and limits counterparties to credit-worthy financial institutions. Refer to Note 12, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the six months ended February 28, 2021 or February 29, 2020, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.
As of February 28, 2021, FactSet maintained foreign currency forward contracts to hedge a portion of its British Pound Sterling, Euro, Indian Rupee and Philippine Peso exposures. FactSet entered into a series of forward contracts to mitigate its currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the third quarter of fiscal 2021 through the second quarter of fiscal 2022.

As of February 28, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.5 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €39.1 million and £40.4 million, respectively.
Interest Rate Swap Agreement
On March 5, 2020, FactSet entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of its outstanding debt under its 2019 Revolving Credit Facility (as defined below in Note 11, Debt). As of February 28, 2021, FactSet has borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to contractual one month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of February 28, 2021. Refer to Note 11, Debt, for further discussion on the 2019 Revolving Credit Facility. The variable interest rate on FactSet’s long-term debt can expose the Company to interest rate volatility arising from changes in LIBOR. Under the terms of the interest rate swap agreement, FactSet will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
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
The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	February 28, 2021	August 31, 2020
Foreign currency forward contracts	$164,373	$129,649
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$451,873	$417,149

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives designated as hedging instruments		Derivative Assets			Derivative Liabilities
	Balance Sheet Classification	February 28, 2021	August 31, 2020	Balance Sheet Classification	February 28, 2021	August 31, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,169	$3,644	Accounts payable and accrued expenses	$378	$93
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,889	1,861
	Other Assets	—	—	Other non-current liabilities	1,444	3,819
Total cash flow hedges		$3,169	$3,644		$3,711	$5,773

All derivatives were designated as hedging instruments as of February 28, 2021 and August 31, 2020.

Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2021 and February 29, 2020, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
	February 28,	February 29,		February 28,	February 29,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Foreign currency forward contracts	$1,879	$(630)	SG&A	$2,069	$(349)
Interest rate swap agreement	1,462	—	Interest expense, net	(472)	—
Total cash flow hedges	$3,341	$(630)		$1,597	$(349)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2021 and February 29, 2020, respectively:

(in thousands)	Gain Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
	February 28,	February 29,		February 28,	February 29,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Foreign currency forward contracts	$2,127	$1,402	SG&A	$2,886	$(1,082)
Interest rate swap agreement	1,406	—	Interest expense, net	(942)	—
Total cash flow hedges	$3,533	$1,402		$1,944	$(1,082)
As of February 28, 2021, the Company estimates that net pre-tax derivative gains of $0.9 million included in AOCL will be reclassified into earnings within the next 12 months. As of February 28, 2021, FactSet's cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2021, and August 31, 2020, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. ACQUISITION
Truvalue Labs, Inc.
On November 2, 2020, FactSet acquired all of the outstanding shares of Truvalue Labs, Inc. ("TVL") for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of environmental, social, and governance ("ESG") information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and nongovernmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances FactSet's commitment to providing industry leading access to ESG data across its platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. FactSet expects to finalize the allocation of the purchase price for TVL as soon as possible, but in any event, no later than one year from the acquisition date.

The preliminary estimated acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Estimated Acquisition Date Fair Value	Estimated Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$812
Amortizable intangible assets
Software technology	8,100	7 years	Straight-line
Client relationships	900	12 years	Straight-line
Trade names	2,800	15 years	Straight-line
Goodwill	30,058
Other non-current assets	5,299
Current liabilities	(3,069)
Other non-current liabilities	(2,984)
Total purchase price	$41,916
Goodwill totaling $30.1 million represents the excess of the TVL purchase price over the fair value of net assets acquired and is included in the Americas segment. Goodwill generated from the TVL acquisition is not deductible for income tax purposes. The results of operations of TVL have been included in the Company’s Consolidated Financial Statements, within the Americas segment, since the completion of the acquisition on November 2, 2020. Pro forma information has not been presented because the effect of the TVL acquisition is not material to the Company’s Consolidated Financial Statements.
8. GOODWILL
Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2021 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2020	$386,195	$320,427	$3,081	$709,703
Acquisitions	30,058	—	—	30,058
Foreign currency translations	—	6,299	(19)	6,280
Balance at February 28, 2021	$416,253	$326,726	$3,062	$746,041
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
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2021	2020	2021	2020
Income before income taxes	$114,666	$103,109	$234,898	$211,850
Provision for income taxes	$18,023	$14,423	$37,049	$29,207
Effective tax rate	15.7%	14.0%	15.8%	13.8%
FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. FactSet’s effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 28, 2021 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three and six months ended February 28, 2021 is further reduced by windfall tax benefits from stock-based compensation.
For the three months ended February 28, 2021, the provision for income taxes was $18.0 million, compared with $14.4 million for the same period a year ago. The provision increased due to higher pre-tax income and a net reduction in income tax benefits, with $2.8 million in net tax benefit for the three months ended February 28, 2021, compared with $4.7 million in the prior year comparable period. The net income tax benefits for the three months ended February 28, 2021 included $1.6 million related to windfall tax benefits from stock-based compensation and a $1.2 million foreign deferred tax benefit, compared with a $4.7 million net income tax benefit for the three months ended February 29, 2020 related to windfall tax benefits from stock-based compensation.
For the six months ended February 28, 2021, the provision for income taxes was $37.0 million, compared with $29.2 million from the same period a year ago. The provision increased due to higher pre-tax income and a net reduction in income tax benefits for the six months ended February 28, 2021 with net tax benefits of $5.8 million, compared with $10.6 million the same period a year ago. The net income tax benefits for the six months ended February 28, 2021 included $4.6 million related to windfall tax benefits from stock-based compensation and a $1.2 million of foreign deferred tax benefit, compared with net income tax benefits of $6.6 million related to windfall tax benefits from stock-based compensation and $4.0 million primarily driven by the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate and finalizing prior years' tax returns for the six months ended February 29, 2020.
10. LEASES
FactSet primarily leases real estate for office space under various operating lease agreements. FactSet reviews new arrangements at inception to evaluate whether the Company obtains substantially all the economic benefits of and has the right to control the use of an asset. If FactSet determines that an arrangement qualifies as a lease, a lease liability and a corresponding lease ROU asset are recognized on the lease commencement date. As of February 28, 2021, the Company’s leases have remaining terms ranging from less than one year to just over 14 years.
In determining the amount of lease payments used in measuring each lease ROU asset and lease liability, FactSet elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. FactSet did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. FactSet elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which FactSet recognizes over the expected lease term on a straight-line expense basis in occupancy costs (a component of selling, general and administrative ("SG&A") expense). The Company has also elected to apply the short-term lease exception to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. FactSet will recognize these lease payments on a straight-line basis over the lease term in Occupancy costs (a component of SG&A expense).

The adoption of the lease standard primarily related to the Company’s real estate operating leases. As of February 28, 2021, the Company recognized $256.0 million of Lease right-of-use assets, net (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) and combined Current and Long-term lease liabilities of $309.4 million in the Consolidated Balance Sheet. The lease ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised.
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
The following table reconciles FactSet’s future undiscounted cash flows related to the Company’s operating leases and the reconciliation to the Current and Long-term lease liabilities as of February 28, 2021:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2021 (remaining six months)	$22,125
2022	43,185
2023	40,119
2024	38,244
2025	36,386
Thereafter	198,535
Total	$378,594
Less: Imputed interest	69,201
Present value	$309,393
The components of lease cost related to the operating leases were as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in millions)	2021	2020	2021	2020
Operating lease cost[1]	$10.8	$9.8	$21.5	$20.4
Variable lease cost[2]	$4.3	$4.4	$7.7	$9.5
1.Operating lease costs included costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions elected by FactSet.
2.Variable lease costs were not included in the measurement of lease liabilities and primarily included variable non-lease costs and leases that qualified for the short-term lease exception. These variable non-lease costs included costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs relate to utilities, real estate taxes, insurance and maintenance.
The following table summarizes the Company's lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	February 28, 2021	August 31, 2020
Weighted average remaining lease term (in years)	9.7	10.1
Weighted average discount rate (IBR)	4.2%	4.2%

The following table summarizes supplemental cash flow information related to the Company's operating leases:

	Six Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$20.0	$19.7
Lease ROU assets obtained in exchange for lease liabilities	$5.8	$21.6

11. DEBT
FactSet’s debt obligations at February 28, 2021 and August 31, 2020 consisted of the following:

(in thousands)	February 28, 2021	August 31, 2020
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility debt issuance costs	(601)	(646)
Long-term debt	$574,399	$574,354
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
FactSet borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn as of February 28, 2021. FactSet is required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 28, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended February 28, 2021 and February 29, 2020, FactSet recorded interest expense on its outstanding debt, including the amortization of debt issuance costs, of $1.9 million and $3.8 million, respectively, net of the effects of the interest rate swap agreement. For the six months ended February 28, 2021 and February 29, 2020, FactSet recorded interest expense on its outstanding debt, including the amortization of debt issuance costs, of $4.0 million and $8.0 million, respectively, net of the effects of the interest rate swap agreement. Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under the Company's 2019 Revolving Credit Facility was 1.39% and 2.20% as of February 28, 2021 and August 31, 2020, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, FactSet incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that FactSet maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. The Company was in compliance with all covenants and requirements within the 2019 Credit Agreement as of February 28, 2021.

12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2020, the Company had total purchase commitments with suppliers of $226.0 million. During the first quarter of fiscal 2021, FactSet entered into a software subscription agreement with total purchase commitments of approximately $10.0 million with a contract term of three years. During the second quarter of fiscal 2021, FactSet increased its contractual spend commitment on a cloud hosting agreement by approximately $25.0 million over a contract term of five years. There were no other material changes in the Company’s purchase commitments during the six months ended February 28, 2021.
Letters of Credit
From time to time, FactSet is required to obtain letters of credit in the ordinary course of business. As of February 28, 2021 FactSet has approximately $2.8 million of standby letters of credit outstanding. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 11, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes, for further details. FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at February 28, 2021, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.
Sales Tax Matters
In August 2019, FactSet received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to prior tax periods. The Notice follows FactSet's previously disclosed response to a letter from the Commonwealth requesting additional sales information. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. The Company filed an appeal to the Notice and intends to contest any such assessment, if assessed, and continues to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of February 28, 2021. FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment; however, if FactSet does not prevail, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.
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

Concentrations of Credit Risk
Cash equivalents
Financial instruments that potentially subject FactSet to concentrations of credit risk consist primarily of cash and cash equivalents. The Company is exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. To mitigate associated concentration risk, FactSet utilizes multiple high-quality, credit-worthy financial institutions.
Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. The Company does not require collateral from its clients. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of FactSet’s total subscription revenue in any period presented. As of February 28, 2021, the receivable reserve was $5.9 million compared with $8.0 million as of August 31, 2020.
Derivative Instruments
FactSet's use of derivative instruments exposes the Company to credit risk to the extent counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, the Company limits counterparties to credit-worthy financial institutions and distributes contracts among these institutions to reduce the concentration of credit risk. FactSet does not expect any losses as a result of default of its counterparties.
Concentrations of Other Risk
Data Content Providers
FactSet relies on certain data sets where there are a limited number of suppliers. The Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which its clients access to perform their analysis. Two data suppliers each represented more than 10% of FactSet's total data costs for the six months ended February 28, 2021.
13. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Six Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
Balance, beginning of year at September 1, 2020 and 2019, respectively	38,030	38,118
Common stock issued for employee stock plans	176	348
Repurchase of common stock from employees(1)	(7)	(6)
Repurchase of common stock under the share repurchase program	(354)	(611)
Balance at February 28, 2021 and February 29, 2020, respectively	37,845	37,849
(1)For the six months ended February 28, 2021 and February 29, 2020, the Company repurchased 7,447 and 6,252 shares, or $2.4 million and $1.6 million of common stock, respectively, primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.

Share Repurchase Program
Repurchases of shares of common stock may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended February 28, 2021 and February 29, 2020, the Company repurchased 221,959 shares for $71.5 million and 267,500 shares for $74.2 million, respectively. For the six months ended February 28, 2021 and February 29, 2020, the Company repurchased 353,759 shares for $114.6 million and 610,500 shares for $158.6 million, respectively.
As of February 28, 2021, $144.4 million remained authorized for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
On March 23, 2021, the Board of Directors of FactSet approved a $205.6 million increase to the existing share repurchase program. Subsequent to this approval, a total of $350.0 million is available for future share repurchases.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the six months ended February 28, 2021, 18,943 shares of previously granted restricted stock vested and were included in common stock outstanding as of February 28, 2021 (recorded net of 7,129 shares repurchased from employees at a cost of $2.3 million to cover their cost of taxes upon vesting of the restricted stock). During the six months ended February 29, 2020, 16,476 shares of previously granted restricted stock vested and were included in common stock outstanding as of February 29, 2020 (recorded net of 6,209 shares repurchased from employees at a cost of $1.6 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following dividends in the six months of fiscal 2021 and 2020 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021

Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020
Future cash dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and are subject to final determination by the Company’s Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	February 28, 2021	August 31, 2020
Accumulated unrealized losses on cash flow hedges	$(404)	$(1,591)
Accumulated foreign currency translation adjustments	(28,092)	(37,702)
Total AOCL	$(28,496)	$(39,293)

14. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2021
Basic EPS
Income available to common stockholders	$96,643	37,916	$2.55
Diluted EPS
Dilutive effect of stock options and restricted stock		704
Income available to common stockholders plus assumed conversions	$96,643	38,620	$2.50
For the three months ended February 29, 2020
Basic EPS
Income available to common stockholders	$88,686	37,875	$2.34
Diluted EPS
Dilutive effect of stock options and restricted stock		701
Income available to common stockholders plus assumed conversions	$88,686	38,576	$2.30
For the six months ended February 28, 2021
Basic EPS
Income available to common stockholders	$197,849	37,961	$5.21
Diluted EPS
Dilutive effect of stock options and restricted stock		697
Income available to common stockholders plus assumed conversions	$197,849	38,658	$5.12
For the six months ended February 29, 2020
Basic EPS
Income available to common stockholders	$182,643	37,927	$4.82
Diluted EPS
Dilutive effect of stock options and restricted stock		655
Income available to common stockholders plus assumed conversions	$182,643	38,582	$4.73

Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 1,750 stock options excluded from the calculation of diluted EPS for the six months ended February 28, 2021, because their inclusion would have been anti-dilutive. For the six months ended February 29, 2020, the number of stock options excluded from calculation of diluted EPS was 18,065.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the six months ended February 28, 2021, there were 71,275 performance-based awards excluded from the calculation of diluted EPS. For the six months ended February 29, 2020, there were 36,501 performance-based awards excluded from the calculation of diluted EPS.
15. STOCK-BASED COMPENSATION
Stock-based Compensation
The Company recognized total stock-based compensation expense of $11.0 million and $8.2 million during the three months ended February 28, 2021 and February 29, 2020, respectively. During the six months ended February 28, 2021 and February 29, 2020, the Company recognized total stock-based compensation expense of $22.3 million and $18.0 million, respectively. As of February 28, 2021, $107.1 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.2 years. Stock-based compensation expense related to the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") was $0.5 million for both the three months ended February 28, 2021 and February 29, 2020. Stock-based compensation expense related to the ESPP was $1.0 million for each of the six months ended February 28, 2021 and February 29, 2020.
As of February 28, 2021, FactSet had 5.1 million share-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") and 0.2 million share-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated (the "Director Plan").
Employee Stock Option Awards
During the six months ended February 28, 2021, FactSet granted 409,476 stock options with a weighted average exercise price of $316.69 to existing employees of the Company, using the lattice-binomial option-pricing model. The majority of the stock options granted during the six months of fiscal 2021 related to the annual employee grant on November 9, 2020 under the LTIP. These stock option awards vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
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
Non-Employee Director Stock Option Grant
The Director Plan provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of February 28, 2021, shares available for future grant under the Director Plan were 237,749. The expiration date of the Director Plan is December 19, 2027.
On January 15, 2021, FactSet granted 12,137 stock options to the Company's non-employee directors, using the Black-Scholes option-pricing model with the following assumptions:

January 15, 2021 Grant Details
Risk-free interest rate	0.77%
Expected life (years)	6.9
Expected volatility	27.2%
Dividend yield	0.93%
Estimated fair value	$82.01
Exercise price	$318.20
Fair value as a percentage of exercise price	25.8%
Restricted Stock Units
During the six months ended February 28, 2021, FactSet granted 41,511 non-performance based restricted stock units ("RSUs") and 36,424 performance-based restricted stock units ("PRSUs"). RSUs and PRSUs granted during the period were primarily related to the annual employee grant on November 9, 2020. The RSUs and PRSUs granted had a weighted average grant date fair value of $306.36 under the LTIP. The RSUs and PRSUs granted to employees entitle the holders to shares of common stock as the units vest over time or the performance period, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of RSUs is measured by reducing the grant date price of FactSet's common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The majority of the RSUs granted vest 20% annually on the anniversary date of grant and are fully vested after five years and the majority of the granted PRSUs cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The remaining RSUs and PRSUs were granted to TVL employees as part of their transition to FactSet and vest 50% on the second anniversary of grant and 25% percent on each of the third and fourth anniversaries of grant, subject to the achievement of certain performance metrics for the PRSUs.
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
During the three months ended February 28, 2021, employees purchased 9,528 shares at a weighted average price of $263.18 compared with 11,493 shares at a weighted average price of $221.12 for the three months ended February 29, 2020. During the six months ended February 28, 2021, employees purchased 18,797 shares at a weighted average price of $274.72 compared with 22,652 shares at a weighted average price of $220.91 for the six months ended February 29, 2020. At February 28, 2021, the ESPP had 159,007 shares reserved for future issuance.
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
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in countries in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in countries in Asia and Australia. Segment revenue reflects sales to clients based in these respective geographic locations.
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

The following tables reflect the results of operations of the Company's segments as of February 28, 2021 and February 29, 2020:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2021
Revenue	$247,991	$105,493	$38,304	$391,788
Operating income	$53,614	$40,290	$22,229	$116,133
Capital expenditures	$8,219	$314	$1,892	$10,425

(in thousands)
For the three months ended February 29, 2020
Revenue	$232,731	$102,105	$34,944	$369,780
Operating income	$41,310	$42,664	$22,283	$106,257
Capital expenditures	$15,050	$349	$9,720	$25,119

(in thousands)
For the six months ended February 28, 2021	Americas	EMEA	Asia Pacific	Total
Revenue	$492,327	$211,270	$76,396	$779,993
Operating income	$109,989	$80,924	$46,250	$237,163
Capital expenditures	$17,779	$633	$10,346	$28,758

(in thousands)
For the six months ended February 29, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$464,061	$202,935	$69,442	$736,438
Operating income	$90,933	$83,882	$44,628	$219,443
Capital expenditures	$39,074	$1,517	$11,308	$51,899

The following table reflects the total assets for the Company's segments:

Segment Assets (in thousands)	February 28, 2021	August 31, 2020
Americas	$1,094,064	$1,111,600
EMEA	840,679	757,524
Asia Pacific	228,764	214,264
Total assets	$2,163,507	$2,083,388

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
Fiscal 2021 Second Quarter in Review
Revenue in the second quarter of fiscal 2021 was $391.8 million, an increase of 6.0% from the prior year period. Revenue increased across our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenue from each of our workflow solutions, mainly in Analytics and Trading and CTS. Organic revenue contributed to 4.9% of the growth during the second quarter of fiscal 2021, compared with the prior year period. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, the effects of foreign currency movements on the current year period and the amortization of deferred revenue fair value adjustments from purchase accounting. Refer to Non-GAAP Financial Measures in Item 2. of this Quarterly Report for a reconciliation between revenue and organic revenue.
As of February 28, 2021, organic annual subscription value ("organic ASV") plus professional services totaled $1.59 billion, an increase of 5.5% over February 29, 2020. Organic ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency movements on the current year period and professional services. Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific.
Operating income grew 9.3% and diluted earnings per share ("EPS") increased 8.7% for the three months ended February 28, 2021, compared with the prior year period. Operating margin increased to 29.6% during the three months ended February 28, 2021 compared with 28.7% in the prior year period. This increase in operating margin on a year-over-year basis was primarily due to revenue growth, a decrease in non-compensatory employee-related expenses and a reduction in professional fees, partially offset by higher computer-related expenses, employee compensation expenses and amortization of intangible assets, when expressed as a percentage of revenue.
As of February 28, 2021, our employee headcount was 10,660, up 7.8% in the past 12 months, due primarily to an increase in net new employees of 8.9% in Asia Pacific, 6.3% in the Americas and 4.9% in EMEA. Of our total employee headcount at February 28, 2021, 6,796 were located in Asia Pacific, 2,490 were located in the Americas, and 1,374 were located in EMEA.
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
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely on a temporary basis and implemented global travel restrictions for our employees. We believe our transition to remote working has been successful and has not significantly affected our financial results through February 28, 2021.
We are planning to re-open many of our offices during fiscal 2021, utilizing a three-phased approach to provide flexibility for employees with a focus on social distancing and safety. As local public health conditions have improved in some locations, we have begun to re-open certain offices in a phased manner consistent with local regulations. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied. There can be no assurances as to when we re-open our offices or that there will be no negative impacts arising from the return to the office environment.

As of February 28, 2021, there has been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities as many implement their own contingency plans. Since the start of the pandemic, we have increased our support desk resources to manage increased volumes and have extended additional web IDs to our clients in need of immediate remote access to financial data.
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
We have incurred, and may continue to incur, additional expenses in response to the COVID-19 pandemic, including costs to enable our employees to support our clients while working remotely. These additional expenses were not material to our second quarter fiscal 2021 results, and reductions in discretionary spending, particularly travel and entertainment, have more than offset these increased expenses. We believe that we have the ability to implement additional cost reduction efforts if necessary to mitigate the impact that any reduced revenues may have on our future operating income, through such methods as tighter management of headcount spending; reduction in variable third-party content costs in a manner consistent with client demand; and reduction of discretionary spending.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law to address the economic impact of the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and includes further relief and stimulus provisions to address economic concerns related to the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law and provides further economic relief and stimulus to deal with the economic impact of the COVID-19 pandemic. We continue to monitor any effects that may result from these Acts and other similar legislation or actions in geographies in which our business operates.
Key Metrics
Organic ASV + Professional Service
ASV at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently supplied to clients. Professional services are revenues derived from project-based consulting and implementation. Organic ASV plus professional services at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements on the current year period. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

The following table presents ASV plus Professional Services and calculation of the Organic ASV plus Professional Services as of February 28, 2021 and February 29, 2020.

(In millions)	As of February 28, 2021
As reported ASV plus Professional Services(1)	$1,597.6
Currency impact(2)	(0.1)
Acquisition ASV(3)	(4.9)
Organic ASV plus Professional Services total	$1,592.6
Total Organic ASV plus Professional Services growth rate	5.5%
(1)Includes $25.0 million in professional services fees as of February 28, 2021.
(2)The impact from foreign currency movements was excluded above to calculate total organic ASV.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of February 28, 2021, organic ASV plus professional services was $1.59 billion, an increase of 5.5% compared with February 29, 2020. The increase in year-over-year organic ASV was largely attributed to increased sales and price increases partially offset by cancellations by existing clients and increased sales to new clients.
Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics and Trading, mainly due to increased sales in our portfolio reporting, portfolio analytics, performance and risk management solutions, and in CTS, primarily from increased sales from core and premium content sets, specifically related to company financial data and data management solutions.
Segment Organic ASV
As of February 28, 2021, ASV from the Americas was $985.2 million, an increase from $925.6 million as of February 29, 2020. Americas organic ASV increased to $980.3 million as of February 28, 2021, a 5.9% increase compared with February 29, 2020.
As of February 28, 2021, ASV from EMEA was $427.6 million, an increase from $407.9 million as of February 29, 2020. EMEA organic ASV increased to $426.8 million as of February 28, 2021, a 3.7% increase compared with February 29, 2020.
As of February 28, 2021, Asia Pacific ASV was $159.8 million, an increase from $146.1 million as of February 29, 2020. Asia Pacific organic ASV increased to $160.4 million as of February 28, 2021, a 9.1% increase compared with February 29, 2020.
The increase in organic ASV across all our geographic segments was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The increased organic ASV in the Americas was primarily driven by increased sales for Analytics and Trading, followed by higher sales of CTS and Wealth. The EMEA organic ASV increase was mainly driven by higher sales of CTS and the Asia Pacific ASV increase was primarily due to increased sales of Analytics and Trading, Research and CTS.
Combined EMEA and Asia Pacific ASV represented 37.4% of total ASV as of February 28, 2021, consistent with February 29, 2020.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side organic ASV growth rates at February 28, 2021 were 5.5% and 6.3%, compared with February 29, 2020, respectively. Buy-side clients account for approximately 84% of our organic ASV, consistent with the prior year period, and primarily includes portfolio managers, analysts, traders, wealth managers, performance teams and risk and compliance teams at a variety of firms, such as traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds. The remainder of our organic ASV is derived from sell-side firms, primarily including investment bankers and private equity and research analysts.
Client and User Additions
The table below presents our total clients and users:

	As of February 28, 2021	As of February 29, 2020	Change
Clients(1)	6,103	5,688	7.3%
Users(2)	153,355	137,290	11.7%
(1)The client count includes clients with ASV of $10,000 and above.
(2)In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
Our total client count was 6,103 as of February 28, 2021, representing a net increase of 415 or 7.3% in the last 12 months. The client count includes clients with ASV of $10,000 and above. The increase was primarily due to an increase in wealth management and corporate clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.
As of February 28, 2021, there were 153,355 professionals using FactSet, representing a net increase of 16,065 or 11.7% in the last 12 months, driven primarily by an increase in wealth management professionals mainly due to entry into a contract with a new wealth management client. In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
Annual client retention was greater than 95% of ASV for the period ended February 28, 2021 and February 29, 2020. When expressed as a percentage of clients, annual retention increased to approximately 90% for the period ended February 28, 2021, compared with approximately 89% for the period ended February 29, 2020.
Returning Value to Stockholders
On February 5, 2021, our Board of Directors approved a regular quarterly dividend of $0.77 per share. The dividends declared of $29.1 million were paid on March 18, 2021 to common stockholders of record at the close of business on February 26, 2021. We repurchased 221,959 shares of common stock for $71.5 million during the second quarter of fiscal 2021 under our existing share repurchase program. For the six months ended February 28, 2021, we returned $172.8 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $269.9 million to stockholders in the form of share repurchases and dividends. As of February 28, 2021, $144.4 million remained authorized for future share repurchases.

On March 23, 2021, our Board of Directors approved a $205.6 million increase to the existing share repurchase program. Subsequent to this approval, $350.0 million is available for future share repurchases.
Capital Expenditures
Capital expenditures for the three months ended February 28, 2021 was $10.4 million, compared with $25.1 million for the three months ended February 29, 2020. The majority of our capital expenditures during the three months ended February 28, 2021 related to the development of internal-use software, compared to three months ended February 29, 2020, which primarily included the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India.

Capital expenditures for the six months ended February 28, 2021 was $28.8 million, compared with $51.9 million for the six months ended February 29, 2020. The majority of our capital expenditures during the six months ended February 28, 2021 related to the build-out of our office space in the Philippines and development of capitalized internal-use software, compared to the six months ended February 29, 2020, which primarily included the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2021 and February 29, 2020, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Change	February 28,	February 29,	Change
(in thousands, except per share data)	2021	2020		2021	2020
Revenue	$391,788	$369,780	6.0%	$779,993	$736,438	5.9%
Cost of services	$195,523	$176,218	11.0%	$383,611	$341,175	12.4%
Selling, general and administrative	$80,132	$87,305	(8.2)%	$159,219	$175,820	(9.4)%
Operating income	$116,133	$106,257	9.3%	$237,163	$219,443	8.1%
Net income	$96,643	$88,686	9.0%	$197,849	$182,643	8.3%
Diluted earnings per common share	$2.50	$2.30	8.7%	$5.12	$4.73	8.2%
Diluted weighted average common shares	38,620	38,576		38,658	38,582
Revenue
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Revenue for the three months ended February 28, 2021 was $391.8 million, an increase of 6.0%. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The increase in revenue was driven by all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific. The increase in segment revenue was due to increased revenue in our workflow solutions, most notably Analytics and Trading and CTS, compared with the prior year. Organic revenue increased to $389.2 million for the three months ended February 28, 2021, a 4.9% increase over the prior year period. The revenue growth of 6.0% was composed of organic revenue growth of 4.9%, a 60 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue and a 50 basis point increase from foreign currency exchange rate fluctuations.
Six months ended February 28, 2021 compared with six months ended February 29, 2020
Revenue for the six months ended February 28, 2021 was $780.0 million, an increase of 5.9%. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The increase in revenue was driven by all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific. The increase in segment revenue was due to increased revenue in our workflow solutions, driven primarily by Analytics and Trading and CTS, compared with the prior year. Organic revenue increased to $775.8 million for the six months ended February 28, 2021, a 5.0% increase over the prior year period. The revenue growth of 5.9% was reflective of organic revenue growth of 5.0%, a 50 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue and a 40 basis point increase from foreign currency exchange rate fluctuations.
Revenue by Operating Segment

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Change	February 28,	February 29,	Change
(in thousands)	2021	2020		2021	2020
Americas	$247,991	$232,731	6.6%	$492,327	$464,061	6.1%
% of revenue	63.3%	62.9%		63.1%	63.0%
EMEA	$105,493	$102,105	3.3%	$211,270	$202,935	4.1%
% of revenue	26.9%	27.6%		27.1%	27.6%
Asia Pacific	$38,304	$34,944	9.6%	$76,396	$69,442	10.0%
% of revenue	9.8%	9.5%		9.8%	9.4%

Consolidated	$391,788	$369,780	6.0%	$779,993	$736,438	5.9%

Three months ended February 28, 2021 compared with three months ended February 29, 2020
Revenue from our Americas segment increased 6.6% to $248.0 million during the three months ended February 28, 2021, compared with $232.7 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The revenue increase was driven by increased sales of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 6.6% was reflective of organic revenue growth of 5.8% and a 80 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue. Revenue from our Americas operations accounted for 63.3% of our consolidated revenue for the three months ended February 28, 2021, up from 62.9% in the prior year period.

EMEA revenue increased 3.3% to $105.5 million during the three months ended February 28, 2021, compared with $102.1 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This increase was driven by increased sales of our workflow solutions, mainly in CTS and Analytics and Trading. The revenue growth of 3.3% was reflective of organic revenue growth of 1.5%, a 130 basis point increase from foreign currency exchange rate fluctuations and a 50 point basis point increase from deferred revenue fair value adjustments from purchase accounting.

Asia Pacific revenue increased 9.6% to $38.3 million during the three months ended February 28, 2021, compared with $34.9 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This increase was driven by increased sales of our workflow solutions, primarily in Analytics and Trading. The revenue growth of 9.6% was reflective of organic revenue growth of 8.7% and a 90 basis point increase from foreign currency exchange rate fluctuations.

Six months ended February 28, 2021 compared with six months ended February 29, 2020
Revenue from our Americas segment increased 6.1% to $492.3 million during the six months ended February 28, 2021, compared with $464.1 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was due mainly to increased sales of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 6.1% was due to organic revenue growth of 5.5% and a 60 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue. Revenue from our Americas operations accounted for 63.1% of our consolidated revenue for the six months ended February 28, 2021, consistent with the prior year period of 63.0%.
EMEA revenue increased 4.1% to $211.3 million during the six months ended February 28, 2021, compared with $202.9 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was due mainly to increased sales of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 4.1% was driven by organic revenue growth of 2.5%, a 110 basis point increase from foreign currency exchange rate fluctuations and a 50 point basis point increase from deferred revenue fair value adjustments from purchase accounting.

Asia Pacific revenue increased 10.0% to $76.4 million during the six months ended February 28, 2021, compared with $69.4 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The revenue growth was due mainly to increased sales of our workflow solutions, primarily in Analytics and Trading. The revenue growth of 10.0% was due mainly to organic revenue growth of 9.3% and a 70 basis point increase from foreign currency exchange rate fluctuations.

Revenue by Workflow Solution
Three months ended February 28, 2021 compared with three months ended February 29, 2020
The revenue growth of 6.0% across our operating segments was primarily driven by increased revenue from sales of Analytics and Trading and CTS for the three months ended February 28, 2021, compared with the same period a year ago. The revenue increase from Analytics and Trading was primarily due to increased demand for our portfolio reporting, performance and risk management solutions. The increase in CTS revenue was driven mainly by higher sales of core and premium content sets, specifically related to company financial data and data management.
Six months ended February 28, 2021 compared with six months ended February 29, 2020
The revenue growth of 5.9% across our operating segments for the six months ended February 28, 2021 compared with the same period a year ago was primarily driven by increased sales of Analytics and Trading and CTS. The increase in Analytics and Trading revenue was mainly due to increased sales of our portfolio reporting, risk management and performance solutions. CTS revenue growth was driven mainly by increased sales of core and premium content sets, specifically related to company financial data and data management solutions.
Operating Expenses

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Change	February 28,	February 29,	Change
(in thousands)	2021	2020		2021	2020
Cost of services	$195,523	$176,218	11.0%	$383,611	$341,175	12.4%
Selling, general and administrative	80,132	87,305	(8.2)%	159,219	175,820	(9.4)%
Total operating expenses	$275,655	$263,523	4.6%	$542,830	$516,995	5.0%

Operating Income	$116,133	$106,257	9.3%	$237,163	$219,443	8.1%
Operating Margin	29.6%	28.7%		30.4%	29.8%
Cost of Services
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Cost of services increased 11.0% to $195.5 million for the three months ended February 28, 2021, compared with $176.2 million in the same period a year ago, primarily due to an increase in employee compensation expense and computer-related expenses.

Cost of services, when expressed as a percentage of revenue, was 49.9% for the three months ended February 28, 2021, an increase of 230 basis points compared with the same period a year ago. This increase was primarily due to an increase in computer-related expenses, employee compensation expense, including stock-based compensation, and intangible asset amortization, when expressed as a percentage of revenue. Computer-related expenses increased 120 basis points, primarily driven by increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased 40 basis points, primarily driven by a net increase in employee headcount of 768 employees, most of whom are located in lower cost locations, with the majority of their salaries included in cost of services. Employee compensation expense also increased due to higher annual base salaries, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Intangible asset amortization increased 40 basis points mainly due to a higher investment in capitalized internal-use software that has been placed in service and amortization of intangible assets from the Truvalue Labs, Inc. ("TVL") acquisition.

Six months ended February 28, 2021 compared with six months ended February 29, 2020
For the six months ended February 28, 2021, cost of services increased 12.4% to $383.6 million compared with $341.2 million in the same period a year ago, primarily due to an increase in employee compensation expense and computer-related expenses.

Cost of services, when expressed as a percentage of revenue, was 49.2% for the six months ended February 28, 2021, a increase of 290 basis points compared with the same period a year ago. This increase was primarily driven by an increase in computer-related expenses, employee compensation expense and amortization of intangible assets, when expressed as a percentage of revenue. Computer-related expenses increased 150 basis points primarily due to increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased 100 basis points, primarily driven by a net increase in employee headcount, most of whom are located in lower cost locations, higher annual base salaries and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Intangible asset amortization increased 40 basis points mainly due to a higher investment in capitalized internal-use software that has been placed in service and amortization of intangible assets from the TVL acquisition.
Selling, General and Administrative
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Selling, general and administrative ("SG&A") expenses decreased 8.2% to $80.1 million for the three months ended February 28, 2021, compared with $87.3 million for the same period a year ago, primarily due to a decrease in non-compensatory employee-related expenses and professional fees, partially offset by higher employee compensation expense.

SG&A expenses, when expressed as a percentage of revenue, were 20.5% for the three months ended February 28, 2021, a decrease of 320 basis points over the prior year period. This decrease was primarily driven by a reduction in non-compensatory employee-related expenses and lower professional fees, partially offset by an increase in employee compensation expense. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased 230 basis points mainly due to restrictions and impacts related to the COVID-19 pandemic as most employees continue to work from home. Professional fees decreased 100 basis points primarily due to the completion of certain projects to support our technology plan and business transformation activities. Employee compensation expense increased 60 basis points, primarily due to higher annual base salaries, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects.

Six months ended February 28, 2021 compared with six months ended February 29, 2020
For the six months ended February 28, 2021, SG&A expenses decreased 9.4% to $159.2 million, compared with $175.8 million for the same period a year ago, primarily due to a decrease in non-compensatory employee-related expenses and a net gain from foreign currency fluctuations, partially offset by an increase in employee compensation expense, including stock-based compensation costs.

SG&A expenses, expressed as a percentage of revenue, were 20.4% for the six months ended February 28, 2021, a decrease of 350 basis points over the prior year period. This decrease was primarily driven by a reduction in non-compensatory employee-related expenses and lower professional fees, partially offset by an increase in stock-based compensation. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased 260 basis points mainly due to restrictions and impacts related to the COVID-19 pandemic as most employees continue to work from home. Professional fees decreased 40 basis points primarily due to lower tax consulting fees. Stock-based compensation costs increased 40 basis points due to the accelerated recognition of expense associated with certain retirement provisions in our employee equity award plan.
Operating Income and Operating Margin
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Operating income increased 9.3% to $116.1 million for the three months ended February 28, 2021 compared with $106.3 million in the prior year. Operating income increased due to higher revenue and a reduction in non-compensatory employee-related expenses and professional fees, partially offset by an increase in employee compensation expense and computer-related expenses compared with the prior year period. The impact of foreign currency decreased operating income by $1.4 million year over year.
Operating margin increased to 29.6% during the three months ended February 28, 2021 compared with 28.7% in the prior year period. This increase in operating margin on a year-over-year basis was primarily due to revenue growth, a decrease in non-compensatory employee-related expenses and a reduction in professional fees, partially offset by higher computer-related expenses, employee compensation expenses and amortization of intangible assets, when expressed as a percentage of revenue.
Six months ended February 28, 2021 compared with six months ended February 29, 2020
Operating income increased 8.1% to $237.2 million for the six months ended February 28, 2021 compared with $219.4 million in the prior year period. Operating income increased due to increased revenue and a reduction in non-compensatory employee-related expenses, partially offset by an increase in employee compensation expense, including stock-based compensation, and computer-related expenses.
Operating margin increased to 30.4% for the six months ended February 28, 2021 compared with 29.8% in the prior year period. The increase in operating margin on a year-over-year basis was primarily due to revenue growth, a reduction in non-compensatory employee-related costs and lower professional fees, partially offset by higher computer-related expenses, employee compensation costs, including stock-based compensation, and amortization of intangible assets, when expressed as a percentage of revenue.
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

Each segment records compensation expense (including stock-based compensation), depreciation of furniture and fixtures, amortization of lease right-of-use ("ROU") assets, leasehold improvements and intangible assets, as well as communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines and Latvia, benefit all our operating segments, and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue. Refer to Note 16, Segment Information for financial information, including revenues, operating income and long-lived assets for each of our segments.

Operating Income by Segment

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Change	February 28,	February 29,	Change
(in thousands)	2021	2020		2021	2020
Americas	$53,614	$41,310	29.8%	$109,989	$90,933	21.0%
EMEA	40,290	42,664	(5.6)%	80,924	83,882	(3.5)%
Asia Pacific	22,229	22,283	(0.2)%	46,250	44,628	3.6%
Total Operating Income	$116,133	$106,257	9.3%	$237,163	$219,443	8.1%
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Americas operating income increased 29.8% to $53.6 million during the three months ended February 28, 2021 compared with $41.3 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 6.6%, inclusive of our annual price increase, a decrease in non-compensatory employee-related expenses, lower professional fees and a net gain on hedging activities, partially offset by an increase in computer-related expenses and employee compensation expense. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Professional fees decreased primarily due to the completion of certain projects to support our technology plan and business transformation activities. Computer-related expenses increased primarily due to increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased mainly due to a net increase in employee headcount of 148 employees, higher annual base salaries and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects.
EMEA operating income decreased 5.6% to $40.3 million during the three months ended February 28, 2021 compared with $42.7 million in the same period a year ago. The decrease in EMEA operating income was primarily due to higher employee compensation expense, partially offset by revenue growth of 3.3%, inclusive of our annual price increase, and a decrease in non-compensatory employee-related expenses. Employee compensation expense increased mainly due to a net increase in employee headcount of 64 employees and higher annual base salaries. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic.
Asia Pacific operating income decreased 0.2% to $22.2 million during the three months ended February 28, 2021, compared with $22.3 million in the same period a year ago. The decrease in the Asia Pacific operating income was mainly due to higher employee compensation expense and occupancy costs, partially offset by revenue growth of 9.6%, inclusive of our annual price increase, and a decrease in non-compensatory employee-related expenses. Employee compensation expense increased mainly due to a net increase in employee headcount of 556 employees and higher annual base salaries. Occupancy costs primarily increased due to higher rental costs associated with consolidating our office locations to one new leased office space. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic.
Six months ended February 28, 2021 compared with six months ended February 29, 2020
Americas operating income increased 21.0% to $110.0 million during the six months ended February 28, 2021 compared with $90.9 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 6.1%, inclusive of our annual price increase, a decrease in non-compensatory employee-related expenses, a net gain on hedging activities and a reduction in occupancy costs, partially offset by an increase in computer-related expenses and employee compensation costs. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Occupancy costs decreased primarily due to concurrent lease expenses related to our new and prior corporate headquarters in Norwalk, Connecticut incurred during the six months ended February 29, 2020, before relinquishing possession of our previous headquarters. Computer-related expenses increased primarily due to increased technology investments, including costs from cloud-based hosting and licensed software arrangements. Employee compensation expense increased mainly due to a net increase in employee headcount, higher annual base salaries, and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects.

EMEA operating income decreased 3.5% to $80.9 million during the six months ended February 28, 2021 compared with $83.9 million in the same period a year ago. The decrease in EMEA operating income was primarily due to an increase in employee compensation expense, partially offset by revenue growth of 4.1%, inclusive of our annual price increase, and a decrease in non-compensatory employee-related expenses. Employee compensation expense increased mainly due to a net increase in employee headcount, higher annual base salaries and an increase in year-over-year variable compensation. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic.
Asia Pacific operating income increased 3.6% to $46.3 million during the six months ended February 28, 2021, compared with $44.6 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to revenue growth of 10.0%, inclusive of our annual price increase, and a decrease in non-compensatory employee-related expenses, partially offset by an increase in employee compensation expense and occupancy costs. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense increased mainly due to a net increase in employee headcount and higher annual base salaries. Occupancy costs primarily increased due to higher rental costs associated with consolidating our office locations to one new leased office space.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended			Six Months Ended
	February 28,	February 29,	Change	February 28,	February 29,	Change
(in thousands, except for per share data)	2021	2020		2021	2020
Provision for income taxes	$18,023	$14,423	25.0%	$37,049	$29,207	26.8%
Net income	$96,643	$88,686	9.0%	$197,849	$182,643	8.3%
Diluted earnings per common share	$2.50	$2.30	8.7%	$5.12	$4.73	8.2%
Income Taxes
Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 28, 2021 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three and six months ended February 28, 2021 is further reduced by windfall tax benefits from stock-based compensation.
Three months ended February 28, 2021 compared with three months ended February 29, 2020
For the three months ended February 28, 2021, the provision for income taxes was $18.0 million, compared with $14.4 million for the same period a year ago. The provision increased due to higher operating income and a net reduction in income tax benefits, with $2.8 million in net tax benefit for the three months ended February 28, 2021, compared with $4.7 million in the prior year comparable period. The net income tax benefits for the three months ended February 28, 2021 included $1.6 million related to windfall tax benefits from stock-based compensation and a $1.2 million foreign deferred tax benefit, compared with a $4.7 million net income tax benefit for the three months ended February 29, 2020 related to windfall tax benefits from stock-based compensation.

Six months ended February 28, 2021 compared with six months ended February 29, 2020
For the six months ended February 28, 2021, the provision for income taxes was $37.0 million, compared with $29.2 million from the same period a year ago. The provision increased due to higher operating income and a net reduction in income tax benefits for the six months ended February 28, 2021 with net tax benefits of $5.8 million, compared with $10.6 million the same period a year ago. The net income tax benefits for the six months ended February 28, 2021 included $4.6 million related to windfall tax benefits from stock-based compensation and a $1.2 million foreign deferred tax benefit, compared with net income tax benefits of $6.6 million related to windfall tax benefits from stock-based compensation and $4.0 million primarily driven by the remeasurement of a foreign net deferred tax position due to changes in the jurisdiction's tax rate and finalizing prior years' tax returns for the six months ended February 29, 2020.
Net Income and Diluted Earnings per Share
Three months ended February 28, 2021 compared with three months ended February 29, 2020
Net income increased 9.0% to $96.6 million and diluted earnings per share ("EPS") increased 8.7% to $2.50 for the three months ended February 28, 2021, compared with the same period a year ago. Net income and diluted EPS increased primarily due to increased operating income, partially offset by an increase in the provision for income taxes.
Six months ended February 28, 2021 compared with six months ended February 29, 2020
Net income increased 8.3% to $197.8 million and diluted EPS increased 8.2% to $5.12 for the six months ended February 28, 2021, compared with the same period a year ago. Net income and diluted EPS increased primarily due to increased operating income and a reduction in interest expense, partially offset by an increase in the provision for income taxes. Interest expense decreased compared with the prior year period due to a reduction in LIBOR.
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
The table below provides an unaudited reconciliation of revenue to adjusted revenue and organic revenue.

	Three Months Ended
	February 28,	February 29,	Change
(In thousands)	2021	2020
Revenue	$391,788	$369,780	6.0%
Deferred revenue fair value adjustment(1)	181	1,188
Adjusted Revenue	391,969	370,968	5.7%
Acquired revenue(2)	(1,175)	—
Currency impact(3)	(1,627)	—
Organic Revenue	$389,167	$370,968	4.9%
(1)Amortization of deferred revenue fair value adjustment from purchase accounting
(2)Revenues from acquisitions completed within the last 12 months
(3)Foreign currency movements over the past 12 months

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended
	February 28,	February 29,
(In thousands, except per share data)	2021	2020	Change
Operating income	$116,133	$106,257	9.3%
Deferred revenue fair value adjustment	181	1,188
Intangible asset amortization	5,914	5,143
Transformation costs (1)	4,654	4,684
Restructuring / severance	961	(418)
Real estate charges	—	1,068
Adjusted operating income	$127,843	$117,922	8.4%
Operating margin	29.6%	28.7%
Adjusted operating margin(2)	32.6%	31.8%

Net income	$96,643	$88,686	9.0%
Deferred revenue fair value adjustment	148	966
Intangible asset amortization	4,843	4,183
Transformation costs(1)	3,813	4,138
Restructuring / severance	787	(369)
Real estate charges	—	943
Non-core investment income	—	(199)
Income tax items(3)	(1,154)	—
Adjusted net income(4)	$105,080	$98,348	6.8%

Diluted earnings per common share	$2.50	$2.30	8.7%
Deferred revenue fair value adjustment	0.00	0.03
Intangible asset amortization	0.13	0.11
Transformation costs(1)	0.10	0.10
Restructuring / severance	0.02	(0.01)
Real estate charges	—	0.02
Non-core investment income	—	0.00
Income tax items(3)	(0.03)	—
Adjusted diluted earnings per common share(4)	$2.72	$2.55	6.7%
Weighted average common shares (Diluted)	38,620	38,576
(1)Costs primarily associated with professional fees for third parties to help implement technology, processes and solutions across the organization for various projects.
(2)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenue as shown in the organic revenue table above.
(3)Income tax items for the three months ended February 28, 2021 reflects a one-time foreign deferred tax benefit.
(4)For purposes of calculating adjusted net income and adjusted diluted earnings per share, intangible asset amortization, deferred revenue fair value adjustments and other items were taxed at the annual effective tax rates of 16.9% for fiscal 2021 and 14.1% for fiscal 2020.

Liquidity and Capital Resources
Our primary sources of liquidity have been our cash flows generated from our operations, existing cash and cash equivalents and, when needed, our credit capacity under our existing credit facility. We use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements for operations and capital expenditures, investments, acquisitions, dividend payments, and repurchases of our common stock. Based on past performance and current expectations, we believe our liquidity, along with other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future.
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
As of February 28, 2021, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of February 28, 2021. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 28, 2021 and August 31, 2020. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of February 28, 2021. The variable rate of interest on the 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.39% for the six months ended February 28, 2021. The weighted average interest rate for the fiscal year ended August 31, 2020 was 2.20%. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of February 28, 2021.
Uses of Liquidity
Returning Value to Shareholders
For the six months ended February 28, 2021, we returned $172.8 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $269.9 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Repurchases of shares of our common stock may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the three months ended February 28, 2021, we repurchased 221,959 shares for $71.5 million under our existing share repurchase program compared with 267,500 shares for $74.2 million in the same period a year ago. During the six months ended February 28, 2021, we repurchased 353,759 shares for $114.6 million under our existing share repurchase program compared with 610,500 shares for $158.6 million in the same period a year ago. As of February 28, 2021, $144.4 million remained available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.

On March 23, 2021, our Board of Directors approved a $205.6 million increase to the existing share repurchase program. Subsequent to this approval, $350.0 million is available for future share repurchases.
Dividends
On February 5, 2021, our Board of Directors approved a regular quarterly dividend of $0.77 per share. The dividends declared of $29.1 million were paid on March 18, 2021, to common stockholders of record at the close of business on February 26, 2021. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Acquisitions
On November 2, 2020, FactSet acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of ESG information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and nongovernmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances FactSet's commitment to providing industry leading access to ESG data across its platforms. Refer to Note 7, Acquisition for further discussion of the TVL acquisition.
Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
Net cash provided by operating activities	$229,936	$195,460
Net cash used in investing activities	(69,748)	(49,936)
Net cash used by financing activities	(146,659)	(164,057)
Effect of exchange rate changes on cash and cash equivalents	3,550	2,222
Net increase (decrease) in cash and cash equivalents	$17,079	$(16,311)
Cash and cash equivalents aggregated to $602.7 million as of February 28, 2021, compared with $585.6 million as of August 31, 2020. Our cash and cash equivalents increased $17.1 million during the six months ended of fiscal 2021, primarily due to inflows of $229.9 million of net cash provided by operating activities and $28.5 million in proceeds from the exercise of employee stock options, partially offset by cash outflows of $114.6 million in share repurchases, $58.2 million in dividend payments, $41.9 million for the acquisition of a business, and $28.8 million of capital expenditures.
Our cash and cash equivalents are held in numerous locations throughout the world, with $280.2 million within the Americas, $265.9 million within EMEA (predominantly within the UK, France, and Germany) and the remaining $56.6 million within Asia Pacific (predominantly within India and the Philippines) as of February 28, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.
Operating
For the six months ended February 28, 2021, net cash provided by operating activities was $229.9 million compared with $195.5 million during the same period a year ago, an increase of $34.5 million. This increase was primarily driven by higher net income and cash generated from the operations of the business and the timing of tax payments in certain jurisdictions, partially offset by certain working capital changes and the timing of lease incentive payments.
Investing
Net cash used in investing activities was $69.7 million in the six months ended February 28, 2021, representing a $19.8 million increase from the same period a year ago. This increase was due primarily to the acquisition of TVL for approximately $41.9 million in cash, net of cash acquired, partially offset by a $23.1 million decrease in capital expenditures. Capital expenditures decreased due to a reduction in spend related to the build-out of our office space in the Philippines during the six months ended February 28, 2021, compared to the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in

India during the prior year period, partially offset by increased expenditures related to the development of capitalized internal-use software during the six months ended February 28, 2021, compared to the same period a year ago.
Financing
Net cash used by financing activities was $146.7 million in the six months ended February 28, 2021, representing a $17.4 million favorable change in cash used by financing activities from the same period a year ago. Financing activities were positively impacted by a $44.0 million decrease in share repurchases, partially offset by a $22.0 million decrease in proceeds from employee stock plans and a $3.8 million increase in dividend payments.
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

	Six Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
Net cash provided by operating activities	$229,936	$195,460
Capital expenditures(1)	(28,758)	(51,899)
Free cash flow	$201,178	$143,561
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported.
Free cash flow generated in the six months ended February 28, 2021 was $201.2 million, an increase of 40.1% compared with a year ago. Free cash flow increased $57.6 million year-over-year due to a $23.1 million decrease in capital expenditures and a $34.5 million increase in operating cash flows.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations, will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2020, we had total purchase commitments of $226.0 million. During the first quarter of fiscal 2021, we entered into a software subscription agreement with a total purchase commitment of approximately $10.0 million over a contract term of three years. During the second quarter of fiscal 2021, we increased our contractual spend commitment on a cloud hosting agreement by approximately $25.0 million over a contract term of five years.
As disclosed earlier in the Liquidity and Capital Resources section of this MD&A, we entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of February 28, 2021. Refer to Note 11, Debt, in the notes to the Consolidated Financial Statements included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q for a discussion of our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the six months ended February 28, 2021.
Off-Balance Sheet Arrangements
At February 28, 2021 and August 31, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Foreign Currency
Foreign Currency Exposure
Our investments in certain wholly-owned subsidiaries within the EMEA and Asia Pacific segments, where approximately 77% of our employees are located, are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries' net assets or liabilities from their respective functional currencies into U.S. dollars, using an end of period exchange rate. The net translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
During the three months ended February 28, 2021, foreign currency movements decreased operating income by $1.4 million, compared with a $0.2 million increase to operating income a year ago. During the six months ended February 28, 2021, foreign currency movements decreased operating income by $0.8 million, compared with a $1.2 million increase to operating income a year ago. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 75% over their respective hedged periods as of February 28, 2021. The current foreign currency forward contracts are set to mature at various points between the third quarter of fiscal 2021 through the second quarter of fiscal 2022.
As of February 28, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.5 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €39.1 million and £40.4 million, respectively.
A gain on foreign currency forward contracts of $2.1 million was recorded into operating income for the three months ended February 28, 2021, compared with a loss on forward currency forward contracts of $0.3 million in the same period a year ago. For the six months ended February 28, 2021, a gain on forward currency forward contracts of $2.9 million was recorded into operating income, compared with a loss on forward currency forward contracts of $1.1 million in the prior year period.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The accounting policies used in preparing our Consolidated Financial Statements for the six months ended fiscal 2021 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, with the exception of the accounting guidance adopted in the first quarter of fiscal 2021 related to the adoption of ASU 2016-03, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. Refer to Note 3, Recent Accounting Pronouncements of this Quarterly Report for further discussion.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. There were no significant changes in our critical accounting estimates during the six months ended February 28, 2021.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2021. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $15.2 million. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of February 28, 2021, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2021, with operating results held constant in local currencies, would result in a decrease in operating income by $39.8 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2021 would have increased the fair value of total assets by $71.4 million and equity by $44.5 million.
Volatility in the British Pound Sterling exchange rate remains a possibility in the short term as the UK continues the transition resulting from its exit from the European Union ("Brexit"). In the longer term, any impact from Brexit will depend on, in part, the outcome of tariff, regulatory, and other negotiations. Refer to Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Item 1A, Risk Factors of our Annual Report on Form 10-K for further discussion on Brexit.
Refer to Note 6, Derivative Instruments in the Notes to the Company’s Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at February 28, 2021 was $620.5 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 3, Summary of Significant Accounting Policies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for more information on our cash and cash equivalents and investments policies.
Debt
As of February 28, 2021, we had long-term debt outstanding of $574.4 million, which included a principal balance of $575.0 million related to the 2019 Revolving Credit Facility. The 2019 Revolving Credit Facility bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance under the 2019 Revolving Credit Facility. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement. Refer to Note 11, Debt, in the Notes to the Company’s Consolidated Financial Statements included in Item 1. of this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt obligations.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS
There were no material changes during the six months ended February 28, 2021 to the risk factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2020, except for the "Brexit" section in the "Legal & Regulatory Risks" risk factor, as set out below.
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
Brexit
On January 31, 2020, the United Kingdom (the "UK") formally left the European Union (the "EU") when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU (the "Trade Agreement"). The Trade Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and the EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The UK and EU have agreed on the framework for voluntary regulatory cooperation and dialogue on financial services issues between the UK and the EU in a Memorandum of Understanding which was agreed in March 2021 and which is expected to be signed after formal steps are completed. At this time, we cannot predict the impact that the Trade Agreement and any future agreements on services, particularly financial services, will have on our business and our clients, and it is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit and partner with our clients to help them navigate the possible changes in the UK-EU market. This uncertainty may have an impact on our clients’ expansion or spending plans, especially with regard to any equivalence decisions, which may in turn negatively impact our revenue or growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended February 28, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
December 2020	41,020	$329.51	40,659	$202,454
January 2021	116,149	$323.18	115,800	$165,029
February 2021	65,509	$315.61	65,500	$144,356	(3)
Total	222,678		221,959
(1)Includes 221,959 shares purchased under the existing stock repurchase program, as well as 719 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards and the exercise price due upon the exercise of stock option awards.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
(3)On March 23, 2021, the Board of Directors of FactSet approved a $205.6 million increase to the existing share repurchase program. Subsequent to this approval, a total of $350.0 million is available for future share repurchases.
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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 5, 2021	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)