Form 10-Q
period 2021-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2021-07-02
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 25, 2021 was 37,779,643.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2021
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

Special Note Regarding Forward-Looking Statements
We have made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2021, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues	$399,558	$374,083	$1,179,551	$1,110,521
Operating expenses
Cost of services	205,257	170,703	588,868	511,878
Selling, general and administrative	76,599	81,740	235,818	257,560
Total operating expenses	281,856	252,443	824,686	769,438

Operating income	117,702	121,640	354,865	341,083

Other income (expense)
Interest expense, net	(1,839)	(2,211)	(4,682)	(8,003)
Other expense, net	(1,587)	(289)	(1,009)	(2,090)
Income before income taxes	114,276	119,140	349,174	330,990

Provision for income taxes	13,597	17,924	50,646	47,131
Net income	$100,679	$101,216	$298,528	$283,859

Basic earnings per common share	$2.66	$2.67	$7.87	$7.49
Diluted earnings per common share	$2.62	$2.63	$7.73	$7.36

Basic weighted average common shares	37,806	37,885	37,910	37,912
Diluted weighted average common shares	38,488	38,481	38,602	38,548
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2021	2020	2021	2020
Net income	$100,679	$101,216	$298,528	$283,859

Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges*	1,017	(3,948)	2,204	(2,105)
Foreign currency translation adjustments	8,221	(4,633)	17,831	1,589
Other comprehensive gain (loss)	9,238	(8,581)	20,035	(516)
Comprehensive income	$109,917	$92,635	$318,563	$283,343
*For the three and nine months ended May 31, 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $344 thousand and a tax expense of $746 thousand, respectively. For the three and nine months ended May 31, 2020, the net unrealized loss on cash flow hedges were net of a tax benefit of $1,337 thousand and a tax benefit of $696 thousand, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2021	August 31, 2020
ASSETS
Cash and cash equivalents	$658,340	$585,605
Investments	18,361	19,572
Accounts receivable, net of reserves of $6,879 at May 31, 2021 and $7,987 at August 31, 2020	161,073	155,011
Prepaid taxes	29,436	38,067
Prepaid expenses and other current assets	52,844	43,675
Total current assets	920,054	841,930
Property, equipment and leasehold improvements, net	135,850	133,102
Goodwill	749,896	709,703
Intangible assets, net	130,521	121,095
Lease right-of-use assets, net	251,062	248,929
Other assets	31,062	28,629
TOTAL ASSETS	$2,218,445	$2,083,388
LIABILITIES
Accounts payable and accrued expenses	$80,672	$82,094
Current lease liabilities	32,421	29,056
Accrued compensation	71,746	81,873
Deferred revenue	65,124	53,987
Dividends payable	30,972	29,283
Total current liabilities	280,935	276,293
Long-term debt	574,490	574,354
Deferred taxes	16,018	19,713
Deferred revenue, non-current	8,680	9,319
Taxes payable	29,249	27,739
Long-term lease liabilities	272,122	272,269
Other non-current liabilities	5,652	7,326
TOTAL LIABILITIES	$1,187,146	$1,187,013
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,047,624 and 40,767,708 shares issued, 37,770,840 and 38,030,252 shares outstanding at May 31, 2021 and August 31, 2020, respectively	410	408
Additional paid-in capital	1,019,381	939,067
Treasury stock, at cost: 3,276,784 and 2,737,456 shares at May 31, 2021 and August 31, 2020, respectively	(811,532)	(636,956)
Retained earnings	842,298	633,149
Accumulated other comprehensive loss	(19,258)	(39,293)
TOTAL STOCKHOLDERS’ EQUITY	$1,031,299	$896,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,218,445	$2,083,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$298,528	$283,859
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,185	41,333
Amortization of lease right-of-use assets	32,241	32,423
Stock-based compensation expense	33,356	28,372
Deferred income taxes	(2,271)	7,230
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(6,795)	(5,091)
Accounts payable and accrued expenses	(1,712)	10,400
Accrued compensation	(11,066)	(14,154)
Deferred fees	8,898	9,856
Taxes payable, net of prepaid taxes	8,766	(27,088)
Lease liabilities, net	(31,156)	(24,121)
Other, net	(6,725)	3,394
Net cash provided by operating activities	370,249	346,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(47,414)	(62,909)
Acquisition of businesses, net of cash and cash equivalents acquired	(41,916)	—
Purchases of investments	(1,250)	(2,736)
Proceeds from maturity or sale of investments	2,176	4,199
Net cash used in investing activities	(88,404)	(61,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(172,210)	(171,005)
Dividend payments	(87,144)	(81,438)
Proceeds from employee stock plans	46,962	65,323
Other financing activities	(2,366)	(1,592)
Net cash used by financing activities	(214,758)	(188,712)

Effect of exchange rate changes on cash and cash equivalents	5,648	1,653
Net increase in cash and cash equivalents	72,735	97,908
Cash and cash equivalents at beginning of period	585,605	359,799
Cash and cash equivalents at end of period	$658,340	$457,707
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended May 31, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468
Net income						100,679		100,679
Other comprehensive loss							9,238	9,238
Common stock issued for employee stock plans	103,912	1	18,434					18,435
Vesting of restricted stock	52	—		22	(7)			(7)
Repurchases of common stock				178,100	(57,571)			(57,571)
Stock-based compensation			11,029					11,029
Dividends declared						(30,972)		(30,972)
Balance as of May 31, 2021	41,047,624	$410	$1,019,381	3,276,784	$(811,532)	$842,298	$(19,258)	$1,031,299

For the Nine Months Ended May 31, 2021
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						298,528		298,528
Other comprehensive income							20,035	20,035
Common stock issued for employee stock plans	260,921	2	46,959	318	(104)			46,857
Vesting of restricted stock	18,995	—		7,151	(2,262)			(2,262)
Repurchases of common stock				531,859	(172,210)			(172,210)
Stock-based compensation			33,355					33,355
Dividends declared						(89,379)		(89,379)
Balance as of May 31, 2021	41,047,624	$410	$1,019,381	3,276,784	$(811,532)	$842,298	$(19,258)	$1,031,299

For the Three Months Ended May 31, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 29, 2020	40,452,351	$405	$875,488	2,603,104	$(593,980)	$501,326	$(66,479)	$716,760
Net income						101,216		101,216
Other comprehensive income							(8,581)	(8,581)
Common stock issued for employee stock plans	104,388	1	14,832	32	(9)			14,824
Vesting of restricted stock	181	—		21	(6)			(6)
Repurchases of common stock				46,636	(12,410)			(12,410)
Stock-based compensation			10,343					10,343
Dividends declared						(29,188)		(29,188)
Balance as of May 31, 2020	40,556,920	$406	$900,663	2,649,793	$(606,405)	$573,354	$(75,060)	$792,958

For the Nine Months Ended May 31, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						283,859		283,859
Other comprehensive loss							(516)	(516)
Common stock issued for employee stock plans	436,071	5	65,318	75	(20)			65,303
Vesting of restricted stock	16,657	—		6,230	(1,581)			(1,581)
Repurchases of common stock				657,136	(171,005)			(171,005)
Stock-based compensation			28,372					28,372
Dividends declared						(83,730)		(83,730)
Balance as of May 31, 2020	40,556,920	$406	$900,663	2,649,793	$(606,405)	$573,354	$(75,060)	$792,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2021
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. We serve global investment professionals on the buy and sell side with a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting, integrating the front, middle, and back offices to drive productivity and improve performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization.
2. BASIS OF PRESENTATION
We conduct business globally and are managed on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.
We have evaluated subsequent events through the date the financial statements included in this Quarterly Report on Form 10-Q were issued.
Reclassification
We reclassified in the Consolidated Statement of Cash Flows certain prior year comparative figures from Other, net to Amortization of lease right-of-use assets and Lease liabilities, net within Net cash provided by operating activities to conform to the current year's presentation.

COVID-19
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. We are closely monitoring pandemic-related developments and have taken, and continue to take, numerous steps to address them. At the outset of the pandemic, we required nearly all our employees to work remotely on a temporary basis and implemented global travel restrictions for employees. As local public health conditions have improved in some locations, we have begun to re-open certain offices in a phased manner consistent with local regulations. The transition to remote working has not significantly affected financial results for the three or nine months ended May 31, 2021. Since the situation surrounding the COVID-19 pandemic remains fluid, we are actively managing our response and have assessed potential impacts to our financial position and operating results for the three and nine months ended May 31, 2021. The extent of the effect on our operational and financial performance will depend on future developments, including the availability of COVID-19 vaccines and the spread of COVID-19 variants, which are uncertain and difficult to predict.
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of May 31, 2021, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the nine months ended May 31, 2021 that had a material impact on the Consolidated Financial Statements.

New Accounting Standards or Updates Recently Adopted
Goodwill Impairment Test
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We have adopted this standard effective September 1, 2020. The adoption of this accounting standard update had no impact on our Consolidated Financial Statements.
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-03, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Subsequent to the adoption, the allowance for doubtful accounts is made when the financial asset is first recorded to the balance sheet (and periodically thereafter) and is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We have adopted this standard effective September 1, 2020. The adoption of this accounting standard update did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Standards or Updates Not Yet Effective
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022. We are currently evaluating the impact of this accounting standard, but it is not expected to have a material impact on our Consolidated Financial Statements.
Income Tax Simplification
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes, to simplify various aspects related to accounting for income taxes, eliminating certain exceptions to the general principles in accounting for income taxes related to intraperiod tax allocation, simplifying when companies recognize deferred taxes in an interim period, and clarifying certain aspects of the current guidance to promote consistent application. The guidance will be effective for us in the first quarter of fiscal 2022, with early adoption permitted. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We have evaluated the impact of adopting this accounting standard and have determined that adoption will not have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncements issued or effective as of May 31, 2021 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
4. REVENUE RECOGNITION
We derive most of our revenue by providing client access to our hosted proprietary data and analytics platform which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, portfolio analytics, enterprise data, and research management. We determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the nature of the promise to the client is to provide daily access to one overall data and analytics platform. This platform provides integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by us, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We record revenue for our contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied. We do not consider payment terms as a performance obligation for clients with contractual terms that are one year or less and we have elected the practical expedient.
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of services and products, which are recoverable. In connection with the adoption of the revenue recognition standard, fulfillment costs are recognized as an asset, recorded in the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion, based on the term of the license period, and amortized consistent with the associated revenue for providing the services. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount we are entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, we do not disclose the value of the remaining unsatisfied performance obligations.
Disaggregated Revenue
We disaggregate revenue from contracts with clients by our reportable segments ("segments,") which consist of the Americas, EMEA and Asia Pacific. We believe these segments are reflective of how we manage our business and the markets in which we serve and best depict the nature, amount, timing and uncertainty of revenue and cash flows related to contracts with clients. Refer to Note 16, Segment Information, for further information.
The following table presents this disaggregation by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2021	2020	2021	2020
Americas	$253,786	$238,493	$746,112	$698,258
EMEA	106,833	100,419	318,103	304,650
Asia Pacific	38,939	35,171	115,336	107,613
Total Revenue	$399,558	$374,083	$1,179,551	$1,110,521

5. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches are permissible. We consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect our placement within the fair value hierarchy levels. We have categorized our cash equivalents, investments and derivatives within the fair value hierarchy as follows:
Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include our corporate money market funds that are classified as cash equivalents.
Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Our certificates of deposit, mutual funds and derivative instruments are classified as Level 2.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of May 31, 2021 or August 31, 2020.
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at May 31, 2021 and August 31, 2020. We did not have any transfers between levels of fair value measurements during the periods presents.

	Fair Value Measurements at May 31, 2021
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$259,002	$—	$259,002
Mutual funds (2)	—	18,361	18,361
Derivative instruments (4)	—	4,334	4,334
Total assets measured at fair value	$259,002	$22,695	$281,697

Liabilities
Derivative instruments (4)	$—	$3,513	$3,513
Total liabilities measured at fair value	$—	$3,513	$3,513

	Fair Value Measurements at August 31, 2020
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$276,852	$—	$276,852
Mutual funds (2)	—	17,257	17,257
Certificates of deposit (3)	—	2,315	2,315
Derivative instruments (4)	—	3,644	3,644
Total assets measured at fair value	$276,852	$23,216	$300,068

Liabilities
Derivative instruments (4)	$—	$5,773	$5,773
Total liabilities measured at fair value	$—	$5,773	$5,773

1.Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are classified as Level 1 assets and are included in Cash and cash equivalents within the Consolidated Balance Sheets.
2.Our mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are classified as Level 2 and are included in Investments (short-term) within the Consolidated Balance Sheets.
3.Our certificates of deposit held for investment are classified as Level 2 assets. These certificates of deposit have original maturities greater than three months but less than one year and are included in Investments (short-term) within the Consolidated Balance Sheets.
4.We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for the interest rate swap agreement, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6, Derivative Instruments, for more information on our derivative instruments designed as cash flow hedges and their classification within the Consolidated Balance Sheets.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease right-of-use ("ROU") assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. We review goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. We monitor the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the nine months ended May 31, 2021, no fair value adjustments or material fair value measurements were required for our non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of May 31, 2021 and August 31, 2020, the fair value of our 2019 Revolving Credit Facility (as defined below in Note 11, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates compared with the U.S. dollar. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. We do not enter into foreign currency forward contracts for trading or speculative purposes and limit counterparties to credit-worthy financial institutions. Refer to Note 12, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the nine months ended May 31, 2021 or May 31, 2020, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of May 31, 2021, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2021 through the third quarter of fiscal 2022.
As of May 31, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €35.2 million and £38.9 million, respectively.

Interest Rate Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding debt under our 2019 Revolving Credit Facility (as defined below in Note 11, Debt). As of May 31, 2021, we have borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to contractual one month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2021. Refer to Note 11, Debt, for further discussion on the 2019 Revolving Credit Facility. The variable interest rate on our long-term debt can expose us to interest rate volatility arising from changes in LIBOR. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
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
The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	May 31, 2021	August 31, 2020
Foreign currency forward contracts	$156,075	$129,649
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$443,575	$417,149

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
(in thousands, in U.S. dollars)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	May 31, 2021	August 31, 2020	Balance Sheet Classification	May 31, 2021	August 31, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,334	$3,644	Accounts payable and accrued expenses	$—	$93
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,962	1,861
	Other Assets	—	—	Other non-current liabilities	1,551	3,819
Total cash flow hedges		$4,334	$3,644		$3,513	$5,773

All derivatives were designated as hedging instruments as of May 31, 2021 and August 31, 2020.

Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2021 and May 31, 2020, respectively:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Foreign currency forward contracts	$3,214	$(1,040)	SG&A	$1,672	$(1,019)
Interest rate swap agreement	(683)	(5,264)	Interest expense, net	(502)	—
Total cash flow hedges	$2,531	$(6,304)		$1,170	$(1,019)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2021 and May 31, 2020, respectively:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Foreign currency forward contracts	$5,341	$362	SG&A	$4,558	$(2,101)
Interest rate swap agreement	723	(5,264)	Interest expense, net	(1,444)	—
Total cash flow hedges	$6,064	$(4,902)		$3,114	$(2,101)
As of May 31, 2021, we estimate that net pre-tax derivative gains of $2.4 million included in AOCL will be reclassified into earnings within the next 12 months. As of May 31, 2021, our cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges, and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
Our master netting and other similar arrangements with our respective counterparties allow for net settlement under certain conditions. As of May 31, 2021, and August 31, 2020, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. ACQUISITION
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of Truvalue Labs, Inc. ("TVL") for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of environmental, social, and governance ("ESG") information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and nongovernmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the TVL acquisition during the third quarter of fiscal 2021 and did not record any material changes to the preliminary purchase price allocation.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$812
Amortizable intangible assets
Software technology	8,100	7 years	Straight-line
Client relationships	900	12 years	Straight-line
Trade names	2,800	15 years	Straight-line
Goodwill	30,058
Other non-current assets	5,299
Current liabilities	(3,069)
Other non-current liabilities	(2,984)
Total purchase price	$41,916
Goodwill totaling $30.1 million represents the excess of the TVL purchase price over the fair value of net assets acquired and is included in the Americas segment. Goodwill generated from the TVL acquisition is not deductible for income tax purposes. The results of TVL's operations have been included in our Consolidated Financial Statements, within the Americas segment, beginning with its acquisition on November 2, 2020. Pro forma information has not been presented because the effect of the TVL acquisition is not material to our Consolidated Financial Statements.
8. GOODWILL
Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2021 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2020	$386,195	$320,427	$3,081	$709,703
Acquisitions	30,058	—	—	30,058
Foreign currency translations	—	10,245	(110)	10,135
Balance at May 31, 2021	$416,253	$330,672	$2,971	$749,896

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level, which is consistent with our segments, for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2020 utilizing a qualitative analysis, consistent with the timing of previous years. We concluded it was more likely than not that the fair value of each of our segments was greater than its respective carrying value and no impairment charge was required.

9. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2021	2020	2021	2020
Income before income taxes	$114,276	$119,140	$349,174	$330,990
Provision for income taxes	$13,597	$17,924	$50,646	$47,131
Effective tax rate	11.9%	15.0%	14.5%	14.2%
Our effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2021 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three and nine months ended May 31, 2021 is further reduced by windfall tax benefits from stock-based compensation.
For the three months ended May 31, 2021, the provision for income taxes was $13.6 million, compared with $17.9 million for the same period a year ago. The provision decreased mainly due to lower operating income and finalizing prior years’ tax returns, which resulted in a benefit recorded during the three months ended May 31, 2021, compared with an expense recognized during the three months ended May 31, 2020.
For the nine months ended May 31, 2021, the provision for income taxes was $50.6 million, compared with $47.1 million for the same period a year ago. The provision increased mainly due to higher operating income and a lower windfall tax benefit from stock-based compensation during the nine months ended May 31, 2021, compared with the prior year period.
10. LEASES
We adopted ASC 842-10, Leases ("ASC 842") as of September 1, 2019, using a modified retrospective approach. The adoption of ASC 842 primarily related to our leases for office space under various operating lease agreements. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. If we determine that an arrangement qualifies as a lease, a lease liability and a corresponding lease ROU asset are recognized on the lease commencement date. As of May 31, 2021, our leases have remaining terms ranging from less than one year to just over 14 years.
In determining the amount of lease payments used in measuring each lease ROU asset and lease liability, we elected the package of practical expedients permitted under the transition guidance, which permits us not to reassess, under the new standard, the prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. We elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which we recognize over the expected lease term on a straight-line expense basis in occupancy costs (a component of selling, general and administrative ("SG&A") expense). We have also elected to apply the short-term lease exception to not recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. We recognize these lease payments on a straight-line basis over the lease term in occupancy costs.
As of May 31, 2021, we recognized $251.1 million of Lease right-of-use assets, net (initially measured as the lease liabilities, adjusted for deferred rent and lease incentives) and $304.5 million of combined Current and Long-term lease liabilities in the Consolidated Balance Sheet. The lease ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised.

Lease liabilities are measured as the present value of the future minimum lease payments, which includes fixed lease payments and certain qualifying index-based variable payments, over the lease term. The present value is calculated using our incremental borrowing rate ("IBR") within the geography where the leased asset is located as there is no rate implicit in our operating lease arrangements. As we do not have any outstanding public debt, we estimate the IBR based on our estimated credit rating and available market information. The IBR is determined at lease commencement, or as of September 1, 2019 for operating leases in existence upon adoption of ASC 842. The IBR is subsequently reassessed upon any modification to the lease arrangement.
The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the Current and Long-term lease liabilities as of May 31, 2021:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2021 (remaining three months)	$11,311
2022	43,588
2023	40,536
2024	38,660
2025	36,810
Thereafter	200,333
Total	$371,238
Less: Imputed interest	66,695
Present value	$304,543
The components of lease cost related to the operating leases were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in millions)	2021	2020	2021	2020
Operating lease cost[1]	$10.7	$11.9	$32.2	$32.3
Variable lease cost[2]	$2.6	$4.0	$10.3	$13.5
1.Operating lease costs included costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions elected by us.
2.Variable lease costs were not included in the measurement of lease liabilities. These costs primarily included variable non-lease costs and leases that qualified for the short-term lease exception. Our variable non-lease costs included costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs relate to utilities, real estate taxes, insurance and maintenance.
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	May 31, 2021	August 31, 2020
Weighted average remaining lease term (in years)	9.5	10.1
Weighted average discount rate (IBR)	4.3%	4.2%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$30.9	$29.9
Lease ROU assets obtained in exchange for lease liabilities	$5.5	$48.5

11. DEBT
Our debt obligations at May 31, 2021 and August 31, 2020 consisted of the following:

(in thousands)	May 31, 2021	August 31, 2020
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility debt issuance costs	(510)	(646)
Long-term debt	$574,490	$574,354
On March 29, 2019, we entered into a credit agreement, as the borrower, with PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement"). The 2019 Credit Agreement provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). We may request borrowings under the 2019 Revolving Credit Facility until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows us, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.
We borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn as of May 31, 2021. We are required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at May 31, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended May 31, 2021 and May 31, 2020, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, of $2.0 million and $2.9 million, respectively, net of the effects of the interest rate swap agreement. For the nine months ended May 31, 2021 and May 31, 2020, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, of $6.0 million and $10.9 million, respectively, net of the effects of the interest rate swap agreement. Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.39% and 2.20% as of May 31, 2021 and August 31, 2020, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all covenants and requirements within the 2019 Credit Agreement as of May 31, 2021.

12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2020, we had total purchase commitments with suppliers of $226.0 million. During the first quarter of fiscal 2021, we entered into a software subscription agreement with total purchase commitments of approximately $10.0 million with a contract term of three years. During the second quarter of fiscal 2021, we increased our contractual commitment on a cloud hosting agreement by approximately $25.0 million over a contract term of five years. There were no other material changes in our purchase commitments during the nine months ended May 31, 2021.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of May 31, 2021 we had approximately $2.8 million of standby letters of credit outstanding. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 11, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes, for further details. We are currently under audit by tax authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe the final outcome of these examinations or settlements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated. Contingent gains are recognized only when realized. We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against us is subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2021, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
Sales Tax Matters
On August 8, 2019, we received a Notice of Intent to Assess (the "Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. Based upon the Notice, it is the Commonwealth's intention to assess sales/use tax, interest and penalties on previously recorded sales transactions. We filed an appeal to the Notice and intend to contest any such assessment, if assessed, and continue to cooperate with the Commonwealth's inquiry. Due to the uncertainty surrounding the assessment process, we are unable to reasonably estimate the ultimate outcome of this matter and, as such, have not recorded a liability as of May 31, 2021. We believe that we will ultimately prevail if we are presented with a formal assessment; however, if we do not prevail, the amount could have a material impact on our consolidated financial position, cash flows and results of operations.
Refer to Note 17, Subsequent Event, for further information on a letter from the Commonwealth we received on June 24, 2021 related to the tax periods from January 1, 2014 through December 31, 2018.
Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of FactSet, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that we believe mitigates our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations is immaterial.

Concentrations of Credit Risk
Cash equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We are exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits. We have not experienced any losses from maintaining cash accounts in excess of such limits. To mitigate associated concentration risk, we utilize multiple high-quality, credit-worthy financial institutions.
Accounts Receivable
Accounts receivable are unsecured and are derived from revenue earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of our total subscription revenue in any period presented. As of May 31, 2021, the receivable reserve was $6.9 million compared with $8.0 million as of August 31, 2020.
Derivative Instruments
Our use of derivative instruments exposes us to credit risk to the extent counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, we limit counterparties to credit-worthy financial institutions and distribute contracts among these institutions to reduce the concentration of credit risk. We do not expect any losses as a result of default by our counterparties.
Concentrations of Other Risk
Data Content Providers
We rely on certain data sets where there are a limited number of suppliers and make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier in order to meet the needs of our clients. We combine the data from these commercial databases into our own dedicated single online service, which our clients access to perform their analyses. Two data suppliers each represented more than 10% of our total data costs for the nine months ended May 31, 2021.
13. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Nine Months Ended
	May 31,
(in thousands)	2021	2020
Balance, beginning of year at September 1, 2020 and 2019, respectively	38,030	38,118
Common stock issued for employee stock plans	280	452
Repurchase of common stock from employees(1)	(7)	(6)
Repurchase of common stock under the share repurchase program	(532)	(657)
Balance at May 31, 2021 and May 31, 2020, respectively	37,771	37,907
(1)For the nine months ended May 31, 2021 and May 31, 2020, we repurchased 7,469 and 6,305 shares, or $2.4 million and $1.6 million of common stock, respectively, primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.

Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended May 31, 2021 and May 31, 2020, we repurchased 178,100 shares for $57.6 million and 46,636 shares for $12.4 million, respectively. For the nine months ended May 31, 2021 and May 31, 2020, we repurchased 531,859 shares for $172.2 million and 657,136 shares for $171.0 million, respectively.
On March 23, 2021, our Board of Directors approved a $205.6 million increase to our existing share repurchase program. As of May 31, 2021, a total of $292.4 million remained authorized for future share repurchases under this program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the nine months ended May 31, 2021, 18,995 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2021 (recorded net of 7,151 shares repurchased from employees at a cost of $2.3 million to cover their cost of taxes upon vesting of the restricted stock). During the nine months ended May 31, 2020, 16,657 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2020 (recorded net of 6,230 shares repurchased from employees at a cost of $1.6 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
Our Board of Directors declared dividends in the nine months ended May 31, 2021 and May 31, 2020 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	$30,972	June 17, 2021

Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020
Third Quarter	$0.77	May 29, 2020	$29,188	June 18, 2020
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	May 31, 2021	August 31, 2020
Accumulated unrealized losses on cash flow hedges	$613	$(1,591)
Accumulated foreign currency translation adjustments	(19,871)	(37,702)
Total AOCL	$(19,258)	$(39,293)

14. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator
Net income used for calculating basic and diluted income per share	$100,679	$101,216	$298,528	$283,859
Denominator
Weighted average common shares used in the calculation of basic income per share	37,806	37,885	37,910	37,912
Common stock equivalents associated with stock-based compensation plan	682	596	692	636
Shares used in the calculation of diluted income per share	38,488	38,481	38,602	38,548
Basic income per share	$2.66	$2.67	$7.87	$7.49
Diluted income per share	$2.62	$2.63	$7.73	$7.36
Dilutive potential common shares consist of stock options and unvested performance-based awards.
There were 8,810 stock options excluded from the calculation of diluted EPS for the three and nine months ended May 31, 2021, because their inclusion would have been anti-dilutive. For the three and nine months ended May 31, 2020, the number of stock options excluded from calculation of diluted EPS was 38,987.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and nine months ended May 31, 2021, there were 71,275 performance-based awards excluded from the calculation of diluted EPS. For the three and nine months ended May 31, 2020, there were 36,888 performance-based awards excluded from the calculation of diluted EPS.
15. STOCK-BASED COMPENSATION
Stock-based Compensation
We recognized total stock-based compensation expense of $11.0 million and $10.3 million during the three months ended May 31, 2021 and May 31, 2020, respectively. During the nine months ended May 31, 2021 and May 31, 2020, we recognized total stock-based compensation expense of $33.4 million and $28.4 million, respectively. As of May 31, 2021, $98.3 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of three years. Stock-based compensation expense related to the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") was $0.5 million for the three months ended May 31, 2021 and $0.6 million for the three months ended May 31, 2020. Stock-based compensation expense related to the ESPP was $1.5 million for the nine months ended May 31, 2021 and $1.6 million for the nine months ended May 31, 2020.
As of May 31, 2021, we had 5.1 million share-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") and 0.2 million share-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors' Stock Option and Award Plan, as Amended and Restated (the "Director Plan").
Employee Stock Option Awards
During the nine months ended May 31, 2021, we granted 416,536 stock options under the LTIP with a weighted average exercise price of $317.12 to existing employees of FactSet, using the lattice-binomial option-pricing model. The majority of the stock options granted during the nine months ended May 31, 2021 are related to the annual employee grant on November 9, 2020 under the LTIP. The stock option awards granted on November 9, 2020 vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

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
Non-Employee Director Stock Option Grant
The Director Plan provides for the grant of share-based awards, including stock options, to our non-employee directors. The expiration date of the Director Plan is December 19, 2027.
On January 15, 2021, we granted 12,137 stock options under the Director Plan to our non-employee directors, using the Black-Scholes option-pricing model with the following assumptions:

January 15, 2021 Grant Details
Risk-free interest rate	0.77%
Expected life (years)	6.9
Expected volatility	27.2%
Dividend yield	0.93%
Estimated fair value	$82.01
Exercise price	$318.20
Fair value as a percentage of exercise price	25.8%
Restricted Stock Units
During the nine months ended May 31, 2021, we granted 43,318 non-performance based restricted stock units ("RSUs") and 36,424 performance-based restricted stock units ("PRSUs") under the LTIP. The RSUs and PRSUs granted under the LTIP during the nine months ended May 31, 2021 had a weighted average grant date fair value of $306.94. The RSUs and PRSUs granted to employees entitle the holders to shares of common stock as the units vest over time or the performance period, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of RSUs is measured by reducing the grant date price of the common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.
The RSUs and PRSUs granted during the nine months ended May 31, 2021 were primarily related to the annual employee grant on November 9, 2020. With respect to the November 9, 2020 grant, the RSUs vest 20% annually on the anniversary date of grant and are fully vested after five years and the PRSUs cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and there is a $25,000 contribution limit per employee during an offering period. Dividends paid on shares held in the ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.

During the three months ended May 31, 2021, employees purchased 10,621 shares at a weighted average price of $267.02 compared with 11,084 shares at a weighted average price of $238.81 for the three months ended May 31, 2020. During the nine months ended May 31, 2021, employees purchased 29,418 shares at a weighted average price of $271.94 compared with 33,735 shares at a weighted average price of $226.79 for the nine months ended May 31, 2020. At May 31, 2021, the ESPP had 148,386 shares reserved for future issuance.
16. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. At FactSet, our Chief Executive Officer functions as our CODM.
Our operating segments are consistent with our reportable segments and are how we, including our CODM, manage our business and the geographic markets in which we serve. Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Within each of the segments, we primarily deliver insight and information through four workflow solutions: Research; Analytics and Trading; Content and Technology Solutions; and Wealth. These workflow solutions provide global financial and economic information to asset managers, investment bankers and other financial services professionals.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in Asia and Australia. Segment revenue reflects sales to clients based in these respective geographic locations.
Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines and Latvia, benefit all our segments, and the expenses incurred at these locations are allocated to each segment based on a percentage of revenue.

The following tables reflect the results of operations of our segments as of May 31, 2021 and May 31, 2020:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2021
Revenue	$253,786	$106,833	$38,939	$399,558
Operating income	$51,800	$41,468	$24,434	$117,702
Capital expenditures	$8,636	$757	$9,263	$18,656

(in thousands)
For the three months ended May 31, 2020
Revenue	$238,493	$100,419	$35,171	$374,083
Operating income	$60,961	$39,015	$21,664	$121,640
Capital expenditures	$8,160	$520	$2,330	$11,010

(in thousands)
For the nine months ended May 31, 2021	Americas	EMEA	Asia Pacific	Total
Revenue	$746,112	$318,103	$115,336	$1,179,551
Operating income	$161,789	$122,392	$70,684	$354,865
Capital expenditures	$26,415	$1,390	$19,609	$47,414

(in thousands)
For the nine months ended May 31, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$698,258	$304,650	$107,613	$1,110,521
Operating income	$147,912	$124,097	$69,074	$341,083
Capital expenditures	$47,234	$2,037	$13,638	$62,909

The following table reflects the total assets for our segments:

Segment Assets (in thousands)	May 31, 2021	August 31, 2020
Americas	$1,171,303	$1,111,600
EMEA	806,511	757,524
Asia Pacific	240,631	214,264
Total assets	$2,218,445	$2,083,388

17. Subsequent Event
On June 24, 2021, we received a letter (“Letter”) from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018, requesting additional sales information to determine if a notice of intent to assess should be issued to FactSet. Based upon a preliminary review of the Letter, we believe the Commonwealth might assess sales tax, underpayment penalties and interest on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process with respect to the Letter, we are unable to reasonably estimate the ultimate outcome of this matter and, as such, have not recorded a liability as of May 31, 2021. We believe that we will ultimately prevail if presented with a formal assessment; however, if we do not prevail, the amount could have a material impact on our consolidated financial position, cash flows and results of operations. Refer to Note 12, Commitments and Contingencies, for further information on Sales Tax Matters.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended August 31, 2020.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Policies and Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us" or "FactSet") is a global provider of integrated financial information, analytical applications and industry-leading services for the investment and corporate communities. For over 40 years, global financial professionals have utilized our content and multi-asset class solutions across each stage of the investment process. Our goal is to provide a seamless user experience spanning idea generation, research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting, in which we serve the front, middle, and back offices to drive productivity and improved performance. Our flexible, open data and technology solutions can be implemented both across the investment portfolio lifecycle or as standalone components serving different workflows in an organization. We are focused on growing our business through three reportable segments ("segments"): the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. Within each of our segments, we primarily deliver insight and information through our four workflow solutions: Research; Analytics and Trading; Content and Technology Solutions ("CTS"); and Wealth.
We currently serve a wide range of financial professionals, including but not limited to investment research professionals, investment bankers, portfolio managers, risk and performance analysts, wealth managers, and corporate clients. We provide market intelligence on securities, companies and industries to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, an open marketplace, digital portals, and application programming interfaces ("APIs"). Our revenue is primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, enterprise data, and research management.
Business Strategy
Current technology trends are leading to greater demand to deliver a fully digital and integrated investment workflow solution. To take advantage of these trends, we have focused our innovations and strategic investments in cloud computing, data lakes, APIs and our hosted proprietary data and analytics platform to provide real-time, predictive business intelligence for a seamless client experience. We continue to expand our broad financial content to provide support for our clients' most sophisticated investment strategies including enhanced data in private markets, industry specific deep sector and environmental, social, and governance ("ESG") data. As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications, powered by cognitive capabilities and robust technology, across the investment portfolio lifecycle. We bring the front, middle and back offices together to drive productivity and performance at every step of the investment process using our open and scalable solutions. Our strategy is focused on growing our business in each of our three segments. We believe this geographical strategic alignment helps us better manage our resources. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our four workflow solutions: Research; Analytics and Trading; CTS; and Wealth.
Fiscal 2021 Third Quarter in Review
Revenue in the third quarter of fiscal 2021 was $399.6 million, an increase of 6.8% from the prior year period. Revenue increased across each of our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenue in all our workflow solutions, mainly in Analytics and Trading and CTS. Organic revenue contributed to 5.9% of the growth during the third quarter of fiscal 2021, compared with the prior year period. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, the effects of foreign currency movements on the current year period and the amortization of deferred revenue fair value adjustments from purchase accounting. Refer to Non-GAAP Financial Measures in Item 2 of this Quarterly Report on Form 10-Q for a reconciliation between revenue and organic revenue.
As of May 31, 2021, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.61 billion, an increase of 5.8% over May 31, 2020. Organic ASV increased across all our segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. Refer to Annual Subscription Value in Part I, Item 2 of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income decreased 3.2% and diluted earnings per share ("EPS") decreased 0.4% for the three months ended May 31, 2021, compared with the prior year period. Operating margin decreased to 29.5% during the three months ended May 31, 2021 compared with 32.5% in the prior year period. This decrease in operating margin on a year-over-year basis was primarily due to increased employee compensation expenses and computer-related expenses, partially offset by revenue growth.
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
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely on a temporary basis and implemented global travel restrictions for our employees. We believe our transition to remote working has been successful and has not significantly affected our financial results through May 31, 2021.
We have begun to re-open many of our offices during fiscal 2021, utilizing a three-phased approach to provide flexibility for employees with a focus on social distancing and safety. As local public health conditions have improved in some locations, we have re-opened certain offices in a phased manner consistent with local regulations, including in the U.S. and EMEA. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied. There can be no assurances as to our ability to re-open our offices or that there will be no negative impacts arising from the return to the office environment.
As of May 31, 2021, there has been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities as many implement their own contingency plans. For example, since the start of the pandemic, we have increased our support desk resources to manage increased client call volumes.

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
We have incurred, and may continue to incur, additional expenses in response to the COVID-19 pandemic, including costs to enable our employees to support our clients while working remotely. These additional expenses were not material to our third quarter fiscal 2021 results, and reductions in discretionary spending, particularly travel and entertainment, have more than offset these increased expenses. We believe that we have the ability to implement additional cost reduction efforts if necessary to mitigate the impact that any reduced revenues may have on our future operating income, through such methods as tighter management of headcount spending; reduction in variable third-party content costs in a manner consistent with client demand; and reduction of discretionary spending.
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
Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenue and generate positive cash flow and is the key indicator of the successful execution of our business strategy.

–"ASV" at any given point in time represents our forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients, excluding revenues from Professional Services.
–"Organic ASV" at any given point in time equals our ASV excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements on the current year period.
–"Professional Services" are revenues derived from project-based consulting and implementation.
–"Organic ASV plus Professional Services" at any point in time equals the sum of Organic ASV and Professional Services.
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of May 31, 2021. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(In millions)	As of May 31, 2021
As reported ASV plus Professional Services(1)	$1,617.2
Currency impact(2)	0.4
Acquisition ASV(3)	(5.6)
Organic ASV plus Professional Services	$1,612.0
Organic ASV plus Professional Services growth rate	5.8%
(1)Includes $23.9 million in Professional Services as of May 31, 2021.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of May 31, 2021, Organic ASV plus Professional Services was $1.61 billion, an increase of 5.8% compared with May 31, 2020. The increase in year-over-year Organic ASV was largely attributed to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellation.
Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics and Trading, CTS and Research. Sales increased in Analytics and Trading mainly from our performance and reporting, portfolio analytics, front office, and risk and quantitative solutions. CTS sales increased primarily due to core and premium content sets, specifically related to company financial data and data management solutions. Sales increased in Research mainly due to higher demand for our workstations.
Segment Organic ASV
As of May 31, 2021, ASV from the Americas was $993.4 million, an increase from $931.5 million as of May 31, 2020. Americas ASV represented 62.3% of total ASV as of May 31, 2021. Americas Organic ASV increased to $987.8 million as of May 31, 2021, a 6.0% increase compared with May 31, 2020.
As of May 31, 2021, ASV from EMEA was $436.4 million, an increase from $411.9 million as of May 31, 2020. EMEA ASV represented 27.4% of total ASV as of May 31, 2021. EMEA Organic ASV increased to $435.9 million as of May 31, 2021, a 4.7% increase compared with May 31, 2020.
As of May 31, 2021, Asia Pacific ASV was $163.4 million, an increase from $150.4 million as of May 31, 2020. Asia Pacific ASV represented 10.3% of total ASV as of May 31, 2021. Asia Pacific Organic ASV increased to $164.4 million as of May 31, 2021, a 9.1% increase compared with May 31, 2020.
The increase in Organic ASV across all our segments was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The increased Organic ASV in the Americas was primarily driven by increased sales for Analytics and Trading and CTS. The EMEA Organic ASV increase was mainly driven by higher sales from CTS, Analytics and Trading, and Research and the Asia Pacific ASV increase was primarily due to increased sales from Analytics and Trading, Research and CTS.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side Organic ASV growth rates at May 31, 2021, compared with May 31, 2020, were 5.6% and 8.0%, respectively. Buy-side clients account for approximately 84% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, asset owners, wealth managers, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms, and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of May 31, 2021	As of May 31, 2020	Change
Clients(1)	6,172	5,743	7.5%
Users(2)	155,004	139,121	11.4%
(1)The client count includes clients with ASV of $10,000 and above.
(2)In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
Our client count includes clients with ASV of $10,000 and above. Our total client count was 6,172 as of May 31, 2021, a net increase of 7.5%, or 429 clients, in the last 12 months, mainly due to an increase in corporate and wealth management clients and third-party data providers. The client count increase was mainly driven by demand for our integrated content and workflow solutions which are further enhanced by our continued investment in product innovation. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.

In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
As of May 31, 2021, there were 155,004 professionals using FactSet, representing a net increase of 11.4%, or 15,883 users, in the last 12 months, driven primarily by an increase in wealth advisory professionals from our wealth management clients, as well as an increase in sell-side users from our banking clients. The increase in users was mainly due to a new wealth management client, improvement in our client retention, and increased new hiring at our banking clients.
Annual client retention was greater than 95% of ASV for the period ended May 31, 2021 and May 31, 2020. When expressed as a percentage of clients, annual retention was approximately 91% for the period ended May 31, 2021, an improvement from approximately 89% for the period ended May 31, 2020.
Employee Headcount
As of May 31, 2021, our employee headcount was 10,713, up 6.4% in the past 12 months, due primarily to an increase in net new employees of 8.7% in Asia Pacific, 3.0% in the Americas and 1.8% in EMEA. Of our total employee headcount at May 31, 2021, 6,924 were located in Asia Pacific, 2,439 were located in the Americas, and 1,350 were located in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2021 and May 31, 2020, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	May 31,		Change	May 31,		Change
(in thousands, except per share data)	2021	2020		2021	2020
Revenue	$399,558	$374,083	6.8%	$1,179,551	$1,110,521	6.2%
Cost of services	$205,257	$170,703	20.2%	$588,868	$511,878	15.0%
Selling, general and administrative	$76,599	$81,740	(6.3)%	$235,818	$257,560	(8.4)%
Operating income	$117,702	$121,640	(3.2)%	$354,865	$341,083	4.0%
Net income	$100,679	$101,216	(0.5)%	$298,528	$283,859	5.2%
Diluted earnings per common share	$2.62	$2.63	(0.4)%	$7.73	$7.36	5.0%
Diluted weighted average common shares	38,488	38,481		38,602	38,548
Revenue
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Revenue for the three months ended May 31, 2021 was $399.6 million, an increase of 6.8%. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. Revenue increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific driven by increased revenue in all of our workflow solutions, mainly in Analytics and Trading and CTS, compared with the prior year. Organic revenue increased to $397.4 million for the three months ended May 31, 2021, a 5.9% increase over the prior year period.
The revenue growth of 6.8% was composed of organic revenue growth of 5.9%, a 60 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue and a 30 basis point increase from foreign currency exchange rate fluctuations.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
Revenue for the nine months ended May 31, 2021 was $1,179.6 million, an increase of 6.2%. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. Revenue increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific driven by increased revenue in all of our workflow solutions, mainly in Analytics and Trading and CTS, compared with the prior year. Organic revenue increased to $1,173.3 million for the nine months ended May 31, 2021, a 5.3% increase over the prior year period.

The revenue growth of 6.2% was reflective of organic revenue growth of 5.3%, a 50 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue and a 40 basis point increase from foreign currency exchange rate fluctuations.
Revenue by Segment

	Three Months Ended			Nine Months Ended
	May 31,		Change	May 31,		Change
(in thousands)	2021	2020		2021	2020
Americas	$253,786	$238,493	6.4%	$746,112	$698,258	6.9%
% of revenue	63.5%	63.8%		63.3%	62.9%
EMEA	$106,833	$100,419	6.4%	$318,103	$304,650	4.4%
% of revenue	26.7%	26.8%		26.9%	27.4%
Asia Pacific	$38,939	$35,171	10.7%	$115,336	$107,613	7.2%
% of revenue	9.8%	9.4%		9.8%	9.7%

Consolidated	$399,558	$374,083	6.8%	$1,179,551	$1,110,521	6.2%
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Revenue from our Americas segment increased 6.4% to $253.8 million during the three months ended May 31, 2021, compared with $238.5 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The revenue increase was driven by increased sales in all of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 6.4% was reflective of organic revenue growth of 5.8% and a 60 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue.

EMEA revenue increased 6.4% to $106.8 million during the three months ended May 31, 2021, compared with $100.4 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This increase was driven by increased sales in all of our workflow solutions, mainly in CTS and Analytics and Trading. The revenue growth of 6.4% was reflective of organic revenue growth of 4.5%, a 140 basis point increase from foreign currency exchange rate fluctuations and a 50 point basis point increase from deferred revenue fair value adjustments from purchase accounting.

Asia Pacific revenue increased 10.7% to $38.9 million during the three months ended May 31, 2021, compared with $35.2 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This increase was driven by increased sales in all of our workflow solutions, primarily in Analytics and Trading. The revenue growth of 10.7% was reflective of organic revenue growth of 11.0%, partially offset by a 30 basis point decrease from foreign currency exchange rate fluctuations.

Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
Revenue from our Americas segment increased 6.9% to $746.1 million during the nine months ended May 31, 2021, compared with $698.3 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was due mainly to increased sales in all of our workflow solutions, primarily in Analytics and Trading and CTS. The revenue growth of 6.9% was due to organic revenue growth of 6.2% and a 70 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue.
EMEA revenue increased 4.4% to $318.1 million during the nine months ended May 31, 2021, compared with $304.7 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was due mainly to increased sales in all of our workflow solutions, primarily in CTS and Analytics and Trading. The revenue growth of 4.4% was driven by organic revenue growth of 2.7%, a 120 basis point increase from foreign currency exchange rate fluctuations and a 50 basis point increase from deferred revenue fair value adjustments from purchase accounting.

Asia Pacific revenue increased 7.2% to $115.3 million during the nine months ended May 31, 2021, compared with $107.6 million from the same period a year ago. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The revenue growth was due mainly to increased sales in all of our workflow solutions, primarily in Analytics and Trading. The revenue growth of 7.2% was due mainly to organic revenue growth of 6.8% and a 40 basis point increase from foreign currency exchange rate fluctuations.

Revenue by Workflow Solution
Three months ended May 31, 2021 compared with three months ended May 31, 2020
The revenue growth of 6.8% across our segments was primarily driven by increased revenue from sales of Analytics and Trading and CTS for the three months ended May 31, 2021, compared with the same period a year ago. The revenue increase from Analytics and Trading was primarily due to increased demand for our performance and reporting, portfolio analytics and risk and quantitative solutions. The increase in CTS revenue was driven mainly by higher sales of core and premium content sets, specifically related to company financial data and data management.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
The revenue growth of 6.2% across our segments for the nine months ended May 31, 2021 compared with the same period a year ago was primarily driven by increased sales of Analytics and Trading and CTS. The increase in Analytics and Trading revenue was mainly due to increased sales of our performance and reporting, risk and quantitative and portfolio analytics solutions. CTS revenue growth was driven mainly by increased sales of core and premium content sets, specifically related to company financial data and data management solutions.
Operating Expenses

	Three Months Ended			Nine Months Ended
	May 31,		Change	May 31,		Change
(in thousands)	2021	2020		2021	2020
Cost of services	$205,257	$170,703	20.2%	$588,868	$511,878	15.0%
Selling, general and administrative	76,599	81,740	(6.3)%	235,818	257,560	(8.4)%
Total operating expenses	$281,856	$252,443	11.7%	$824,686	$769,438	7.2%

Operating Income	$117,702	$121,640	(3.2)%	$354,865	$341,083	4.0%
Operating Margin	29.5%	32.5%		30.1%	30.7%
Cost of Services
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Cost of services increased 20.2% to $205.3 million for the three months ended May 31, 2021, compared with $170.7 million in the same period a year ago, primarily due to an increase in employee compensation expense and computer-related expenses.

Cost of services, when expressed as a percentage of revenue, was 51.4% for the three months ended May 31, 2021, an increase of 570 basis points compared with the same period a year ago. This increase was primarily due to an increase in computer-related expenses, employee compensation expense and intangible asset amortization, when expressed as a percentage of revenue. Computer-related expenses increased 270 basis points, primarily driven by increased technology investments related to our migration to cloud-based hosting services. Employee compensation expense increased 250 basis points, primarily driven by higher annual base salaries, a net increase in employee headcount of 590 employees and an increase in year-over-year variable compensation. The increase in employee compensation expense was partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Intangible asset amortization increased 50 basis points mainly due to a higher investment in capitalized internal-use software that has been placed in service.

Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
For the nine months ended May 31, 2021, cost of services increased 15.0% to $588.9 million compared with $511.9 million in the same period a year ago, primarily due to an increase in employee compensation expense, computer-related expenses, amortization of intangible assets and data costs.

Cost of services, when expressed as a percentage of revenue, was 49.9% for the nine months ended May 31, 2021, an increase of 380 basis points compared with the same period a year ago. This increase was primarily driven by higher computer-related expenses, employee compensation expense and amortization of intangible assets, when expressed as a percentage of revenue. Computer-related expenses increased 190 basis points primarily due to increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Employee compensation expense increased 150 basis points, primarily due to higher annual base salaries, an increase in employee headcount (most of whom are located in lower cost locations) and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Amortization of intangible assets increased 40 basis points mainly due to a higher investment in capitalized internal-use software that has been placed in service.
Selling, General and Administrative
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Selling, general and administrative ("SG&A") expenses decreased 6.3% to $76.6 million for the three months ended May 31, 2021, compared with $81.7 million for the same period a year ago, primarily due to a decrease in professional fees, partially offset by higher employee compensation expense.

SG&A expenses, when expressed as a percentage of revenue, were 19.2% for the three months ended May 31, 2021, a decrease of 270 basis points over the prior year period. This decrease was primarily driven by lower professional fees, occupancy costs, and office expenses, partially offset by an increase in bad debt expense and employee compensation expense. Professional fees decreased 100 basis points mainly due to the completion of certain projects to support our technology plan and business transformation activities. Occupancy costs decreased 90 basis points primarily due to the transition to one lease location in the Philippines, which resulted in the elimination of concurrent lease expenses incurred during fiscal 2020. Office expenses decreased 40 basis points mainly due to a reduction in non-compensatory employee-related expenses caused by restrictions and impacts related to the COVID-19 pandemic as most employees continued to work from home. Bad debt expense increased by 50 basis points. Employee compensation expense increased 30 basis points, primarily due to an increase in year-over-year variable compensation.

Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
For the nine months ended May 31, 2021, SG&A expenses decreased 8.4% to $235.8 million, compared with $257.6 million for the same period a year ago, primarily due to a decrease in non-compensatory employee-related expenses and professional fees, partially offset by an increase in employee compensation expense.

SG&A expenses, expressed as a percentage of revenue, were 20.0% for the nine months ended May 31, 2021, a decrease of 320 basis points over the prior year period. This decrease was primarily driven by a reduction in non-compensatory employee-related expenses and professional fees. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased 190 basis points, mainly due to restrictions and impacts related to the COVID-19 pandemic as most employees continued to work from home. Professional fees decreased 60 basis points primarily due to the completion of certain projects to support our technology plan and business transformation activities and lower tax consulting and accounting fees, compared with the prior year period.
Operating Income and Operating Margin
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Operating income decreased 3.2% to $117.7 million for the three months ended May 31, 2021 compared with $121.6 million in the prior year. Operating income decreased due to higher employee compensation expense and computer-related costs, partially offset by higher revenue and a decrease in professional fees. Foreign currency exchange rate fluctuations, net of hedge activity decreased operating income by $0.6 million.
Operating margin decreased to 29.5% during the three months ended May 31, 2021 compared with 32.5% in the prior year period. Operating margin decreased mainly due to higher employee compensation expense, computer-related costs, amortization of intangible assets, bad debt expense and foreign currency exchange rate fluctuations net of hedge activity, as a percentage of revenue, partially offset by higher revenue and a decrease in professional fees, occupancy costs and office expenses.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
Operating income increased 4.0% to $354.9 million for the nine months ended May 31, 2021 compared with $341.1 million in the prior year period. Operating income increased due primarily to increased revenue and a reduction in non-compensatory employee-related expenses and professional fees, partially offset by an increase in employee compensation expense, computer-related expenses, amortization of intangible assets and data costs. Foreign currency exchange rate fluctuations, net of hedge activity decreased operating income by $1.4 million.

Operating margin decreased to 30.1% for the nine months ended May 31, 2021 compared with 30.7% in the prior year period. Operating margin decreased primarily due to higher computer-related expenses, employee compensation expense, amortization of intangible assets and foreign currency exchange rate fluctuations net of hedge activity, as a percentage of revenue, partially offset by an increase in revenue and a reduction in non-compensatory employee-related expenses and professional fees, as a percentage of revenue.
Operating Income by Segment
Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our segments.

	Three Months Ended			Nine Months Ended
	May 31,		Change	May 31,		Change
(in thousands)	2021	2020		2021	2020
Americas	$51,800	$60,961	(15.0)%	$161,789	$147,912	9.4%
EMEA	41,468	39,015	6.3%	122,392	124,097	(1.4)%
Asia Pacific	24,434	21,664	12.8%	70,684	69,074	2.3%
Total Operating Income	$117,702	$121,640	(3.2)%	$354,865	$341,083	4.0%
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Americas operating income decreased 15.0% to $51.8 million during the three months ended May 31, 2021 compared with $61.0 million in the same period a year ago. The decrease in operating income was primarily due to higher employee compensation expense and computer-related expenses, partially offset by revenue growth of 6.4% and a decrease in professional fees. Employee compensation expense increased mainly due to higher annual base salaries, a net increase in employee headcount of 72 employees and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Computer-related expenses increased primarily due to increased technology investments related to our migration to cloud-based hosting services. Professional fees decreased primarily due to the completion of certain projects to support our technology plan and business transformation activities.
EMEA operating income increased 6.3% to $41.5 million during the three months ended May 31, 2021 compared with $39.0 million in the same period a year ago. The increase in EMEA operating income was primarily due revenue growth of 6.4%, partially offset by higher employee compensation expense and bad debt expense. Employee compensation expense increased mainly due to higher annual base salaries and a net increase in employee headcount of 24 employees.
Asia Pacific operating income increased 12.8% to $24.4 million during the three months ended May 31, 2021, compared with $21.7 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to revenue growth of 10.7% and a decrease in occupancy costs, partially offset by higher employee compensation expense. Occupancy costs decreased primarily due to the transition to one lease location in the Philippines, which resulted in the elimination of concurrent lease expenses incurred during fiscal 2020. Employee compensation expense increased mainly due to higher annual base salaries and a net increase in employee headcount of 552 employees.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
Americas operating income increased 9.4% to $161.8 million during the nine months ended May 31, 2021, compared with $147.9 million in the same period a year ago. The increase in Americas operating income was primarily due to revenue growth of 6.9% and a decrease in non-compensatory employee-related expenses and professional fees, partially offset by an increase in computer-related expenses, employee compensation costs and amortization of intangible assets. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Professional fees decreased primarily due to the completion of certain projects to support our technology plan and business transformation activities, as well as lower tax consulting fees, compared with the prior year period. Computer-related expenses increased primarily due to increased technology investments, including costs from cloud-based hosting and licensed software arrangements. Employee compensation expense increased mainly due to higher annual base salaries, a net increase in employee headcount and an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects. Amortization of intangible assets increased primarily due to a higher investment in capitalized software that has been placed into service

EMEA operating income decreased 1.4% to $122.4 million during the nine months ended May 31, 2021, compared with $124.1 million in the same period a year ago. The decrease in EMEA operating income was primarily due to an increase in employee compensation expense and an increase in bad debt expense, partially offset by revenue growth of 4.4% and a decrease in non-compensatory employee-related expenses. Employee compensation expense increased mainly due to higher annual base salaries, a net increase in employee headcount and an increase in year-over-year variable compensation. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic.
Asia Pacific operating income increased 2.3% to $70.7 million during the nine months ended May 31, 2021, compared with $69.1 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to revenue growth of 7.2% and a decrease in non-compensatory employee-related expenses, partially offset by an increase in employee compensation expense. Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Employee compensation expense increased mainly due to higher annual base salaries and a net increase in employee headcount.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended			Nine Months Ended
	May 31,		Change	May 31,		Change
(in thousands, except for per share data)	2021	2020		2021	2020
Provision for income taxes	$13,597	$17,924	(24.1)%	$50,646	$47,131	7.5%
Net income	$100,679	$101,216	(0.5)%	$298,528	$283,859	5.2%
Diluted earnings per common share	$2.62	$2.63	(0.4)%	$7.73	$7.36	5.0%
Income Taxes
Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2021 driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three and nine months ended May 31, 2021 is further reduced by windfall tax benefits from stock-based compensation.
Three months ended May 31, 2021 compared with three months ended May 31, 2020
For the three months ended May 31, 2021, the provision for income taxes was $13.6 million, compared with $17.9 million for the same period a year ago. The provision decreased mainly due to lower operating income and finalizing prior years’ tax returns, which resulted in a benefit recorded during the three months ended May 31, 2021, compared with an expense recognized during the three months ended May 31, 2020.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
For the nine months ended May 31, 2021, the provision for income taxes was $50.6 million, compared with $47.1 million for the same period a year ago. The provision increased mainly due to higher operating income and a lower windfall tax benefit from stock-based compensation during the nine months ended May 31, 2021, compared with the prior year period.
Net Income and Diluted Earnings per Share
Three months ended May 31, 2021 compared with three months ended May 31, 2020
Net income decreased 0.5% to $100.7 million and diluted earnings per share ("EPS") decreased 0.4% to $2.62 for the three months ended May 31, 2021, compared with the same period a year ago. Net income and diluted EPS decreased primarily due to decreased operating income, partially offset by a decrease in the provision for income taxes.
Nine months ended May 31, 2021 compared with nine months ended May 31, 2020
Net income increased 5.2% to $298.5 million and diluted EPS increased 5.0% to $7.73 for the nine months ended May 31, 2021, compared with the same period a year ago. Net income and diluted EPS increased primarily due to increased operating income and a reduction in interest expense, partially offset by an increase in the provision for income taxes. Interest expense decreased as a result of a decrease in LIBOR compared with the prior year, which reduced the interest rate under our 2019 Revolving Credit Facility.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including organic revenue, adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
The table below provides an unaudited reconciliation of revenue to adjusted revenue and organic revenue.

	Three Months Ended
	May 31,		Change
(In thousands)	2021	2020
Revenue	$399,558	$374,083	6.8%
Deferred revenue fair value adjustment(1)	181	1,169
Adjusted revenue	399,739	375,252	6.5%
Acquired revenue(2)	(1,030)	—
Currency impact(3)	(1,266)	—
Organic revenue	$397,443	$375,252	5.9%
(1)The amortization effect of the purchase accounting adjustment on the fair value of acquired deferred revenue.
(2)Revenues from acquisitions completed within the last 12 months.
(3)The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended
	May 31,
(In thousands, except per share data)	2021	2020	Change
Operating income	$117,702	$121,640	(3.2)%
Deferred revenue fair value adjustment	181	1,169
Intangible asset amortization	5,741	5,107
Transformation costs (1)	2,841	4,630
Restructuring / severance	—	161
Real estate charges	—	673
Adjusted operating income	$126,465	$133,380	(5.2)%
Operating margin	29.5%	32.5%
Adjusted operating margin(2)	31.6%	35.5%

Net income	$100,679	$101,216	(0.5)%
Deferred revenue fair value adjustment	150	963
Intangible asset amortization	4,746	4,204
Transformation costs(1)	2,349	3,812
Restructuring / severance	—	132
Real estate charges	—	554
Other investment income	—	(62)
Income tax items (3)	(3,114)	(734)
Adjusted net income(4)	$104,810	$110,085	(4.8)%

Diluted earnings per common share	$2.62	$2.63	(0.4)%
Deferred revenue fair value adjustment	0.00	0.03
Intangible asset amortization	0.12	0.11
Transformation costs(1)	0.06	0.10
Restructuring / severance	—	0.00
Real estate charges	—	0.02
Other investment income	—	0.00
Income tax items(3)	(0.08)	(0.03)
Adjusted diluted earnings per common share(4)	$2.72	$2.86	(4.9)%
Weighted average common shares (Diluted)	38,488	38,481
(1)Costs primarily related to professional fees associated with the ongoing multi-year investment plan.
(2)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenue as shown in the organic revenue table above.
(3)For the three months ended May 31, 2021, income tax items reflect a reduction in the estimated annual pre-tax book income and a net benefit from finalizing prior years’ tax returns.
(4)For purposes of calculating adjusted net income and adjusted diluted earnings per share, intangible asset amortization, deferred revenue fair value adjustments and other items were taxed at the annual effective tax rates of 17.3% for fiscal 2021 and 17.7% for fiscal 2020.

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
As of May 31, 2021, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of May 31, 2021. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at May 31, 2021 and August 31, 2020. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of May 31, 2021. The variable rate of interest on the 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.39% for the nine months ended May 31, 2021. The weighted average interest rate for the fiscal year ended August 31, 2020 was 2.20%. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement), below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of May 31, 2021.
Uses of Liquidity
Returning Value to Shareholders
For the nine months ended May 31, 2021, we returned $259.4 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $317.0 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions. In the three months ended May 31, 2021, we repurchased 178,100 shares for $57.6 million under our existing share repurchase program compared with 46,636 shares for $12.4 million in the same period a year ago. During the nine months ended May 31, 2021, we repurchased 531,859 shares for $172.2 million under our existing share repurchase program compared with 657,136 shares for $171.0 million in the same period a year ago.

On March 23, 2021, our Board of Directors approved a $205.6 million increase to our existing share repurchase program. As of May 31, 2021, $292.4 million remained available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Capital Expenditures
For the nine months ended May 31, 2021, capital expenditures were $47.4 million, compared with $62.9 million during the same period a year ago, a decrease of $15.5 million. Capital expenditures decreased as the cost related to the build-out of our office space in the Philippines during the nine months ended May 31, 2021 was less than the cost related to the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India during the prior year period. This decrease was partially offset by higher expenditures related to the development of capitalized internal-use software during the nine months ended May 31, 2021, compared with the same period a year ago.
Dividends
On May 5, 2021, our Board of Directors approved a regular quarterly dividend of $0.82 per share. The increase of $0.05 per share or 6.5% in the amount of our quarterly dividend marked the 22nd consecutive year we have increased dividends, highlighting our continued commitment to returning value to our shareholders. Dividends of $31.0 million were paid on June 17, 2021 to common stockholders of record at the close of business on May 31, 2021. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Acquisitions
On November 2, 2020, we acquired all of the outstanding shares of Truvalue Labs, Inc. ("TVL") for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of ESG information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and nongovernmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. Refer to Note 7, Acquisition, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the TVL acquisition.
Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	May 31,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$370,249	$346,413	$23,836
Net cash used in investing activities	(88,404)	(61,446)	(26,958)
Net cash used by financing activities	(214,758)	(188,712)	(26,046)
Effect of exchange rate changes on cash and cash equivalents	5,648	1,653	3,995
Net increase in cash and cash equivalents	$72,735	$97,908	$(25,173)
Cash and cash equivalents aggregated to $658.3 million as of May 31, 2021, compared with $585.6 million as of August 31, 2020. Our cash and cash equivalents increased $72.7 million during the nine months ended May 31, 2021, primarily due to inflows of $370.2 million from net cash provided by operating activities and $47.0 million in proceeds from the exercise of employee stock options, partially offset by cash outflows of $172.2 million in share repurchases, $87.1 million in dividend payments, $41.9 million for the acquisition of a business and $47.4 million of capital expenditures.
Our cash and cash equivalents are held in numerous locations throughout the world, with $288.4 million within the Americas, $310.3 million within EMEA (predominantly within the UK, France and Germany) and the remaining $59.7 million within

Asia Pacific (predominantly within India and the Philippines) as of May 31, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.
Operating
For the nine months ended May 31, 2021, net cash provided by operating activities was $370.2 million compared with $346.4 million during the same period a year ago, an increase of $23.8 million. This increase was primarily driven by higher net income and cash generated from the operations of the business and the timing of tax payments in certain jurisdictions, partially offset by certain working capital changes.
Investing
Net cash used in investing activities was $88.4 million for the nine months ended May 31, 2021, representing a $27.0 million increase from the same period a year ago. This increase was due primarily to the acquisition of TVL for approximately $41.9 million in cash, net of cash acquired, partially offset by a $15.5 million decrease in capital expenditures.
Financing
Net cash used by financing activities was $214.8 million for the nine months ended May 31, 2021, representing a $26.0 million unfavorable change compared with the same period a year ago. Financing activities were negatively impacted by a $18.4 million decrease in proceeds from employee stock plans and an increase of $5.7 million in dividend payments and $1.2 million in share repurchases.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$370,249	$346,413	$23,836
Capital expenditures(1)	(47,414)	(62,909)	15,495
Free cash flow	$322,835	$283,504	$39,331
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported.
Free cash flow generated in the nine months ended May 31, 2021 was $322.8 million, an increase of 13.9% compared with a year ago. Free cash flow increased $39.3 million year-over-year due to a $15.5 million decrease in capital expenditures and a $23.8 million increase in operating cash flows.
Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations, will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2020, we had total purchase commitments of $226.0 million. During the first quarter of fiscal 2021, we entered into a software subscription agreement with a total purchase commitment of approximately $10.0 million over a contract term of three years. During the second quarter of fiscal 2021, we increased our contractual commitment on a cloud hosting agreement by approximately $25.0 million over a contract term of five years.
As disclosed earlier in the Liquidity and Capital Resources section of this MD&A, we entered into the 2019 Credit Agreement on March 29, 2019 and borrowed $575.0 million. The loan balance of $575.0 million remains outstanding as of May 31, 2021.

Refer to Note 11, Debt, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our Long-term debt borrowings.
There were no other significant changes to our contractual obligations during the nine months ended May 31, 2021.
Off-Balance Sheet Arrangements
At May 31, 2021 and August 31, 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
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
To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 75% over their respective hedged periods as of May 31, 2021. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2021 through the third quarter of fiscal 2022. During the three months ended May 31, 2021, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $0.6 million, compared with a $1.5 million increase to operating income a year ago. During the nine months ended May 31, 2021, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.4 million, compared with a $2.7 million increase to operating income a year ago.
As of May 31, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.4 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €35.2 million and £38.9 million, respectively.
A gain on foreign currency forward contracts of $1.7 million was recorded into operating income for the three months ended May 31, 2021, compared with a loss on forward currency forward contracts of $1.0 million in the same period a year ago. For the nine months ended May 31, 2021, a gain on forward currency forward contracts of $4.6 million was recorded into operating income, compared with a loss on forward currency forward contracts of $2.1 million in the prior year period.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. The accounting policies used in preparing our Consolidated Financial Statements for the nine months ended fiscal 2021 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, with the exception of the accounting guidance adopted in the first quarter of fiscal 2021 related to the adoption of ASU 2016-03, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. Refer to Note 3, Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report for further discussion.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. There were no significant changes in our critical accounting estimates during the nine months ended May 31, 2021.
New Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk as we conduct business outside the U.S. in several currencies including British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenue, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2021. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $13.6 million. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of May 31, 2021, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2021, with operating results held constant in local currencies, would result in a decrease in operating income by $37.9 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2021 would have increased the fair value of total assets by $71.8 million and equity by $47.3 million.
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
Refer to Note 6, Derivative Instruments in the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents
The fair market value of our Cash and cash equivalents and Investments at May 31, 2021 was $676.7 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.
Debt
As of May 31, 2021, we had long-term debt outstanding of $574.5 million, which included a principal balance of $575.0 million related to the 2019 Revolving Credit Facility. The 2019 Revolving Credit Facility bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance under the 2019 Revolving Credit Facility. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement. Refer to Note 11, Debt, in the Notes to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt obligations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, and the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended May 31, 2021 to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, except for the "Brexit" section in the "Legal & Regulatory Risks" risk factor, as set out below.
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
Brexit
On January 31, 2020, the United Kingdom (the "UK") formally left the European Union (the "EU") when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the UK on the terms of its future cooperation with the EU (the "Trade Agreement"). The Trade Agreement offers UK and EU companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and the EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. The UK and EU have agreed on the framework for voluntary regulatory cooperation and dialogue on financial services issues between the UK and the EU in a Memorandum of Understanding (the "MOU") which was agreed in March 2021 and which is expected to be signed after formal steps are completed, although this has not yet occurred. At this time, we cannot predict the impact that the Trade Agreement, the MOU and any future agreements on services, particularly financial services, will have on our business and our clients, and it is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit and partner with our clients to help them navigate the possible changes in the UK-EU market. This uncertainty may have an impact on our clients’ expansion or spending plans, especially with regard to any equivalence decisions, which may in turn negatively impact our revenue or growth.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended May 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
March 2021	7,500	$312.19	7,500	$347,614
April 2021	126,605	$319.61	126,600	$307,151
May 2021	44,017	$335.59	44,000	$292,385	(3)
Total	178,122		178,100
(1)Includes 178,100 shares purchased under the existing stock repurchase program, as well as 22 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
(3)On March 23, 2021, the Board of Directors of FactSet approved a $205.6 million increase to the existing share repurchase program. As of May 31, 2021, a total of $292.4 million remained available for future share repurchases under the program.
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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 2, 2021	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer and Chief Revenue Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)