Form 10-K
period 2021-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2021-10-22
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $11,494,529,303.
As of October 15, 2021, there were 37,640,632 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2021.

FACTSET RESEARCH SYSTEMS INC.
FORM 10-K
For The Fiscal Year Ended August 31, 2021

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

Part I
ITEM 1. BUSINESS
Business Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with open and flexible technology and a purpose to drive the investment community to see more, think bigger, and do their best work. Our strategy is to become the leading open content and financial analytics platform in the industry that delivers differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Over 160,000 asset managers and owners, bankers, wealth managers, corporate firms, including private equity and venture capital firms, and others, use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage, in areas spanning investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies and industries to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). Our revenue is primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of concorded data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, FactSet puts our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. Within each of our segments, we primarily deliver insight and information through our three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology ("CTS").
Corporate History
FactSet was founded in 1978 and has been publicly traded since June 1996. We are dual listed on the New York Stock Exchange ("NYSE") and the NASDAQ Stock Market ("NASDAQ") under the symbol "FDS". Fiscal 2021 marked our 43rd year of operations and, while much has changed in both markets and technology, our focus has always been to provide best-in-class products and exceptional client service.
Business Strategy
Client needs and market dynamics continue to evolve at an accelerated pace with an increasing demand for differentiated, personalized, and connected data, an ongoing shift to multi-asset class investing, and cost rationalization, as the shift from active to passive investing continues. Clients are seeking new cloud-based solutions that enable self-service and automation, open and flexible systems, and increased efficiencies when integrating and managing data as part of their own broader digital transformations.
FactSet’s strategy focuses on building the leading open content and analytics platform that delivers differentiated advantages for our clients’ success – in keeping with our purpose of enabling the investment community to see more, think bigger and do their best work. We want to be the trusted partner of choice for clients, to anticipate their needs and provide them with the most innovative solutions to make them more efficient. This includes transforming the way our clients discover, decide, and act on an opportunity using our digital platform; purposefully increasing our pace and speed to market by streamlining how we work; and investing in our future workforce. To execute on our strategy, we plan on the following:
•Growing our digital platform: Scaling up our content refinery by providing the most comprehensive and connected inventory of industry, proprietary, and third-party data for the financial community, including granular data for key industry verticals, private companies, wealth, and environmental social and governance ("ESG"). We are driving next-generation workflow solutions by creating personalized and integrated workflows which include targeted solutions for asset managers, asset owners, sell side, wealth and corporate clients. Our goal is to deliver tangible efficiencies to our clients by connecting data and analytics with a cloud based eco-system, enabling them to manage work more effectively through an integrated investment lifecycle.
•Delivering execution excellence: Building a more agile and digital first-minded organization that increases the speed of our product creation and go-to-market strategy. To capitalize on market trends and give our clients innovative tools, we plan to release new products built on a cloud-based digital foundation as well as migrating our existing data and applications to the cloud. Additionally, we expect to rationalize our existing product portfolio to reinvest in higher return products.
•Driving a growth mindset: Recruiting, training and empowering a diverse and operationally efficient workforce to drive sustainable growth. To drive a more performance-based culture, we are investing in talent who can create leading technological solutions, efficiently execute our go-to-market strategy and achieve our growth targets.
At the center of our strategy is the relentless focus on our clients and their FactSet experience. We want to be a trusted partner and service provider, offering hyper-personalized digital products for clients to research ideas, uncover relevant insights, and leverage cognitive computing to help get the most out of their data and analytics. Additionally, we continually evaluate business opportunities such as acquisitions and partnerships to help us expand our capabilities and competitive differentiators across the investment portfolio lifecycle.
We are focused on growing our global business in three segments: the Americas, EMEA and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources, target our solutions and interact with our clients. We further execute on our growth strategy by offering data, products, and analytical applications within our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Research & Advisory
Our Research & Advisory workflow is designed to personalize and automate vital aspects of the research process, providing idea generation, company and market analysis, presentation building and distribution, and research management. Research offerings focus on providing tools that optimize workflows of portfolio managers, buy and sell side analysts, investments bankers, investment relationship professionals and other clients within our expanding user base. Our workstation, mobile, API, and Research Management Solutions ("RMS") easily integrate with our clients’ ecosystems, powering a streamlined workflow and enabling users to focus more time on high-value tasks. Our RMS & advisory solutions also enable our wealth clients to provide market leading support across their entire enterprise, including home office, advisory, and client engagement. These solutions deliver essential and integrated content into one flexible platform with global coverage, deep history, and transparency through both FactSet and third-party sourced databases.
Analytics & Trading
Analytics & Trading provides solutions for institutional asset managers and asset owners across the investment portfolio lifecycle, connecting all essential front and middle office investment functions. Fundamental and quantitative research, portfolio construction, order management and trade execution tie into advanced portfolio attribution and performance measurement, risk management, and reporting. The proprietary and third-party models, concorded data, analytics and reporting are in an open framework supporting flexible access through the platform and APIs, and can be deployed as an enterprise system that meets evolving, holistic multi-asset class needs or as individual workflow components that can connect into our clients’ investment technology ecosystems.
CTS
CTS focuses on delivering data directly to our clients by leveraging FactSet's core content and technology. Clients seamlessly discover, explore, and access organized and connected content via multiple delivery channels. Whether a client needs market, company, alternative data, or customized client facing digital solutions, we provide structured data through a variety of technologies, such as APIs and cloud infrastructures. Through our Data Management Services ("DMS"), we provide entity mapping and integration of client data. Our symbology links and aggregates a diverse set of content sources to ensure consistency, transparency, and data integrity across a client’s business. By enabling our clients to utilize their preferred choice of cloud infrastructure and industry standard databases, programming languages, and data visualization tools, our clients can centralize, integrate, and analyze disparate data sources for faster and more cost-effective decision making.

FactSet Clients
Buy-side
Buy-side clients continue to shift increasingly towards multi-asset class investment strategies and we are well-positioned to be a partner of choice in this space. Our ability to provide enterprise-wide solutions to our clients across their entire workflow, covering virtually every asset class, enables us to compete for greater market share. Buy-side clients primarily include asset managers, asset owners, wealth managers, hedge funds, corporate firms and channel partners. They access our multi-asset-class tools by utilizing our workstations, Analytics & Trading tools, proprietary content, data feeds, APIs and portfolio services.
The buy-side annual subscription value ("ASV") growth rate for fiscal 2021 was 6.5%. Buy-side clients accounted for 83.2% of our ASV as of August 31, 2021. ASV at any point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees, which are not subscription-based.
Sell-side
We deliver comprehensive solutions to sell-side clients including workstation, proprietary and third-party content, productivity tools for Microsoft® Office, web and mobile, and RMS for research authoring and publishing. Our focus remains on expanding the depth of content offered and increasing workflow efficiency for sell-side firms. These firms primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
The sell-side ASV growth rate for fiscal 2021 was 12.0%. Sell-side clients accounted for 16.8% of our ASV as of August 31, 2021.
Client and User Additions
Our total client count as of August 31, 2021 was 6,453, representing a net increase of 578 or 9.8% in the last 12 months. primarily driven by an increase in wealth management and corporate clients as well as third-party data providers. The count includes clients with ASV of $10,000 and above. As of August 31, 2021 there were 160,932 professionals using FactSet, representing a net increase of 19,796 or 14.0% in the last 12 months, primarily driven by an increase in research, wealth and corporate solutions users.
Annual ASV retention was greater than 95% for the period ended August 31, 2021 and August 31, 2020. When expressed as a percentage of clients, annual retention increased to approximately 91% for the period ended August 31, 2021, compared with approximately 90% for the period ended August 31, 2020.
Organic ASV plus Professional Services Growth
Organic ASV plus Professional Services at any point in time equals our forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients, excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements on the current year period, plus professional services.
As of August 31, 2021, our Organic ASV plus Professional Services totaled $1.68 billion, up 7.2% over the prior year comparable period. Organic ASV increased across all our geographic segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics & Trading, CTS and Research.

The following chart provides a snapshot of our historic Organic ASV plus Professional Services growth:
Financial Information on Geographic Areas
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. At FactSet, our Chief Executive Officer ("CEO") functions as our CODM.
Our operating segments are aligned with how our CODM manages the business and the geographic markets in which we serve, with a primary focus on providing integrated global financial and economic information. Our internal financial reporting structure is based on three reportable segments: the Americas; EMEA; and Asia Pacific. Through fiscal 2021, within each of our segments, we delivered insight and information based on four workflow solutions: Research; Analytics & Trading; CTS; and Wealth. Beginning with our 2022 fiscal year, we have reorganized our workflows into three solutions: Research & Advisory; Analytics & Trading; and CTS, to better align our products and go-to-market strategy. These workflow solutions provide global financial and economic information to investment managers, investment banks and other financial services professionals.
The Americas segment serves our clients throughout North, Central, and South America, with offices in 13 states throughout the United States ("U.S."), including our corporate headquarters in Norwalk, Connecticut, and an office in both Brazil and Canada. The EMEA segment serves our clients in countries in Europe, the Middle East and Africa and maintains office locations in Bulgaria, England, France, Germany, Italy, Latvia, Luxembourg, the Netherlands, South Africa, Spain, Switzerland and the UAE. The Asia Pacific segment serves our clients in countries in Asia and Australia and includes office locations in Australia, China, Hong Kong, India, Japan, the Philippines, and Singapore. Segment revenue reflects sales to our clients based in these respective geographic locations.
Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all our operating segments, and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue. Refer to Note 19, Segment Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for the results of operations and financial information for each of our segments.

The following charts depict revenue related to our reportable segments.
(in millions)

Human Capital Management
Who We Are
As of August 31, 2021, we had 37 offices across 20 countries with 10,892 employees, representing an increase of 3.9% in the last twelve months. Of our total employees, 7,080 (65%) were located in Asia Pacific, 2,439 (22%) in the Americas and 1,373 (13%) in EMEA. In order to optimize productivity, we have invested in expanding our footprint and talent pool in India and the Philippines, where we now have a combined workforce of approximately 6,800 employees. Functionally, 22% of our employees are in Sales and Client Solutions; 30% are in Technology & Product Development; 44% are in Content Operations; and 4% are in Corporate Support. As of August 31, 2021 and August 31, 2020, 460 of our employees were represented by mandatory works councils within certain of our French and German subsidiaries. No other FactSet employees are represented by collective bargaining agreements.
Our Purpose and Values
Our purpose is to drive the investment community to see more, think bigger, and do their best work. Intense client focus and support is a critical component of our strategic aim and operational approach. Our employees are critical to our success and enable us to execute at a high level. We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our continued focus on making our employees a top priority helps us provide high quality insights and information to clients globally.
Employee Engagement
We conduct an annual, anonymous and confidential global employee engagement survey administered by a third party to capture our employees’ constructive feedback on a broad range of topics. The survey's scores and comments provide insight on appropriate action to improve our employees’ experience and our overall effectiveness as an organization. Aggregated survey results are reviewed by executive and senior leadership and direct managers to analyze and identify company-wide and individual operational unit focus areas and action plans for improvement. We share survey results with all employees to highlight areas that employees believe are strengths of FactSet and reflect on areas where employees feel there are opportunities for positive change. Progress on initiatives is tracked to ensure that the actions taken address the underlying issues and promote an environment of continuous improvement.
In our fiscal 2021 employee engagement survey, we achieved a 92% response rate, indicating that we heard from the vast majority of our employees. Our overall engagement at the Company level was our highest since we implemented this survey. We increased scores for all questions at the Company level, and in over 10,000 comments received, employees told us that they felt supported through the COVID-19 pandemic and continue to have pride in their work, colleagues, and company. Our highest scores were in the areas of diversity, equity and inclusion and employee’s understanding of how they contribute to FactSet’s success, reflecting our culture where employees feel that they are treated fairly and are comfortable being themselves.
Diversity, Equity & Inclusion
We recognize that our best ideas can come from anyone, anywhere, at any time, and help us provide the best solutions for our clients around the globe. We continually seek to expand our workforce with diverse perspectives, backgrounds, and experiences. By fostering a globally inclusive culture, we enable our people to be themselves at work and to join in, be heard, contribute, and grow. Together, we work to recruit, advance, and engage talent at FactSet with an inclusive culture unified by the FactSet spirit of going above and beyond.
In fiscal 2021, we continued our strong commitment to Diversity, Equity & Inclusion ("DE&I") in the following ways:
Governance & Leadership Commitment
DE&I at FactSet begins with a commitment from our CEO and the entire FactSet leadership team to improve diversity representation as part of our DE&I strategy. In Fiscal 2021, we strengthened our DE&I governance by creating the FactSet Global DE&I Council, consisting of over 20 senior leaders from across FactSet who are empowered to drive our DE&I progress and create strategic accountability for DE&I results. In addition, our senior leaders serve as Executive Sponsors for our Business Resource Groups ("BRGs"), or employee networks.
Global DE&I Strategy
In fiscal 2021 we refreshed our DE&I strategy and expanded its scope. Our new DE&I strategy consists of three impact areas - Workforce, Marketplace and Society - with twelve levers to drive these impact areas. For Workforce, the levers are leadership commitment, transparency and accountability, people processes, retention and advancement, recruitment, education and engagement, leading ultimately to inclusion, equity and belonging. For Marketplace, our levers are supplier diversity and collaboration with clients, with a goal to increase economic opportunity. For Society, our levers are investments, contributions and corporate voice, designed to drive social justice.
Investment in DE&I Resources
In order to deliver on our commitments, we have significantly increased our investment in DE&I, both in staffing and budget. This includes the appointment of our first ever Chief DE&I Officer who leads a team of five dedicated DE&I staff globally.
Key DE&I Actions Taken in FY2021
During fiscal 2021, for the first time, we published our workforce demographics (including sharing our EEO-1 Federal data) in our annual Corporate Responsibility report. By reporting our workforce demographics, we made a visible step in our DE&I commitment as we aspire to change the composition of our employee demographics by 2023 to better include underrepresented groups. For example, we aim to increase the percentage of women at FactSet overall, and specifically the percentage of women in our leadership group (vice president level and above) and in our technical areas. We will continue to report on our progress annually to increase transparency and to facilitate accountability.
Other DE&I actions taken during Fiscal 2021 included: launching new BRGs globally; providing education on DE&I topics across our organization; joining the Human Rights Campaign Business Coalition for the Equality Act and MLT Black Equity At Work; providing opportunities for two employees, on full pay/benefits, to join the CEO Action for Racial Equity Fellowship; holding all-staff DE&I events such as #StopAsianHate; launching our Racial Justice Allies initiative; creating a new Diversity Recruitment role and changing our recruitment processes to mandate diverse interview slates while developing relationships with historically black colleges and universities (HBCUs); and observing Juneteenth as a paid holiday in the U.S.

Supporting Our Employees Through COVID-19
As the onset and spread of the COVID-19 pandemic created uncertainty and anxiety, our highest priority concern has been the health and safety of our employees, our families and our communities. During fiscal 2021, we required the vast majority of our employees at our offices across the globe (including corporate headquarters) to work remotely on a temporary basis, and provided them with support to be able to continue to work productively while being remote. We presented regular all-company meetings led by our CEO and offered extensive benefit resources and mental health support. Employees were offered additional paid time off for COVID-19 illness and family care and to receive and recover from COVID-19 vaccinations.
We have begun to re-open offices and welcome employees back, utilizing a three-phased approach to provide flexibility for employees with a focus on safety. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employees health and safety are satisfied. Additionally, we have been implementing and will continue to support a variety of work options, such as flexible work arrangements permitting remote working or “hybrid” arrangements with the ability to split time between working remotely and in the office.
Learning & Development
At FactSet, we are lifelong learners. We believe that learning and development emboldens our employees, fosters outperformance with a growth mindset, demonstrates our commitment to core values, and contributes to the success of FactSet’s culture and business.
This year we centralized and expanded our Global Learning & Development department, allowing us to better leverage the training, content, product, and technology expertise that exists across our business lines to provide all employees with more opportunities to learn and grow their careers with FactSet. As a commitment to making learning accessible for employees around the world, our CEO and Executive Leadership Team strongly encourage all employees to set aside four hours each month for active learning.
During fiscal 2021, we launched LinkedIn Learning for all FactSet employees, providing curated content by experts in numerous fields, allowing employees to take courses based on their interests, performance goals, and/or professional enrichment. In addition to LinkedIn Learning and other third-party eLearning providers, we create hundreds of in-house eLearnings each year to help our employees learn about our business, industry, clients, and products. In response to the COVID-19 pandemic, all employee education was quickly transitioned to virtual classrooms. As employees adjusted to remote work and a changing world, we offered eLearning on remote working, remote collaboration tools, and mental health.
Compensation, Benefits and Well-being
FactSet offers our employees a broad range of competitive compensation, benefits and well-being programs which are designed to meet the diverse needs of our global employee population and which are reflective of our Company’s values and culture. Offering competitive and performance-focused compensation is essential to our talent strategies regarding recruitment, development, and retention. Programs are designed to be competitive in the markets in which we compete for talent and align with the short and long-term objectives of FactSet and our individual business units.
Our employee compensation may include one or more of the following elements: base salaries, annual incentive awards, sales incentive awards, and equity awards. We differentiate individual salary, bonus and equity awards based on performance against key objectives and how effectively our managers and employees demonstrate behaviors consistent with our values and culture.
FactSet is committed to offering high-quality, affordable, locally competitive benefits options designed to meet the needs of our employees and their families and to support our employees’ physical, emotional, financial, and social well-being at every stage of life. Employees in all FactSet locations globally have access to an Employee Assistance Program, providing employees and their immediate family members access to experienced professional counselors for personal and professional support. In addition to offering access to professional counseling services, we provide our employees and families with education and resources. We provide regular updates on health coverage and resources available through our health plans.
Third-Party Content
We aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our dedicated managed database, which our clients access through our flexible delivery platforms to perform their analysis. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier in order to meet the needs of our clients. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party data supplier in order to meet the needs of our clients, with only two data suppliers representing more than 10% of our total data costs for the twelve months ended August 31, 2021.
Data Centers and Cloud Computing
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
We continue to operate fully redundant data centers in both Virginia and New Jersey in the U.S. that can handle our entire client capacity. In addition, as we look to host more of our infrastructure and products on the cloud, we are migrating select systems and applications to diverse cloud computing regions utilizing premier, market-leading cloud providers.
The Competitive Landscape
We are a part of the financial information services industry, providing financial data, analytics and workflow solutions to the global investment community. This competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers and many third-party content providers that supply us with financial information included in our products. Our largest competitors are Bloomberg L.P., Refinitiv (a London Stock Exchange Group business) and Market Intelligence (an S&P Global business). Other competitors and competitive products include online database suppliers and integrators and their applications, such as BlackRock Solutions, Morningstar Inc. and MSCI Inc. Many of these firms provide products or services similar to our own offerings.
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
Research & Product Development Costs
A key aspect of our growth strategy is to offer new solutions and enhance our existing products and applications by making them faster with more reliable data. We strive to rapidly adopt new technology that can improve our products and services. We do not have a separate research and product development department, but rather rely on these departments to work closely with our strategists, product managers, sales and other client-facing specialists to develop new products and process innovations and enhance existing products. These costs primarily consist of personnel-related expenses, such as salaries and related benefits for our product development, software engineering and technical support departments and, if not capitalized, are included in employee compensation (found within of Cost of Services expense and Selling, general, and administrative ("SG&A") in the Consolidated Statements of Income). Research and product development costs include the salary and benefits for our product development, software engineering and technical support staff working on these initiatives. We incurred research and product development costs of $250.1 million, $224.0 million, and $214.7 million during fiscal years 2021, 2020, and 2019, respectively.

Government Regulation
We are subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission ("SEC") and the various local authorities that regulate each location in which we operate. Our P.A.N. Securities, LP subsidiary is a member of the Financial Industry Regulatory Authority, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. P.A.N. Securities, LP, as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that we maintain minimum net capital requirements. We claim exemption under Rule 15c3-3(k)(2)(i).
Corporate Contact Information
FactSet was founded as a Delaware corporation in 1978, and our principal executive office is in Norwalk, Connecticut.
Mailing address of FactSet's headquarters: 45 Glover Avenue Norwalk, CT 06850
Telephone number: +1 (203) 810-1000
Website address: www.factset.com
Available Information
Through the Investor Relations section of our website (https://investor.factset.com), we make available free of charge the following filings as soon as practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for the annual stockholder meetings, Reports on Forms 3, 4 and 5, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website that contains reports, proxy and information statements and other information that we file with the SEC at www.sec.gov.
Additionally, we broadcast our quarterly earnings calls live via the investor relations section of our website. We also provide notifications of news or announcements regarding our financial performance, including investor events and press and earnings releases on our investor relations website. The contents of this website section are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC and any reference to this section of our website is intended to be inactive textual references only.

Executive Officers of the Registrant
The following table shows FactSet’s current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
F. Philip Snow	57	Chief Executive Officer	2014
Linda S. Huber	63	Executive Vice President, Chief Financial Officer	2021
Rachel R. Stern	56	Executive Vice President, Chief Legal Officer, Global Head of Strategic Resources and Secretary	2009
Gene D. Fernandez	54	Executive Vice President, Chief Technology and Content Officer	2017
Robert J. Robie	43	Executive Vice President, Head of Analytics & Trading Solutions	2018
Helen L. Shan	54	Executive Vice President, Chief Revenue Officer	2018
Daniel Viens	64	Executive Vice President, Chief Human Resources Officer	2018
Goran Skoko	60	Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Research & Advisory Solutions	2019
Kristina W. Karnovsky	42	Executive Vice President, Chief Product Officer	2021
Jonathan Reeve	53	Executive Vice President, Head of Content & Technology Solutions	2021
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
Linda S. Huber - Executive Vice President, Chief Financial Officer. Ms. Huber was appointed Executive Vice President, Chief Financial Officer of FactSet in October 2021. As Chief Financial Officer, she is responsible for FactSet’s global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis (FP&A), treasury, tax, and investor and media relations. Prior to joining FactSet, Ms. Huber served as Chief Financial Officer and Treasurer at MSCI Inc. Prior to joining MSCI, she served as Executive Vice President and Chief Financial Officer of Moody’s Corporation from May 2005 to June 2018. Earlier in her career, Ms. Huber served in several increasingly senior roles in financial services, including Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc.; Managing Director at Freeman & Co.; Vice President of Corporate Strategy and Development and Vice President and Assistant Treasurer at PepsiCo.; Vice President of Energy Investment Banking Group at Bankers Trust Co.; and Associate in the Natural Resources Group at The First Boston Corp. Ms. Huber also held the rank of Captain in the U.S. Army. Ms. Huber earned an MBA from the Stanford Graduate School of Business and a B.S. degree in business and economics from Lehigh University.
Rachel R. Stern – Executive Vice President, Chief Legal Officer, Global Head of Strategic Resources and Secretary. Ms. Stern was appointed Executive Vice President, Chief Legal Officer and Global Head of Strategic Resources and Secretary in October 2018. In addition to her role in the Legal Department, Ms. Stern is also responsible for Compliance, Facilities Management and Real Estate Planning and the administration of our offices in Hyderabad, Manila and Riga. Ms. Stern joined FactSet in January 2001 as General Counsel. Ms. Stern is admitted to practice in New York, Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a Bachelor of Arts from Yale University, a Master of Arts from the University of London and a Juris Doctor from the University of Pennsylvania Law School.
Gene D. Fernandez – Executive Vice President, Chief Technology and Content Officer. Mr. Fernandez was appointed Chief Technology and Content Officer in July 2021. He joined FactSet as Chief Technology and Product Officer in November 2017 from J.P. Morgan, where he served as the Chief Technology Officer, New Product Development. In this role, he developed the strategy and built the engineering function responsible for new product innovation. During a decade at J.P. Morgan, Mr. Fernandez held various other roles, including Chief Technology Officer for Client Technology and Research and Banking

Information Technology. Prior to J.P. Morgan, he worked at Credit Suisse and Merrill Lynch. Mr. Fernandez received a Bachelor of Science in Computer Science and Economics from Rutgers University.
Robert J. Robie – Executive Vice President, Head of Analytics & Trading Solutions. Mr. Robie was appointed Executive Vice President, Head of Analytics & Tradition Solutions in September 2018. In his current role, he oversees strategy, research, development and engineering for Analytics & Trading platforms. Mr. Robie joined FactSet in July 2000 as a Product Sales Specialist. During his tenure at FactSet, Mr. Robie has held several positions of increased responsibility, including Senior Director of Analytics and Director of Global Fixed Income. Although Mr. Robie joined FactSet in 2000, he did work at BTN Partners from 2004 through 2005 in their quantitative portfolio management and performance division, before returning to continue his career with FactSet. Mr. Robie holds a Bachelor of Arts in Economics and Fine Arts from Beloit College.
Helen L. Shan – Executive Vice President, Chief Revenue Officer. Ms. Shan was appointed Executive Vice President, Chief Revenue Officer effective May 3, 2021. As the Chief Revenue Officer, she is responsible for driving revenue growth by managing global sales, client solutions, and marketing. Ms. Shan joined FactSet as Chief Financial Officer in September 2018 where she oversaw all financial functions at FactSet. Prior to that, she was at Marsh McLennan Companies, where she served in a variety of roles, including as the company's Corporate Treasurer and also as Chief Financial Officer for Mercer, a professional services firm where she was responsible for global financial reporting and performance, operational finance, investments, and corporate strategy. Preceding that, Ms. Shan also served as the Vice President and Treasurer for Pitney Bowes Inc. and served as a Managing Director at J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems Inc., a global provider of digital platform engineering and software development services. Ms. Shan holds dual degrees with a Bachelor of Science and a Bachelor of Applied Science from the University of Pennsylvania’s Wharton School of Business and School of Applied Science and Engineering. Ms. Shan also has a Master of Business Administration from Cornell University’s SC Johnson College of Business.
Daniel Viens – Executive Vice President, Chief Human Resources Officer. Mr. Viens was appointed Executive Vice President Chief Human Resources Officer in October 2021. Mr. Viens joined FactSet in September 1998 as a Vice President, Director of Human Resources and has held several leadership positions of increased responsibility in Human Resources. Prior to joining FactSet, Mr. Viens was a Director of Human Resources for First Data Solutions and Donnelly Marketing (a former company of Dun & Bradstreet), where he developed significant Human Resources acumen. Mr. Viens graduated from Boston University, and holds both a Master's Degree from Eastern Illinois University in Clinical Psychology and a Master of Business Administration from Columbia University.
Goran Skoko – Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Research & Advisory Solutions. Mr. Skoko was appointed Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Research & Advisory in July 2021. In his current role, Mr. Skoko is responsible for providing direction to address the product and content needs for EMEA and Asia Pacific clients while also focusing on increased deployment and building community with our Research & Advisory solutions. Prior to that, Mr. Skoko was Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Wealth Solutions. He joined FactSet in 2004 as a Senior Product developer and has held a number of positions of increased responsibility. Prior to FactSet, he spent 16 years in various engineering and product management roles at Thomson Financial. Mr. Skoko earned his B.S. in Physics and Computer Science from Fordham University.
Kristina W. Karnovsky – Executive Vice President, Chief Product Officer. Ms. Karnovsky was appointed Executive Vice President, Chief Product Officer in July 2021. In her current role she works across the entire product portfolio to deliver a differentiated advantage for clients and support their success. Prior to this role, Ms. Karnovsky was Head of Research Solutions. Ms. Karnovsky joined FactSet in 2001 as a Consultant and spent over a decade building FactSet's sell-side business in Sales leadership roles. Ms. Karnovsky earned a bachelor's degree from the University of Scranton.
Jonathan Reeve – Executive Vice President, Head of Content & Technology Solutions. Mr. Reeve was appointed Executive Vice President, Head of Content & Technology Solutions at FactSet in October 2021. As Head of Content & Technology Solutions, he oversees and leads the development of FactSet’s off-platform products, including financial data solutions, application technologies, and the delivery of FactSet proprietary and third-party content over our data feeds, API’s, Open FactSet Marketplace, and cloud-delivery solutions. Mr. Reeve joined FactSet in April 2020 as Senior Vice President and Head of Content & Technology Solutions. Prior to joining FactSet, Mr. Reeve led Connectivity, Feeds and Desktop Businesses at Intercontinental Exchange (ICE). Earlier in his career, he held various positions at S&P Global, including Chief Data Officer and Head of Product & Content for the S&P Market Intelligence Division. Mr. Reeve earned a B.A in Economics from Concordia University in Montreal.

Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Quantitative and Qualitative Disclosures about Market Risk	47
Notes to the Consolidated Financial Statements	59

ITEM 1A. RISK FACTORS
The following risks could materially and adversely affect our business, financial condition, results of operations, and cash flows and, as a result, the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Investors should also refer to the other information set forth in this Annual Report on Form 10-K, including Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements including the related Notes. Investors should carefully consider all risks, including those disclosed here, before making an investment decision.
Technology & Data Security Risks
Loss, corruption and misappropriation of data and information relating to clients and others
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission through a variety of media channels of our own, as well as supplier and customer, proprietary information and sensitive or confidential data. We rely on, and continuously invest in, a complex system of internal processes and controls, along with policies, procedures and training, designed to protect data that we receive in the ordinary course of business, including information from client portfolios and strategies. However, these measures do not guarantee security, and improper access to or release of confidential information may still occur through, for example, employee error or malfeasance, system error, other inadvertent release, failure to properly purge and protect data, or cyberattack. Additionally, the maintenance and enhancement of our systems may not be completely effective in preventing loss, unauthorized access or misappropriation. Data misappropriation, unauthorized access or data loss could instill a lack of confidence in our products and systems and damage our brand, reputation and business. Breaches of security measures could expose us, our clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for us, as well as the loss of existing or potential clients and suppliers. Many jurisdictions in which we operate have laws and regulations relating to data privacy and protection of personal information, including the European Union General Data Protection Regulation, which became effective May 25, 2018, California's Consumer Privacy Act, which became effective January 1, 2020, and China's Personal Information Protection Law, which becomes effective November 1, 2021. These laws contain requirements regarding the handling of personal and sensitive data, including our use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The law in this area continues to develop and the changing nature of privacy laws could impact our processing of personal and sensitive information related to our content, operations, employees, clients, and suppliers, and may expose us to claims of violations.
Successful prohibited data access and other cyber-attacks and the failure of cyber-security systems and procedures
In providing our digital-enabled services to clients, we rely on information technology infrastructure that is managed internally along with placing reliance on third-party service providers for critical functions. We and these third-party service providers are subject to the risks of system failures and security breaches, including cyber-attacks (including those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property), such as phishing scams, hacking, viruses, denials of service attacks, tampering, intrusions, physical break-ins, ransomware and malware as well as employee errors or malfeasance. In some cases, these risks might be heightened when employees are working remotely. Our and our vendors' use of mobile and cloud technologies may increase our risk for such threats. Our protective systems and procedures and those of third parties to which we are connected, such as cloud computing providers, may not be effective against these threats. Our information technology systems must be constantly updated and patched to protect against known vulnerabilities and to optimize performance. While we have dedicated resources responsible for maintaining appropriate levels of cybersecurity and implemented systems and processes intended to help identify cyberattacks and protect and remediate our network infrastructure, we are aware that these attacks have become increasingly frequent, sophisticated, and difficult to detect and, as a result, we may not be able to anticipate, prevent or detect all such attacks. We also may be impacted by a cyberattack targeting one of our vendors or within our technology supply chain or infrastructure. Our contracts with service providers typically require them to implement and maintain adequate security controls, but we may not have the ability to effectively monitor these security measures. As a result, inadequacies of the third-party security technologies and practices may not be detected until after a security breach has occurred. These risks may be heightened in connection with employees working from remote work environments, as our dependency on certain service providers, such as video conferencing and web conferencing services, has significantly increased. In addition, to access our network, products and services, customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own security risk. We could suffer significant damage to our brand and reputation: if a cyber-attack or other security incident were to allow unauthorized access to, or modification of, clients’ or suppliers’ data, other external data, internal data or information technology systems; if the services provided to clients were disrupted; or if products or services were perceived as having security vulnerabilities. The costs we would incur to address and resolve these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, loss of business and increased legal liability. Cyberattacks, security breaches or third-party reports of perceived security vulnerability to our systems, even if no breach has occurred, also could damage our brand and reputation, result in litigation, regulatory actions, loss of client confidence and increased legal liability. We also make acquisitions periodically. While significant effort is placed on addressing information technology security issues with respect to the acquired companies, we may inherit such risks when these acquisitions are integrated into our infrastructure.
A prolonged or recurring outage at our data centers and other business continuity disruptions at facilities could result in reduced service and the loss of clients
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our computer-based networks, database storage facilities, and other network infrastructure, which are located across multiple facilities globally. If we experience significant growth of our customer base or increases in the number of products or services or in the speed at which we are required to provide products and services, it may strain our systems. Additionally, our systems and networks may become strained due to aging or end-of-life technology that we have not yet updated or replaced. Our computer operations, as well as our other business centers, and those of our suppliers and clients, are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, civil unrest, internet failures, computer viruses, security breaches, and other events beyond our reasonable control. In addition, in the remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conferencing services, consistently delivering their services without material disruption. Our ability to deliver information using the internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party internet providers, malicious attacks, or other factors. We maintain back-up facilities and certain other redundancies for each of our major data centers to minimize the risk that any such event will disrupt those operations. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective. Additionally, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
Transition to new technologies, applications and processes could expose us to unanticipated disruptions
The technology landscape is constantly evolving. To remain competitive, we must adapt and migrate to new technologies, applications and processes. Use of more advanced technologies and infrastructure is critical to the development of our products and services, the scaling of our business for future growth, and the accurate maintenance of our data and operations. The implementation of new technologies and infrastructure, such as migration to new cloud-based systems, is complex and can involve substantial expenditures as well as risks inherent in the conversion to any new system, including potential loss of information and disruption to operations. We may experience unanticipated interruption and delay in the performance and delivery of certain of our products and services. Certain of our technologies are also dependent upon third-party providers to maintain adequate systems to protect the security of our confidential information and data. Failure by our providers to maintain appropriate security could result in unauthorized access to our systems or a network disruption that could further lead to improper disclosure of confidential information or data, regulatory penalties and remedial costs. Any disruption to either the provider’s systems or the communication links between us and the provider could negatively affect our ability to operate our data systems and could impair our ability to provide services to our clients. If the services to our clients are disrupted, or if there is unauthorized access to the confidential information of our clients or our vendors, we could suffer significant damage to our brand and reputation and lose clients. We also may incur increased operating expenses to recover data, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. As we increase our reliance on third-party systems, our exposure to damages from services disruptions may increase, and we may incur additional costs to remedy damages caused by these disruptions.
Use of open source software could introduce security vulnerabilities, impose unanticipated restrictions on our ability to commercialize our products and services, and subject us to increased costs
We use open source code in our software development and incorporate it into our products and internal systems. The use of open source code may entail greater risks than the use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality or security of the code. Some open source licenses provide that if we combine our proprietary applications with the open source software in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. We have implemented procedures to control the use of source code so as to mitigate this risk; however, the terms of many open source licenses are also ambiguous and have not been interpreted by U.S. or other courts. Therefore, there is a risk that our internal procedures controlling the use of open source code could fail, or that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us. If any of this were to occur, we could be required to seek alternative third-party licenses at increased costs or reduced scope, to re-engineer products or systems, or potentially to discontinue the licensing of certain products. Any remedial actions could divert resources away from our development efforts, be time intensive and have a significant cost.
Strategy & Market Demand Risks
Competition in our industry may cause price reductions or loss of market share
We continue to experience intense competition across all markets for our products, with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenue and ASV. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected.
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
A decline in equity and/or fixed income returns may impact the buying power of investment management clients
Approximately 83% of our ASV is derived from our investment management clients. The profitability and management fees of these clients are tied to assets under management. An equity market decline not only depresses the value of assets under management but also could cause a significant increase in redemption requests from our clients’ customers, further reducing their assets under management. Reduced client profits and management fees may cause our clients to cut costs. Moreover, extended declines in the equity and fixed income markets may reduce new fund or client creation. Each of these developments may result in lower demand from investment managers for our services and workstations, which could negatively affect our business.

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
We have provisions in our client contracts to limit our exposure to potential liability claims brought by clients based on the use of our products or services or our delay or failure to provide services. Contracts with customers also increasingly include service level requirements and audit rights to review our security. Many of our customers in the financial services sector are also subject to regulations and requirements to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships, and provide rigorous oversight of relationships that involve certain "critical activities," some of which may be deemed to be provided by us. Any failure on our part to comply with the specific provisions in customer contracts could result in the imposition of various penalties, which may include termination of contracts, service credits, suspension of payments, contractual penalties, adverse monetary judgments, and, in the case of government contracts, suspension from future government contracting. Even if the outcome of any claims brought against us were ultimately favorable, such a claim would require the time and attention of our management, personnel, as well as financial and other resources and potentially pose a significant disruption to our normal business operations.

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
Operational Risks
Failure to enter into, renew or comply with contracts supplying new and existing data sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated online service, which clients access to perform their analyses. We combine the data from these sources into our own dedicated databases. Clients have access to the data and content found within our databases. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our data suppliers, including those that are also competitors. However, we cannot control the actions and policies of our data suppliers and we may have data suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party data supplier agreements, there can be no assurances that third-parties may not challenge our use of their content, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain data sets that we rely on have a limited number of suppliers, although we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier in order to meet the needs of our clients, with only two data suppliers representing more than 10% of our total data costs for the twelve months ended August 31, 2021. Our failure to be able to maintain these relationships, or the failure of our suppliers to deliver accurate data or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products
Each year, an increasing amount of free or relatively inexpensive information becomes available, particularly through the internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. While we believe our service offering is distinguished by such factors as customization, timeliness, accuracy, ease-of-use, completeness and other value-added factors, if users choose to obtain the information they need from public or other sources, our business, results of operations, and cash flows could be adversely affected.
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
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2021, approximately 40% of our revenue related to operations located outside the U.S. In addition, a significant number of our employees, approximately 78%, are located in offices outside the U.S. We expect our growth to continue outside the U.S., with non-U.S. revenues accounting for an increased portion of our total revenue in the future. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
The current COVID-19 pandemic and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance
Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the current COVID-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business, including our ability to gather content. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
Our operations have been affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many jurisdictions have imposed a wide range of restrictions on the physical movement of our employees and vendors to limit the spread of COVID-19. While to date the COVID-19 pandemic has not had a material negative impact on our financial condition, results of operations, or cash flows, due to the ongoing uncertainty related to the duration, magnitude and impact of the COVID-19 pandemic, its potential effects on our business remain uncertain. The COVID-19 pandemic may still have a substantial impact on our employees' or vendors' productivity, which could result in our operations, including our ability to gather content, suffering, and in turn our results of operations, cash flows, and overall financial performance may be impacted. Furthermore, if our employees incur substantial medical expenses due to COVID-19, our expenses may increase due to our self-funded employee medical insurance model. Our management is focused on mitigating the effects of COVID-19 on our business, which has required and will continue to require a substantial investment of their time and may delay their other efforts. The continued impact of COVID-19 may also increase the severity or likelihood of the other risks described in this Item, any of which could have a material effect on us.
We continue to closely monitor the impact of the COVID-19 pandemic and continually assess its potential effects on our business. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance. However, given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic cannot be reasonably estimated at this time. The extent to which our business, financial condition, results of operations, or cash flows are affected by COVID-19 will depend in part on future developments which cannot be accurately predicted and are uncertain, as there are no comparable recent events that provide guidance as to the potential effect of the spread of a global pandemic. The impact of the COVID-19 pandemic depends upon various uncertainties, including the ultimate geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. This situation is changing continually, and additional effects may arise that we are not presently aware of or that we currently do not consider to be significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.
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
MiFID
In the European Union, the new version of the Markets in Financial Instruments Directive (recast), also known as "MiFID II" became effective in January 2018. Prior to the effectiveness of the UK's withdrawal from the European Union on January 1, 2021, the UK laws and regulations implementing MiFID II were modified to transpose aspects of EU law and address deficiencies that would have otherwise been created as a result of the withdrawal. MiFID II built upon many of the initiatives introduced through MiFID and is intended to help improve the functioning of the European Union single market by achieving a greater consistency of regulatory standards. MiFID originally became effective in 2007. We believe that compliance with MiFID II requirements is time-consuming and costly for the investment managers who are subject to it and will cause clients to adapt their pricing models and business practices significantly. These increased costs may impact our clients’ spending and may cause some investment managers to lose business or withdraw from the market, which may adversely affect demand for our services. However, MiFID II may also present us with new business opportunities for new service offerings. We continue to monitor the impact of MiFID II on the investment process and trade lifecycle. We also continue to review the application of key MiFID II requirements and plan to work with our clients to navigate through them.
Brexit
On January 31, 2020, the United Kingdom formally left the European Union when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets. On December 24, 2020, the EU reached a trade agreement with the UK (the "Trade Agreement") The Trade Agreement offers UK and EU companies preferential access to each other's markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face uncertainty. In March, 2021, the UK and EU have agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between the two countries in a Memorandum of Understanding (the "MOU"), which is expected to be signed after formal steps are completed, although this has not yet occurred. At this time, we cannot predict the impact that the Trade Agreement, the MOU or any future agreements on services, particularly financial services, will have on our business and our clients. It is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit, and partner with our clients to help them navigate the fluctuating international markets. This uncertainty may have an impact on our clients’ expansion or spending plans, which may in turn negatively impact our revenue or growth.

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
Additional cost due to tax assessments resulting from ongoing and future audits by tax authorities as well as changes in tax laws
In the ordinary course of business, we are subject to changes in tax laws as well as tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits which could impose a future risk to the results of our business. In August 2019 and July 2021, we received Notices of Intent to Assess (the "Notices") additional sales/use taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue relating to prior tax periods. Based upon a review of the Notices, we believe the Commonwealth may assess sales/use tax, interest and underpayment penalties on previously recorded sales transactions. We filed an appeal to the Notices and we intend to contest any such assessment, if assessed, and continue to cooperate with the Commonwealth’s inquiry. Further, on August 10, 2021, we received a letter (the “Letter”) from the Commonwealth relating to additional prior tax periods, requesting sales information to determine if a notice of intent to assess should be issued to FactSet with respect to these tax periods. Based upon a preliminary review of the Letter, we believe the Commonwealth might seek to assess sales/use tax, interest and underpayment penalties on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process, we are unable to reasonably estimate the ultimate outcome of these matters and, as such, have not recorded a liability as of August 31, 2021. We believe that we ultimately will prevail if we are presented with a formal assessment; however, if we do not prevail, the amount could have a material impact on our consolidated financial position, results of operations and cash flows.
Changes in tax laws or the terms of tax treaties in a jurisdiction where we are subject to tax could have an impact on our taxes payable.
Financial Market Risks
Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements
Due to the global nature of our operations, we conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. To the extent our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we utilize derivative instruments (such as foreign currency forward contracts). By their nature, all derivative instruments involve elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Credit risk is managed through the continuous monitoring of exposure to the counterparties associated with these instruments. Our primary objective in holding derivatives is to reduce the volatility of earnings with changes in foreign currency. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, our attempt to hedge against these risks may not be successful, which could cause an adverse impact on both our results of operations and cash flows.

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

We believe the amount of leased space as of August 31, 2021 is adequate for our current needs and that additional space can be available to meet any future needs.

Segment	Leased Location
Americas	Austin, Texas
Boston, Massachusetts
Chicago, Illinois
Jackson, Wyoming
Lakewood, Colorado
Los Angeles, California
Minneapolis, Minnesota
New York, New York
Norwalk, Connecticut
Piscataway, New Jersey
Reston, Virginia
San Francisco, California
Toronto, Canada
Youngstown, Ohio

EMEA	Amsterdam, the Netherlands
Avon, France
Cologne, Germany
Dubai, United Arab Emirates
Frankfurt, Germany
Johannesburg, South Africa
London, England
Luxembourg City, Luxembourg
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Zurich, Switzerland

Asia Pacific	Chennai, India
Hong Kong, China
Hyderabad, India
Manila, the Philippines
Melbourne, Australia
Mumbai, India
Shanghai, China
Singapore
Sydney, Australia
Tokyo, Japan

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information, our management does not believe that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, is likely to have a material adverse effect on our consolidated financial position, annual results of operations and cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Market Information, Holders and Dividends
Market Information – Our common stock is listed on the NYSE and NASDAQ under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	First	Second	Third	Fourth
2021
High	$357.92	$357.69	$365.77	$383.21
Low	$303.11	$294.21	$302.92	$319.65

2020
High	$289.98	$310.25	$307.97	$363.64
Low	$233.09	$275.12	$195.22	$279.01
Holders of Record – As of October 15, 2021, we had approximately 2,346 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our common stock on October 15, 2021, was $380.22 per share as reported on the NYSE.
Dividends - During fiscal years 2021 and 2020, our Board of Directors declared the following dividends on our common stock:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	$30,972	June 17, 2021
Fourth Quarter	$0.82	August 31, 2021	$30,845	September 16, 2021

Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020
Third Quarter	$0.77	May 29, 2020	$29,188	June 18, 2020
Fourth Quarter	$0.77	August 31, 2020	$29,283	September 17, 2020
Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, and is subject to final determination by our Board of Directors.
(b) Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2021.
(c)Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under our current share repurchase program during the three months ended August 31, 2021:
(in thousands, except per share data)

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs(2)
June 2021	7,721	$336.66	5,000	$290,699
July 2021	173,398	$342.32	172,526	$231,635
August 2021	89,870	$360.83	88,000	$199,893	(3)
	270,989		265,526
(1)Includes 265,526 shares purchased under the existing share repurchase program, as well as 5,463 shares repurchased from employees to cover their cost of taxes due upon the vesting or exercise of stock-based awards.
(2)Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.
(3)On March 23, 2021, the Board of Directors of FactSet approved a $205.6 million increase to the existing share repurchase program. As of August 31, 2021, a total of $199.9 million remained available for future share repurchases under the program.
Securities Authorized for Issuance under Equity Compensation Plans – refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the Standard & Poor’s 500 Index, the Dow Jones U.S. Financial Services Index, and the S&P 500 Financial Exchange and Data Index on August 31, 2016, or the origination date of each respective index.
The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2021. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2016	2017	2018	2019	2020	2021
FactSet Research Systems Inc.	$100	$88	$129	$153	$197	$214
S&P 500 Index	$100	$114	$134	$135	$161	$208
Dow Jones U.S. Financial Services Index	$100	$126	$153	$147	$142	$212
S&P 500 Financial Exchanges and Data	$100	$119	$155	$191	$222	$276
The information contained in the above graph shall not be deemed to be soliciting material or filed or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 6. SELECTED FINANCIAL DATA
The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have adopted the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For a similar detailed discussion comparing fiscal 2020 and 2019, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended August 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K.
MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with open and flexible technology and a purpose to drive the investment community to see more, think bigger, and do their best work. Our strategy is to become the leading open content and financial analytics platform in the industry that delivers differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Over 160,000 asset managers and owners, bankers, wealth managers, corporate firms, including private equity and venture capital firms, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage, in areas spanning investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies and industries to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). Our revenue is primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of concorded data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, FactSet puts our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. Within each of our segments, we primarily deliver insight and information through our three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology ("CTS").

Business Strategy
Client needs and market dynamics continue to evolve at an accelerated pace with an increasing demand for differentiated, personalized, and connected data, an ongoing shift to multi-asset class investing, and cost rationalization as the shift from active to passive investing continues. Clients are seeking new cloud-based solutions that enable self-service and automation, open and flexible systems, and increased efficiencies when integrating and managing data as part of their own broader digital transformations.
FactSet’s strategy focuses on building the leading open content and analytics platform that delivers differentiated advantages for our clients’ success – in keeping with our purpose of enabling the investment community to see more, think bigger and do their best work. We want to be the trusted partner of choice for clients, to anticipate their needs and provide them with the most innovative solutions to make them more efficient. This includes transforming the way our clients discover, decide, and act on an opportunity using our digital platform; purposefully increasing our pace and speed to market by streamlining how we work; and investing in our future workforce. To execute on our strategy, we plan on the following:
•Growing our digital platform: Scaling up our Content Refinery by providing the most comprehensive and connected inventory of industry, proprietary, and third-party data for the financial community, including granular data for key industry verticals, private companies, wealth, and environmental social and governance ("ESG"). Driving next-generation workflow solutions by creating personalized and integrated solutions to streamline workflows which includes solutions for asset managers, asset owners, sell side, wealth and corporate clients. Our goal is to deliver tangible efficiencies to our clients by connecting data and analytics with a cloud based eco-system, enabling them to manage work more effectively through an integrated investment lifecycle.
•Delivering execution excellence: Building a more agile and digital first-minded organization that increases the speed of our product creation and go-to-market strategy. To capitalize on market trends and give our clients innovative tools, we plan to release new products built on a cloud-based digital foundation as well as migrating our existing data and applications to the cloud. Additionally, we expect to rationalize our existing product portfolio to reinvest in higher return products.
•Driving a growth mindset: Recruiting, training and empowering a diverse and operationally efficient workforce to drive sustainable growth. To drive a more performance-based culture, we are investing in talent who can create leading technological solutions, efficiently execute our go-to-market strategy and achieve our growth targets.
At the center of our strategy is the relentless focus on our clients and their FactSet experience. We want to be a trusted partner and service provider, offering hyper-personalized digital products for clients to research ideas, uncover relevant insights, and leverage cognitive computing to help get the most out of their data and analytics. Additionally, we continually evaluate business opportunities such as acquisitions and partnerships to help us expand our capabilities and competitive differentiators across the investment portfolio lifecycle.
We are focused on growing our global business in three segments: the Americas, EMEA and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources, target our solutions and interact with our clients. We further execute on our growth strategy by offering data, products, and analytical applications within our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Fiscal 2021 Year in Review
Revenue for the fiscal year 2021 was $1.6 billion, an increase of 6.5% from the prior year. Revenue increased across our operating segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenue from each of our workflow solutions, mainly in Analytics & Trading, followed by CTS and Wealth. Revenue also grew due to the benefit from our annual price increase. The revenue growth of 6.5% was primarily attributed to organic revenue growth, which excludes the effects of acquisitions and dispositions completed in the last 12 months, changes in foreign currency rates in all periods presented and the deferred revenue fair value adjustments from purchase accounting (Refer to Results of Operations, Non-GAAP Financial Measures in this MD&A for further discussion on organic revenue).
Operating income increased 7.8% and diluted earnings per share ("EPS") increased 7.4% compared with the prior year. This increase in operating income and EPS was primarily driven by revenue growth of 6.5%, a decrease in non-compensatory employee related expenses, an impairment of an investment that occurred in fiscal 2020 and a decrease in professional fees. This increase was partially offset by higher spend in employee compensation, including stock-based compensation and increased computer-related expenses. Additionally, EPS benefited from a reduction in interest expense and diluted weighted average shares outstanding compared with the prior year period.
Our clients and users reached new highs of 6,453 and 160,932, respectively, in fiscal 2021. Over the last 12 months, we returned $382.6 million to stockholders in the form of share repurchases and dividends.
As of August 31, 2021, our employee count was 10,892, up 3.9% in the past 12 months, due primarily to an increase in net new employees of 6.6% in Asia Pacific and 0.7% in EMEA, partially offset by a decrease of 1.5% in the Americas. Of our total employees, as of August 31, 2021, 7,080 were located in Asia Pacific, 2,439 were located in the Americas and 1,373 were located in EMEA. Our centers of excellence, located in India, the Philippines, and Latvia, primarily focus on content collection that benefits all our segments.
We garnered multiple awards during fiscal 2021, with honors spanning multiple workflows, including research, risk, performance, trading, and wealth management. Our expanding suite of datasets stood out, most notably in the ESG and alternative categories, for its depth and innovation in delivery mechanisms. We were recognized by over thirty industry awards and rankings reports, including winning three categories in WatersTechnology’s 2021 Inside Market Data & Inside Reference Data awards: best alternative data provider, best ESG data provider, and best overall data or service provider for 2021.
Client Service / Customer Success
Our client service teams are a critical component of our comprehensive value proposition, and include a versatile group of financial data and modeling experts, with extensive knowledge of financial markets and FactSet solutions. Our client service teams take a consultative approach to understand our clients’ challenges and objectives to strategically leverage our workflow solutions and deliver support of the highest standard. Our clients have continuous access to our support desk, trained to respond to both project and technical support questions. A client-centric approach is foundational to our ongoing achievements, therefore client satisfaction is critical to how we measure our success. According to our global client satisfaction survey, greater than 94% of respondents were satisfied or very satisfied with our support. We believe that these strong relationships help ensure continued high rates of retention and account expansion.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected the financial results for our 2021 fiscal year.
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely and implemented global travel restrictions for our employees. Since that time, we have begun to re-open many of our offices globally, utilizing a three-phased approach to provide flexibility for employees wishing to work from our offices with a focus on social distancing and safety while acting consistently with applicable local regulations. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants. We have worked with local organizations to procure vaccines for our employees and encouraged them to get vaccinated. Our offices will not re-open fully until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied.
As of August 31, 2021, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities.
Based on our success in working in a remote environment during the COVID-19 pandemic, we expect to implement a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, will have the opportunity to choose between different work arrangements. These include working either in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.

Our revenue, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, the COVID-19 pandemic has not had a material negative impact on our revenue, earnings or ASV. We incurred additional expenses at the start of the COVID-19 pandemic, particularly relating to equipment to enable our employees to support our clients while working remotely, which were not material to our fiscal 2021 results. As we have continued to work in remote and hybrid environments, reductions in discretionary spending, particularly travel and entertainment, have more than offset any related increased expenses. Given our transition to our new work standard, we anticipate that many of these expense reductions will continue going forward, as we incur less travel and entertainment spending than we did pre-pandemic and seek to reduce our spending on office space that is no longer necessary in our new work environment.
Refer to Item 1A. Risk Factors of this Annual Report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business.
Annual Subscription Value ("ASV")
As of August 31, 2021, organic annual subscription value ("organic ASV") plus Professional Services totaled $1.7 billion, an increase of 7.2% over August 31, 2020. Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific.
We believe ASV reflects our ability to grow recurring revenue and generate positive cash flow and is the key indicator of the successful execution of our business strategy.

–"ASV" at any point in time represents our forward-looking revenue for the next 12 months from all subscription services currently being supplied to client, excluding revenues from Professional Services.
–"Organic ASV" at any point in time equals our ASV excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements on the current year period.
–"Professional Services" are revenues derived from project-based consulting and implementation.
–"Organic ASV plus Professional Services" at any point in time equals the sum of Organic ASV and Professional Services.
Organic ASV plus Professional Service
The following table presents the calculation the calculation of Organic ASV plus Professional Services as of August 31, 2021. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of August 31, 2021
As reported ASV plus Professional Services(1)	$1,688.3
Currency impact(2)	1.6
Acquisition ASV(3)	(11.4)
Organic ASV plus Professional Services	$1,678.5
Organic ASV plus Professional Services growth rate	7.2%
(1)Includes $24.1 million in Professional Services fees as of August 31, 2021.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.
As of August 31, 2021, Organic ASV plus Professional Services was $1.7 billion, an increase of 7.2% compared with August 31, 2020. The increase in year-over-year Organic ASV was largely attributed to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations.
Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research, followed by Analytics & Trading and CTS. Sales increased in Research mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from our portfolio analytics, portfolio reporting, performance and reporting, front office, and risk and quantitative solutions. CTS sales increased primarily due to core and premium content sets, specifically related to company financial data and data management solutions.

Segment ASV
As of August 31, 2021, ASV from the Americas was $1,039.4 million, an increase from $956.6 million as of August 31, 2020. Americas organic ASV increased to $1029.2 million as of August 31, 2021, a 7.4% increase compared with August 31, 2020.
As of August 31, 2021, ASV from EMEA was $450.0 million, an increase from $426.0 million as of August 31, 2020. EMEA organic ASV increased to $451.3 million as of August 31, 2021, a 5.6% increase compared with August 31, 2020.
As of August 31, 2021, Asia Pacific ASV was $174.7 million, an increase from $156.5 million as of August 31, 2020. Asia Pacific organic ASV increased to $174.6 million as of August 31, 2021, a 12.3% increase compared with August 31, 2020.
The increase in organic ASV across all our geographic segments was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The increased organic ASV in the Americas was primarily driven by increased sales for Research, followed by higher sales of Analytics & Trading and CTS. The EMEA organic ASV increase was mainly driven by higher sales of CTS followed by Analytics & Trading. The Asia Pacific organic ASV increase was primarily due to increased sales of Research, Analytics & Trading, and CTS.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side Organic ASV growth rates at August 31, 2021, compared with August 31, 2020, were 6.5% and 12.0%, respectively. Buy-side clients account for approximately 83% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, asset owners, wealth managers, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions

	As of and for the Year Ended August 31,
	2021	2020	Change
Clients(1)	6,453	5,875	9.8%
Users(2)	160,932	141,136	14.0%
(1)The client count includes clients with ASV of $10,000 and above.
(2)In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
Our client count includes clients with ASV of $10,000 and above. Our total client count was 6,453 as of August 31, 2021, a net increase of 9.8%, or 578 clients in the last 12 months, mainly due to an increase in corporate and wealth management clients and third-party data providers. The client count increase was mainly driven by demand for our integrated content and workflow solutions, which are further enhanced by our continued investment in product innovation. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.
As of August 31, 2021, there were 160,932 professionals using FactSet, representing a net increase of 14.0%, or 19,796 users, in the last 12 months, primarily driven by an increase in wealth advisory professionals from our wealth management clients, as well as an increase in sell-side users from our banking clients. The increase in users was mainly due to a new wealth management client, improvement in our client retention and increased new hiring at our banking clients.
Annual ASV retention was greater than 95% of ASV for the period ended August 31, 2021 and August 31, 2020. When expressed as a percentage of clients, annual retention was approximately 91.0% for the period ended August 31, 2021, an improvement from approximately 90% for the period ended August 31, 2020.
Employee Headcount
As of August 31, 2021, our employee headcount was 10,892, up 3.9% in the past 12 months, due primarily to an increase in net new employees of 6.6% in Asia Pacific and 0.7% in EMEA, partially offset by a decrease of 1.5% in the Americas. Of our total employee headcount at August 31, 2021, 7,080 were located in Asia Pacific, 2,439 were located in the Americas and 1,373 were located in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2021 and 2020, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8. of this Annual Report on Form 10-K.
The following table summarizes the results of operations for the periods described:

	Years ended August 31,
(in thousands, except per share data)	2021	2020	$ Change	% Change
Revenue	$1,591,445	$1,494,111	$97,334	6.5%
Cost of services	$786,400	$695,446	$90,954	13.1%
Selling, general and administrative	$331,004	$359,005	$(28,001)	(7.8)%
Operating income	$474,041	$439,660	$34,381	7.8%
Net income	$399,590	$372,938	$26,652	7.1%
Diluted earnings per common share	$10.36	$9.65	$0.71	7.4%
Diluted weighted average common shares	38,570	38,646
Revenue
Revenue increased 6.5% to $1.6 billion in fiscal 2021, compared with $1.5 billion from the same period in the prior year. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. Revenue increased across all our segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenue in all our workflow solutions, mainly in Analytics & Trading, CTS, and Research, compared with the prior year. Organic revenue increased to $1.6 billion for the fiscal year ended 2021, a 6.3% increase over the prior year period. (Refer to Item 7. Results of Operations, Non-GAAP Financial Measures in the MD&A of this Annual Report on Form 10-K for further discussion on organic revenue).
The revenue growth of 6.5% was composed of organic revenue growth of 6.3%, a 30 basis point increase from foreign currency exchange rate fluctuations, partially offset by a 10 basis point decrease from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue.
Revenue by Segment

	Years ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Americas	$1,008,046	$943,649	$64,397	6.8%
% of revenue	63.3%	63.2%
EMEA	$427,700	$406,498	$21,202	5.2%
% of revenue	26.9%	27.2%
Asia Pacific	$155,699	$143,964	$11,735	8.2%
% of revenue	9.8%	9.6%
Consolidated Revenue	$1,591,445	$1,494,111	$97,334	6.5%
Americas revenue increased 6.8% to $1,008.0 million in fiscal 2021, compared with $943.6 million from the same period in the prior year. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was mainly due to increased sales in all of our workflow solutions, primarily in Analytics & Trading and CTS. The revenue growth of 6.8% was due to organic revenue growth of 6.3% and a 50 basis point increase in acquisition-related revenue and deferred revenue fair value adjustments from purchase accounting.
EMEA revenue increased 5.2% to $427.7 million in fiscal 2021, compared with $406.5 million from the same period in the prior year. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. This revenue growth was mainly due to increased sales in all of our workflow solutions, primarily in CTS and Analytics & Trading. The revenue growth of 5.2% was driven by organic revenue growth of 3.7%, a 110 basis point increase from foreign currency exchange rate fluctuations and a 40 basis point increase from deferred revenue fair value adjustments from purchase accounting.
Asia Pacific revenue increased 8.2% to $155.7 million in fiscal 2021, compared with $144.0 million from the same period in the prior year. The increase in revenue was largely attributed to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations. The revenue growth was mainly due to increased sales in all of our workflow solutions, primarily in Analytics & Trading. The revenue growth of 8.2% was due mainly to organic revenue growth of 8.0% and a 20 basis point increase from foreign currency exchange rate fluctuations.
Revenue by Workflow Solution
Revenue increased 6.5% for fiscal 2021, compared with the same period in the prior, primarily driven by Analytics & Trading and CTS. The increase in Analytics & Trading was mainly driven by increased sales in our portfolio reporting, portfolio analytics, risk and quantitative solutions and performance and reporting. CTS sales increased primarily due to core and premium content sets, specifically related to company financial data and data management solutions.
Operating Expenses

(in thousands)	Years ended August 31,
	2021	2020	$ Change	% Change
Cost of services	$786,400	$695,446	$90,954	13.1%
Selling, general and administrative ("SG&A")	331,004	359,005	(28,001)	(7.8)%
Total operating expenses	$1,117,404	$1,054,451	$62,953	6.0%

Operating income	$474,041	$439,660	$34,381	7.8%
Operating Margin	29.8%	29.4%		1.4%
Cost of Services
Cost of services increased 13.1% to $786.4 million in fiscal 2021 compared with $695.4 from the same period in the prior year. Cost of services, expressed as a percentage of revenue, was 49.4% during fiscal 2021, an increase of 290 basis points over the prior year period. This increase was primarily due to an increase in employee compensation costs, including stock-based compensation, and computer-related expenses.
Employee compensation costs increased 150 basis points mainly due to higher annual base salaries and a net increase in employee headcount of 408 employees, with the majority of the compensation from new employee headcount included in cost of services, an increase in year-over-year variable compensation, and an increase in stock based compensation expense. Computer-related expenses increased by 150 basis points, primarily due to increased technology investments related to our migration to cloud-based hosting services, licensed software arrangements, and a 30 basis point increase in the amortization of intangibles, due to a higher investment in capitalized software that has been placed into service. This increase was partially offset by increased capitalization of compensation costs related to development of our internal-use software projects, as well as a shift in headcount to lower cost locations.
Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses decreased 7.8% to $331.0 million during fiscal 2021, compared with $359.0 million from the same period in the prior year. SG&A expenses, expressed as a percentage of revenue, were 20.8% in fiscal 2021, a decrease of 320 basis points over the prior year period. This decrease was primarily due to a decrease in non-

compensatory employee related expenses, an impairment on an investment in a company in fiscal 2020, and a decrease in professional fees, partially offset by increased compensations costs.
Non-compensatory employee-related expenses, inclusive of travel, entertainment and office expenses, decreased 150 basis points, mainly due to restrictions and impacts related to the COVID-19 pandemic, as most employees continued to work from home. The prior year investment impairment resulted in a 110 basis point decrease in the current year. Professional fees decreased 50 basis points, primarily due to the completion of certain projects to support our technology plan and business transformation activities and lower tax consulting and accounting fees, compared with the prior year period. The decrease was partially offset by an increase in employee compensation costs of 70 basis points, primarily driven by higher annual base salaries and a net increase in employee headcount, as well as higher variable compensation expense.
Operating Income and Operating Margin
Operating income increased 7.8% to $474.0 million in fiscal 2021 compared with $439.7 million in the prior year. Operating income increased primarily due to revenue growth, inclusive of our annual price increase, a reduction in non-compensatory employee related expenses, a prior year investment impairment, decreased professional fees and occupancy costs, partially offset by an increase in employee compensation costs, including stock-based compensation, and computer-related expenses. Operating income was negatively impacted by movements in foreign currency exchange rates on a year-over-year basis. Our operating margin increased in fiscal 2021 to 29.8%, compared with 29.4% for fiscal 2020. Operating margin increased primarily due to a decrease in non-compensatory employee related expenses, a prior year investment impairment, decreased professional fees and occupancy costs, partially offset by higher employee compensation costs and computer-related expenses.
Operating Income by Segment
Our internal financial reporting structure is based on three reportable segments, the Americas, EMEA and Asia Pacific. Refer to Note 19, Segment Information, for further discussion regarding our segments.

	Years ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Americas	$218,180	$182,037	$36,143	19.9%
EMEA	159,704	165,317	(5,613)	(3.4)%
Asia Pacific	96,157	92,306	$3,851	4.2%
Total Operating Income	$474,041	$439,660	$34,381	7.8%
Americas
Americas operating income increased 19.9% to $218.2 million during fiscal 2021, compared with $182.0 million from the prior year. The increase was primarily due to revenue growth of 6.8%, inclusive of our annual price increase, a reduction in non-compensatory employee related expenses, a prior year investment impairment and lower professional fees, partially offset by an increase in employee compensation expense and computer-related expenses.
Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased mainly due to restrictions and impacts related to the COVID-19 pandemic. Professional fees decreased, primarily due to the completion of certain projects to support our technology plan and business transformation activities, as well as lower tax consulting fees, compared with the prior year period. The expense decreases were partially offset by higher employee compensation expense, mainly due to increased annual base salaries, an increase in year-over-year variable compensation, partially offset by higher capitalization of compensation costs related to development of our internal-use software projects, and increases in computer-related expenses, due to increased technology investments, including costs from cloud-based hosting and licensed software arrangements. Additionally, amortization of intangible assets increased, primarily due to a higher investment in capitalized software that has been placed into service.

EMEA
EMEA operating income decreased 3.4% to $159.7 million during fiscal 2021, compared with $165.3 million from the prior year. The decrease in EMEA operating income was primarily due to an increase in employee compensation costs, bad debt expense, and amortization of intangibles, partially offset by revenue growth of 5.2%, inclusive of our annual price increase and a reduction in non-compensatory employee related expenses. Operating income was negatively impacted by movements in foreign currency exchange rates on a year-over-year basis. Employee compensation increased primarily due to a net increase in employee headcount over the past 12 months, increased annual base salaries, higher variable compensation and higher vacation expense. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased, mainly due to restrictions and impacts related to the COVID-19 pandemic, partially offset by investment in technology to allow employees to work from home.
Asia Pacific
Asia Pacific operating income increased 4.2% to $96.2 million during fiscal 2021, compared with $92.3 million from the prior year. The increase in Asia Pacific operating income was mainly due to revenue growth of 8.2%, inclusive of our annual price increase, and a reduction in non-compensatory employee related expenses, partially offset by an increase in employee compensation costs. Operating income was favorably impacted by movements in foreign currency exchange rates on a year-over-year basis. Non-compensatory employee related expenses, inclusive of travel, entertainment and office expenses, decreased, mainly due to restrictions and impacts related to the COVID-19 pandemic, partially offset by investments in technology to allow employees to work from home. Employee compensation increased mainly due to a 6.6% increase in our Asia Pacific workforce in the last 12 months and increased annual base salaries.
Income Taxes, Net Income and Diluted Earnings per Share

	Years ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$68,027	$54,196	$13,831	25.5%
Net income	$399,590	$372,938	$26,652	7.1%
Diluted earnings per common share	$10.36	$9.65	$0.71	7.4%
Income Taxes
The fiscal 2021 provision for income taxes was $68.0 million, compared with $54.2 million in fiscal 2020, an increase of 25.5%. The increase was primarily due to net changes in jurisdictional pre-tax book income in fiscal 2021, compared with the prior year. Additionally, the increase was driven by a $4.4 million lower windfall tax benefit from stock-based compensation for fiscal 2021, compared with fiscal 2020, changes in tax rates in certain jurisdictions, and a lower benefit from finalizing prior year tax returns of $1.2 million. The increase was partially offset by the impact of the true-up of certain foreign deferred tax balances, and higher research and development tax credits.
Net Income and Diluted Earnings per Share
Net income increased 7.1% to $399.6 million during fiscal 2021 compared with $372.9 million in fiscal 2020. Diluted earnings per share increased 7.4% to $10.36 in fiscal 2021 compared with $9.65 in fiscal 2020. Net income and diluted EPS increased primarily due to increased operating income and a reduction in interest expense, partially offset by an increase in the provision for income taxes. Interest expense decreased as a result of a decrease in LIBOR compared with the prior year, which reduced the interest rate under our 2019 Revolving Credit Facility. Refer to Note 13, Debt of the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on LIBOR and the 2019 Revolving Credit Facility.
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
The table below provides an unaudited reconciliation of revenue to adjusted revenue and organic revenue.

	Twelve Months Ended August 31,
(In thousands)	2021	2020	$ Change	% Change
Revenue	$1,591,445	$1,494,111	$97,334	6.5%
Deferred revenue fair value adjustment(1)	539	4,192	(3,653)	(87.1)%
Adjusted revenue	1,591,984	1,498,303	93,681	6.3%
Acquired revenue(2)	(4,119)	—	(4,119)
Currency impact(3)	4,472	—	4,472
Organic revenue	$1,592,337	$1,498,303	$94,034	6.3%
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

	Twelve Months Ended
	August 31,
(In thousands, except per share data)	2021	2020	Change
Operating income	$474,041	$439,660	7.8%
Deferred revenue fair value adjustment	539	4,192
Intangible asset amortization	23,257	22,269
Impairment of Investment	—	16,500
Transformation costs(1)	14,113	16,478
Restructuring / severance	5,028	51
Real estate charges	716	4,253
Adjusted operating income	$517,694	$503,403	2.8%
Operating margin	29.8%	29.4%
Adjusted operating margin(2)	32.5%	33.6%

Net income	$399,590	$372,938	7.1%
Deferred revenue fair value adjustment	456	3,385
Intangible asset amortization	19,672	17,773
Impairment of Investment	—	16,500
Transformation costs(1)	11,938	13,171
Restructuring / severance	4,253	41
Real estate charges	606	3,399
Income tax items(3)	(4,466)	(7,085)
Adjusted net income(2)	$432,049	$420,122	2.8%

Diluted earnings per common share	$10.36	$9.65	7.4%
Deferred revenue fair value adjustment	0.01	0.10
Intangible asset amortization	0.51	0.46
Impairment of Investment	—	0.42
Transformation costs(1)	0.31	0.34
Restructuring / severance	0.11	—
Real estate charges	0.02	0.08
Income tax items(3)	(0.12)	(0.18)
Adjusted diluted earnings per common share(4)	$11.20	$10.87	3.0%
Weighted average common shares (Diluted)	38,570	38,646
(1)Costs primarily related to professional fees associated with the ongoing multi-year investment plan.
(2)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenue as shown in the organic revenue table above.
(3)Income tax items for the year ended August 31, 2021 reflects tax expenses primarily related to a reduction in the estimated foreign pre-tax book income as well as an increase in estimated U.S. pre-tax book income. This was partially offset by a benefit from the finalization of the prior year tax return. Income tax items for the year ended August 31, 2020 includes income tax expenses primarily due to finalization of the prior year tax return.
(4)For purposes of calculating adjusted net income and adjusted diluted earnings per share, deferred revenue fair value adjustments and intangible asset amortization were taxed at the annual effective tax rates of 17.8% for fiscal 2021 and 17.7% for fiscal 2020.

Liquidity and Capital Resources
Our primary sources of liquidity have been our cash flows generated from our operations, existing cash and cash equivalents and, when needed, our credit capacity under our existing credit facility. We use these sources of liquidity to, among other things, service our existing and future debt obligations, fund our working capital requirements, capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our liquidity, along with other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future.
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
As of August 31, 2021, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of August 31, 2021. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at August 31, 2021 and August 31, 2020. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of August 31, 2021. The variable rate of interest on the 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024. There is currently a global transition, known as reference rate reform, away from referencing the LIBOR, and other interbank offered rates, and toward new reference rates. As a result of the reference rate reform initiative, these interbank offered rates, including LIBOR are expected to be discontinued. Refer to Note 3, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on our evaluation of reference rate reform on our Consolidated Financial Statements.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.38% and 2.20% for the twelve months ended August 31, 2021 and August 31, 2020, respectively. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of August 31, 2021.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.8 million of standby letters of credit have been issued in connection with our leased office spaces as of August 31, 2021. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 13, Debt of the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on these covenants.

Uses of Liquidity
Returning Value to Shareholders
For the year ended August 31, 2021, we returned $382.6 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions. In fiscal 2021, we repurchased 0.8 million shares for $264.7 million under our existing share repurchase program compared with 0.7 million shares for $199.6 million in fiscal 2020. A total of $199.9 million remains authorized for future share repurchases as of August 31, 2021. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Capital Expenditures
For the year ended August 31, 2021, capital expenditures were $61.3 million, compared with $77.6 million during the same period a year ago, a decrease of $16.3 million. Capital expenditures decreased as the cost related to the build-out of our office space in the Philippines during the year ended August 31, 2021 was less than the cost related to the build-out of our new corporate headquarters in Norwalk, Connecticut and office space in India during the prior year period. This decrease was partially offset by higher expenditures related to the development of capitalized internal-use software during the year ended August 31, 2021 compared with the prior year.
Dividends
On August 9, 2021, our Board of Directors approved a regular quarterly dividend of $0.82 which was paid on September 16, 2021. During fiscal 2021, the quarterly dividend increased $0.05 per share or 6.5%, which marked the 22nd consecutive year we have increased dividends, highlighting our continued commitment to returning value to stockholders. Over the last 12 months, we have paid 117.9 million in cash dividends. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Acquisitions
During fiscal 2021, we completed acquisitions of businesses, with the most significant cash flows related to the acquisition of Truvalue Labs, Inc. ("TVL") on November 2, 2020. We acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of ESG information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. Refer to Note 7, Acquisition, in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further discussion of the TVL acquisition.
Contractual Obligations
Purchase obligations represent committed payments due in future periods to our various data vendors and for other goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2021 and 2020, we had total purchase commitments with suppliers of $191.9 million and $226.0 million, respectively. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 12, Leases and Note 13, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Our purchase obligations consist of two primary arrangements, data content and hosting services. Data content is an integral component of the value we provide to our clients. Hosting services support our technology investments related to our migration to cloud-based hosting services, the majority of which rely on third-party hosting providers. Of the $191.9 million in purchase commitments, $84.0 million relates to hosting services and $78.7 million relates to data content. Additional commitments relate primarily to third-party software providers.

Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Years ended August 31,
(in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$555,226	$505,840	$49,386	9.8%
Net cash used in investing activities	(135,992)	(73,632)	(62,360)	84.7%
Net cash used in financing activities	(322,711)	(218,075)	(104,636)	48.0%
Effect of exchange rate changes on cash and cash equivalents	(263)	11,673	(11,936)	(102.3)%
Net increase in cash and cash equivalents	$96,260	$225,806	$(129,546)	(57.4)%
Cash and cash equivalents aggregated to $681.9 million as of August 31, 2021, compared with $585.6 million as of August 31, 2020. Our cash and cash equivalents increased $96.3 million during the twelve months ended August 31, 2021, primarily due to inflows of $555.2 million from net cash provided by operating activities and $64.2 million in proceeds from the exercise of employee stock options, partially offset by cash outflows of $264.7 million in share repurchases, $117.9 million in dividend payments, $58.1 million for the acquisition of businesses and $61.3 million of capital expenditures.
Our cash and cash equivalents are held in numerous locations throughout the world, with $266.9 million within the Americas, $369.3 million within EMEA (predominantly within the UK, Germany, and France) and the remaining $45.8 million within Asia Pacific (predominantly within the Philippines and India) as of August 31, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax. As a result of the U.S. Tax Cuts and Jobs Act ("TCJA"), we believe that the income tax impact if such earnings were repatriated would be minimal.
Operating
For fiscal 2021, net cash provided by operating activities was $555.2 million compared with $505.8 million for fiscal 2020, an increase of $49.4 million. This increase was primarily driven by higher net income and the timing of tax payments in certain jurisdictions, partially offset by certain working capital changes, inclusive of increases in variable compensation accruals.
Investing
For fiscal 2021, net cash used in investing activities was $136.0 million, representing a $62.4 million increase from the prior year. This increase was mainly due to the acquisition of businesses, primarily related to the acquisition of TVL for approximately $41.9 million in cash, net of cash acquired, and a $16.3 million decrease in capital expenditures.
Financing
For fiscal 2021, net cash used by financing activities was $322.7 million, representing a $104.6 million increase in cash outflows compared with the prior year. Financing activities were impacted by a $65.1 million increase in share repurchases, a $31.3 million decrease in proceeds from employee stock plans, and an increase of $7.5 million in dividend payments.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, leasehold improvements and capitalized internal use software. We present free cash flow solely as a supplemental disclosure to provide useful information to investors about the amount of cash generated by the business after necessary capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$555,226	$505,840
Capital expenditures(1)	(61,325)	(77,642)
Free cash flow	$493,901	$428,198
(1)Capital expenditures are included in net cash used in investing activities during each fiscal period reported and include property, equipment, leasehold improvements and internal-use software.
For fiscal 2021, we generated free cash flow of $493.9 million compared with $428.2 million in fiscal 2020, an increase of $65.7 million. This increase reflects an increase of $49.4 million in cash provided by operating activities and decreases in capital expenditures of $16.3 million.
Off-Balance Sheet Arrangements
At August 31, 2021 and 2020, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing other debt arrangements, or other contractually limited purposes.
Foreign Currency
Foreign Currency Exposure
Certain wholly-owned subsidiaries, primarily within the EMEA and Asia Pacific segments, where approximately 78% of our employees are located, are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries' net assets or liabilities from their respective functional currencies into U.S. dollars, using an end of period exchange rate. The net translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
During fiscal 2021, foreign currency movements decreased operating income by $5.4 million, compared with a $5.0 million increase to operating income in the prior year. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 75% over their respective hedged periods as of August 31, 2021. The current foreign currency forward contracts are set to mature at various points between the first quarter of fiscal 2022 through the fourth quarter of fiscal 2022.
As of August 31, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €33.8 million and £37.7 million, respectively.
A loss on foreign currency forward contracts of $5.0 million was recorded into operating income during fiscal 2021, compared with a loss of $1.6 million in fiscal 2020.
Critical Accounting Estimates
We prepare the Consolidated Financial Statements in conformity with GAAP, which requires us to make certain estimates and apply judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable at the time the Consolidated Financial Statements are prepared and, as such, they may ultimately differ materially from actual results.
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. The critical accounting estimates and judgments that we believe to have the most significant impacts to our Consolidated Financial Statements are described below.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, research and development ("R&D") and other tax credits, tax audit settlements, incentive-stock options and the foreign derived intangible income ("FDII") deduction. Our annual effective tax rate was 14.5%, 12.7% and 16.4% in fiscal 2021, 2020 and 2019, respectively.
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
We classify the liability for unrecognized tax benefits as Taxes Payable (non-current) and to the extent that we anticipate payment of cash within one year, the benefit will be classified as Taxes Payable (current). Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. This interest is classified as income tax expense in the financial statements. As of August 31, 2021, we had gross unrecognized tax benefits totaling $14.9 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) within the Consolidated Balance Sheets. Refer to Note 11, Income Taxes in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
Performance-based Equity Awards
Performance-based equity awards require management to make assumptions regarding the likelihood of achieving performance targets. The number of performance-based awards that vest will be predicated on achieving performance levels during the measurement period subsequent to the date of grant. Dependent on the financial performance levels attained, a percentage of the performance-based awards will vest to the grantees. However, there is no current guarantee that such awards will vest in whole or in part. Refer to Note 17, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
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
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our services. We also consider the share price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate the fair value of our reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.
We completed our annual goodwill impairment test during the fourth quarter of fiscal 2021. We determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each reporting unit substantially exceeds their respective carrying amounts. Accordingly, there was no indication of impairment and a quantitative goodwill impairment test was not performed.
Our identifiable intangible assets consist of acquired content databases, client relationships, software technology, and trade names resulting from acquisitions, which have been fully integrated into our operations, as well as internal-use software. We amortize intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. The weighted average useful life of our identifiable intangible assets at August 31, 2021 was 9.1 years. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no material adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets had no assigned residual values as of August 31, 2021 and 2020.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold, and use is based on the amount the carrying value exceeds the fair value of the asset, which may be based on estimated future cash flows (discounted). No indicators of impairment of intangible assets has been identified during any of the periods presented. Our ongoing consideration of recoverability could result in impairment charges in the future, which could adversely affect our results of operations. The carrying value of intangible assets as of August 31, 2021 and 2020 was $135.0 million and $121.1 million, respectively. Refer to Note 9, Goodwill and Note 10, Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further details.
Long-lived Assets
Long-lived assets, comprised of property, equipment and leasehold improvements and lease right-of-use ("ROU") assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows (undiscounted and excluding interest charges). If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, based on the most appropriate valuation technique, including discounted cash flows.
In determining indicators for impairment, we take various factors into account, including, but not limited to, a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. A significant amount of judgment is involved in determining if an indicator of impairment has occurred and in calculating the inputs to the impairment calculation such as estimates related to future cash flows and asset fair values, forecasting asset useful lives and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions included in our impairment assessment, we may be exposed to losses that could be material.
There have been no long-lived asset impairment charges and no change to our impairment assessment methodology for each of the last three years. The carrying value of long-lived assets was $131.4 million as of August 31, 2021 and $133.1 million as of August 31, 2020. Refer to Note 8, Property, Equipment and Leasehold Improvements in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
Contingencies
We are subject to various legal proceedings, claims and litigation that have arisen in the ordinary course of business, which involve inherent uncertainties including, but not limited to, employment matters, and commercial and intellectual property litigation. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be affected.
Business Combinations
We account for business combinations using the purchase method of accounting. The acquisition purchase price is allocated to the underlying identified, tangible and intangible assets and liabilities assumed, based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair values of the identified assets and liabilities is recorded as goodwill and assigned to one or more reporting units. The amounts and useful lives assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. Determining the fair value of assets acquired and liabilities assumed and the expected useful life, requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.
New Accounting Pronouncements
Refer to Note 3, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2021. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $15.3 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of August 31, 2021, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2021, with operating results held constant in local currencies, would result in a decrease in operating income of $38.2 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2021 would have increased the fair value of total assets by $71.4 million and equity by $46.7 million.
Refer to Note 6, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents and Investments
The fair market value of our cash and cash equivalents and investments at August 31, 2021 was $717.8 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 3, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on our cash and cash equivalents.

Debt
As of August 31, 2021, we had long term debt outstanding under the 2019 Revolving Credit Facility with a principal balance of $575.0 million. The debt bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change to our annual interest expense for the portion of the long-term debt not hedged by the interest rate swap agreement. Refer to Note 13, Debt in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for additional information regarding our outstanding debt obligations.

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
FactSet’s policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of the New York Stock Exchange, the NASDAQ Stock Market and the corporate governance requirements of the Sarbanes-Oxley Act of 2002. Management, with oversight by our Board of Directors, has established and maintains a strong ethical climate so that our affairs are conducted to the highest standards of personal and corporate conduct.
FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2021 and issued a report (see below).
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for FactSet. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of FactSet; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of FactSet are being made only in accordance with authorizations of management and directors of FactSet; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of FactSet’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that FactSet’s internal control over financial reporting was effective as of August 31, 2021. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on FactSet’s internal control over financial reporting, which is included in their report on the subsequent page.

/s/ F. PHILIP SNOW	/s/ LINDA S. HUBER

F. Philip Snow	Linda S. Huber
Chief Executive Officer	Executive Vice President, Chief Financial Officer
October 22, 2021	October 22, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 22, 2021 expressed an unqualified opinion thereon.
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
As discussed in Note 3, Summary of Significant Accounting Policies, and 11, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2021, the Company recognized a consolidated provision for income taxes of $68 million with $41 million related to its U.S. operations and $27 million related to its non-U.S. operations.

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

Among other audit procedures performed, we evaluated the reasonableness of management’s allocation methodologies by analyzing the methodology based on the Company’s structure, operations and current tax law. We recalculated income tax expense using management’s methodology and agreed the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax law to management’s allocation methodologies and tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party reports and advice obtained by the Company. We also performed a sensitivity analysis to evaluate the effect from changes in management’s allocation methodologies and assumptions. We have evaluated the Company’s income tax disclosures included in Note 11, Income Taxes, of the Consolidated Financial Statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Stamford, CT
October 22, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on Internal Control over Financial Reporting
We have audited FactSet Research System Inc.’s (the Company) internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 Consolidated Financial Statements of the Company and our report dated October 22, 2021, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, CT
October 22, 2021

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2021	2020	2019
Revenues	$1,591,445	$1,494,111	$1,435,351
Operating expenses
Cost of services	786,400	695,446	663,446
Selling, general and administrative	331,004	359,005	333,870
Total operating expenses	1,117,404	1,054,451	997,316

Operating income	474,041	439,660	438,035

Other income (expense)
Interest expense, net	(6,394)	(9,829)	(16,624)
Other income (expense), net	(30)	(2,697)	554
Total other expense, net	(6,424)	(12,526)	(16,070)

Income before income taxes	467,617	427,134	421,965

Provision for income taxes	68,027	54,196	69,175
Net income	$399,590	$372,938	$352,790

Basic earnings per common share	$10.56	$9.83	$9.25
Diluted earnings per common share	$10.36	$9.65	$9.08

Basic weighted average common shares	37,856	37,936	38,144
Diluted weighted average common shares	38,570	38,646	38,873
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2021	2020	2019
Net income	$399,590	$372,938	$352,790
Other comprehensive income, net of tax:
Net unrealized (loss) gain on cash flow hedges*	(504)	674	504
Foreign currency translation adjustments	835	34,577	(24,325)
Other comprehensive income (loss)	331	35,251	(23,821)
Comprehensive income	$399,921	$408,189	$328,969
*For the fiscal years ended August 31, 2021, 2020 and 2019, the net unrealized (loss) gain on cash flow hedges disclosed above were net of a tax benefit of $162 thousand, tax expense of $251 thousand, and a tax expense of $387 thousand, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2021	2020
ASSETS
Cash and cash equivalents	$681,865	$585,605
Investments	35,984	19,572
Accounts receivable, net of reserves of $6,431 at August 31, 2021 and $7,987 at August 31, 2020	151,187	155,011
Prepaid taxes	13,917	38,067
Prepaid expenses and other current assets	50,625	43,675
Total current assets	933,578	841,930

Property, equipment and leasehold improvements, net	131,377	133,102
Goodwill	754,205	709,703
Intangible assets, net	134,986	121,095
Deferred taxes	2,250	—
Lease right-of-use assets, net	239,064	248,929
Other assets	29,480	28,629
TOTAL ASSETS	$2,224,940	$2,083,388

LIABILITIES
Accounts payable and accrued expenses	$85,777	$82,094
Current lease liabilities	31,576	29,056
Accrued compensation	104,403	81,873
Deferred revenue	63,104	53,987
Dividends payable	30,845	29,283
Total current liabilities	315,705	276,293

Long-term debt	574,535	574,354
Deferred taxes	14,752	19,713
Deferred revenue, non-current	8,394	9,319
Taxes payable	30,279	27,739
Long-term lease liabilities	259,980	272,269
Other liabilities	4,942	7,326
TOTAL LIABILITIES	$1,208,587	$1,187,013
Commitments and contingencies (see Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,163,192 and 40,767,708 shares issued, 37,615,419 and 38,030,252 shares outstanding at August 31, 2021 and 2020, respectively	412	408
Additional paid-in capital	1,048,305	939,067
Treasury stock, at cost: 3,547,773 and 2,737,456 shares at August 31, 2021 and 2020, respectively	(905,917)	(636,956)
Retained earnings	912,515	633,149
Accumulated other comprehensive loss	(38,962)	(39,293)
TOTAL STOCKHOLDERS’ EQUITY	$1,016,353	$896,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,224,940	$2,083,388
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$399,590	$372,938	$352,790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	64,476	57,614	60,463
Amortization of lease right-of-use assets	42,846	43,185	—
Stock-based compensation expense	45,065	36,579	32,400
Deferred income taxes	(4,602)	10,626	(2,278)
Impairment Charge	—	16,500	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	3,646	(8,608)	10,205
Accounts payable and accrued expenses	2,068	12,427	(2,290)
Accrued compensation	21,815	16,446	(1,743)
Deferred fees	5,078	5,571	458
Taxes payable, net of prepaid taxes	26,298	(24,224)	(19,238)
Lease liabilities, net	(42,750)	(33,340)	—
Other, net	(8,304)	126	(3,631)
Net cash provided by operating activities	555,226	505,840	427,136
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(61,325)	(77,642)	(59,370)
Acquisition of businesses, net of cash and cash equivalents acquired	(58,056)	—	—
Purchases of investments	(18,787)	(2,736)	(11,135)
Proceeds from maturity or sale of investments	2,176	6,746	14,405
Net cash used in investing activities	(135,992)	(73,632)	(56,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(264,702)	(199,625)	(220,372)
Dividend payments	(117,927)	(110,439)	(100,052)
Repayment of debt	—	—	(575,000)
Proceeds from debt	—	—	575,000
Proceeds from employee stock plans	64,177	95,520	107,051
Other financing activities	(4,259)	(3,531)	(901)
Net cash used by financing activities	(322,711)	(218,075)	(214,274)
Effect of exchange rate changes on cash and cash equivalents	(263)	11,673	(5,586)
Net increase in cash and cash equivalents	96,260	225,806	151,176
Cash and cash equivalents at beginning of period	585,605	359,799	208,623
Cash and cash equivalents at end of period	$681,865	$585,605	$359,799

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$8,021	$12,876	$19,509
Cash paid during the year for income taxes, net of refunds	$46,588	$69,092	$89,997

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$30,845	$29,283	$27,445
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of September 1, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						352,790		352,790
Other comprehensive loss							(23,821)	(23,821)
Common stock issued for employee stock plans	753,942	7	107,043					107,050
Vesting of restricted stock	85,401	1	(1)	31,644	(7,241)			(7,241)
Repurchases of common stock				882,445	(213,130)			(213,130)
Stock-based compensation			32,400					32,400
Dividends declared						(103,710)		(103,710)
Cumulative effect of adoption of accounting standards*						1,302	716	2,018
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						372,938		372,938
Other comprehensive loss							35,251	35,251
Common stock issued for employee stock plans	630,520	7	95,515	75	(21)			95,501
Vesting of restricted stock	32,996			11,945	(3,511)			(3,511)
Repurchases of common stock				739,084	(199,625)			(199,625)
Stock-based compensation			36,579					36,579
Dividends declared						(113,014)		(113,014)
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						399,590		399,590
Other comprehensive income							331	331
Common stock issued for employee stock plans	360,877	4	64,173	318	(104)			64,073
Vesting of restricted stock	34,607	—		12,614	(4,155)			(4,155)
Repurchases of common stock				797,385	(264,702)			(264,702)
Stock-based compensation			45,065					45,065
Dividends declared						(120,224)		(120,224)
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353

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

Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with open and flexible technology and a purpose to drive the investment community to see more, think bigger, and do their best work. Our strategy is to become the leading open content and financial analytics platform in the industry that delivers differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Over 160,000 asset managers and owners, bankers, wealth managers, corporate firms, including private equity and venture capital firms, and others, use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage, in areas spanning investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies and industries to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). Our revenue is primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of concorded data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, FactSet puts our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. Within each of our segments, we primarily deliver insight and information through our three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology ("CTS").
2. BASIS OF PRESENTATION
We conduct business globally and manage our business on a geographic basis. The accompanying Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for annual financial information and the instructions to Form 10-K and Article 10 of Regulation S-X. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates may have been made in areas that include income taxes, stock-based compensation, the valuation of goodwill and allocation of purchase price to acquired assets and liabilities, useful lives and impairments of long-lived tangible and intangible assets and reserves for litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are summarized below.
Revenue Recognition
The majority of our revenue is derived from client access to our hosted proprietary data and analytics platform, which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, analytics, enterprise data, research management, and trade execution. We determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. Based on the nature of the services and products offered by us, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We record revenue for our contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied. A provision for billing adjustments and current expected credit losses is estimated and accounted for as a reduction to revenue, with a corresponding reduction to accounts receivable.
Cost of Services
Cost of services is comprised of compensation for our employees within the content collection, consulting, product development, software and systems engineering groups in addition to data costs, computer maintenance and depreciation expenses, amortization of identifiable intangible assets, and client-related communication costs.
Selling, General and Administrative
Selling, general and administrative expenses include compensation for the sales and various other support and administrative departments in addition to travel and entertainment expenses, rent, professional fees, depreciation of furniture and fixtures, amortization of lease right-of-use ("ROU") assets and leasehold improvements, as well as marketing costs, office expenses,, travel and entertainment expenses, and other miscellaneous expenses.
Stock-Based Compensation
Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock units, performance share units, and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period. We use the straight-line attribution method for all awards with graded vesting features and service conditions only. Under this method, the amount of compensation expense that is recognized on any date is at least equal to the vested portion of the award on that date. For all stock-based awards with performance conditions, the graded vesting attribution method is used by us to determine the monthly stock-based compensation expense over the applicable vesting periods.

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
Performance-based equity awards require management to make assumptions regarding the likelihood of achieving company performance targets on a quarterly basis. The number of performance share units that vest will be predicated on us achieving certain performance levels. A change in the financial performance levels we achieve could result in changes to our current estimate of the vesting percentage and related stock-based compensation.
Research and Product Development Costs
Research and product development ("R&D") costs are expensed as incurred, unless they qualify as internal-use software development costs and are then capitalized and amortized over the estimated useful life. These costs primarily consist of personnel-related expenses, such as salaries and related benefits for our product development, software engineering and technical support departments and, if not capitalized, are included in employee compensation (found within of Cost of services expense and SG&A in the Consolidated Statements of Income). We also utilize certain third parties to develop internal-use software. These costs are capitalized and amortized over the estimated useful life. If not capitalized, these costs are included in SG&A in the Consolidated Statements of Income. We do not have a separate research and product development department, but rather rely on these departments to work closely with our strategists, product managers, sales and other client-facing specialists to develop new products and process innovations and enhance existing products. We incurred research and product development costs of $250.1 million and $224.0 million during fiscal years 2021 and 2020, respectively.
Income Taxes
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current enacted tax rates. We recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the Consolidated Financial Statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2021, we had gross unrecognized tax benefits totaling $14.9 million, including $1.3 million of accrued interest, recorded as Taxes payable (non-current) on the Consolidated Balance Sheets.
Earnings per Share
Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS is computed, using the treasury stock method, by dividing net income by the number of weighted average common shares outstanding and issuable upon the exercise of outstanding share-based compensation awards (including stock options and awards of restricted stock units) during the period. Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period.
Comprehensive Income
We disclose comprehensive income in accordance with applicable standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. Our cash equivalents consist of money market funds that are available for withdrawal without restriction and are carried at cost, which approximates fair value.

Accounts Receivable and Deferred Fees
Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as Accounts receivable, net of reserves. Amounts invoiced in advance of client payments that are in excess of earned subscription revenue are reflected on the Consolidated Balance Sheets as Deferred fees. As of August 31, 2021, the amount of accounts receivable that was unbilled totaled $18.3 million, which will be billed in fiscal 2022. As of August 31, 2020, the amount of accounts receivable that was unbilled totaled $17.1 million, which were billed in fiscal 2021.
Accounts receivable are recorded net of an allowance for credit losses based on a variety of factors, including our historical write-off activity, current economic environment, customer-specific information and expectations of future economic conditions. We write-off account balances against our reserve when we have exhausted our collection efforts. In accordance with this policy, our receivable reserves were $6.4 million and $8.0 million as of August 31, 2021 and 2020, respectively, recorded as a reduction to Accounts receivable, within the Consolidated Balance Sheets.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, ranging from three to five years for computers and related equipment and seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their respective useful lives or the related lease term. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.
We perform a test for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. Should projected undiscounted future cash flows be less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset.
Goodwill
Goodwill at the reporting unit level is reviewed for impairment annually, and more frequently if impairment indicators exist. Goodwill is deemed to be impaired and written-down in the period in which the carrying value of the reporting unit exceeds its fair value. We have three reporting units, Americas, EMEA and Asia Pacific, which are consistent with the operating segments reported, as discrete financial information is not available for subsidiaries within the operating segments.
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not the fair value of the reporting unit is greater than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our services. We also consider the share price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount using an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate the fair value of our reporting units. The annual review of carrying value of goodwill requires us to develop estimates of future business performance. These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business. The discounted cash flow model also includes a determination of our weighted average cost of capital by reporting unit. Cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flows used in determining fair value of a reporting unit. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.
We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis and concluded it was more likely than not the fair value of each reporting unit was greater than its respective carrying value and no impairment charge was required.

Intangible Assets
Acquired Intangible Assets
Our identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into our operations. We amortize intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Amortizable Intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the fiscal years presented. The intangible assets have no assigned residual values.
Internally Developed Software
We capitalize internal and external costs related to developing, modifying or obtaining software for internal use, incurred during the application development stage in accordance with ASC 350-40, Internal-Use Software. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software, generally three to five years. These assets are subject to the impairment test guidance specified in the acquired intangible assets above.
Leases
We adopted the standard, ASC 842-10, Leases ("ASC 842") as of September 1, 2019, using a modified retrospective approach. Refer to Note 12, Leases, for further details.
We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. If we determine that an arrangement qualifies as a lease, with a lease term of greater than one year, we assess whether the leased asset is an operating or financing lease. Our lease portfolio is primarily related to our office space, under various operating lease agreements.
We record a lease ROU asset and lease liability as the present value of the future minimum lease payments (including fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, beginning at the lease commencement date. As there is no rate implicit in our operating lease arrangements, these balances are initially recorded using our incremental borrowing rate ("IBR") within the geography where the leased asset is located. As we do not have any outstanding public debt, we estimate the IBR based on our estimated credit rating and available market information. The IBR is determined at lease commencement and subsequently reassessed upon a modification to the lease arrangement. Certain adjustments to our lease ROU assets may be required for items such as initial direct costs paid or incentives received.
We elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense).
As of August 31, 2021, our leases have remaining terms of less than one year to just over 14 years. The lease ROU assets and lease liabilities recognized did not include any renewal or termination options that were not yet reasonably certain to be exercised.
Accrued Liabilities
Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. At the end of each fiscal year, we conduct a review of both the performance of the Company and individual performance within each department to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The majority of variable employee compensation recorded within accrued compensation related to the annual performance bonus, which was $75.1 million and $54.4 million as of August 31, 2021 and 2020, respectively.

Derivative Instruments
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates relative to the U.S. dollar. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. We do not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements.
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
Treasury Stock
We account for repurchased common stock under the cost method and includes such treasury stock as a component of our Stockholders’ equity. We account for the formal retirement of treasury stock by deducting its par value from common stock, reducing additional paid-in capital ("APIC") by the average amount recorded in APIC when the stock was originally issued and any remaining excess of cost deducted from retained earnings.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. We consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Our cash equivalents are classified as Level 1 while our derivative instruments (foreign exchange forward contracts and interest rate swap) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by us as of August 31, 2021 or 2020. Refer to Note 5, Fair Value Measures for the definition of the fair value hierarchy.
Foreign Currency Translation
Certain wholly-owned subsidiaries operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in AOCL as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $36.9 million and $37.7 million at August 31, 2021 and 2020, respectively.

Concentrations of Risk
Refer to Note 20, Risks and Concentrations of Credit Risk for areas that potentially subject us to a significant concentration of risk and credit risk.
New Accounting Standards or Updates Recently Adopted
As of the beginning of fiscal 2021, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the last three fiscal years that had a material impact on our Consolidated Financial Statements other than the adoption of ASC 842.
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
Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost. Subsequent to the adoption, the allowance for doubtful accounts is made when the financial asset is first recorded to the balance sheet (and periodically thereafter) and is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We have adopted this standard effective September 1, 2020. The adoption of this accounting standard update did not have a material impact on our Consolidated Financial Statements.
Leases
In February 2016, the FASB issued an accounting standard update related to accounting for leases, ASC 842. The update requires the recognition of lease ROU assets and lease liabilities on the balance sheet and the disclosure of qualitative and quantitative information about leasing arrangements. The guidance also eliminates the requirement for an entity to use bright-line tests in determining lease classification. We adopted the new accounting standard effective September 1, 2019, using a modified retrospective approach to record the required cumulative effect adjustments to the opening balance sheet in the period of adoption. As such, our historical Consolidated Financial Statements were not restated and follow our previous policy under ASC 840, Leases. Refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for further details of the Company’s policy prior to adoption of ASC 842.
We have elected the package of practical expedients permitted under the transition guidance, which permits us to not reassess the prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight practical expedient in determining the lease term and in assessing impairment. We elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component. We have also elected to apply the short-term lease exception not to recognize lease ROU assets and lease liabilities for leases with a term of 12 months or less. We will recognize lease payments on a straight-line basis over the lease term.
As of November 30, 2019, the Company recognized Lease ROU assets, net of amortization of $217.0 million and corresponding Current and Long-term lease liabilities of $266.4 million, related primarily to the Company’s real estate leases. There was no material impact to the Company’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statement of Changes in Stockholders' Equity. Refer to Note 12, Leases for more information regarding the Company's lease accounting.
Hedge Accounting Simplification
During the first quarter of fiscal 2020, we adopted the accounting standard updated issued by the FASB in August 2017, which focused on reducing the complexity of and simplifying the application of hedge accounting. The guidance refines and expands hedge accounting for both financial and non-financial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The adoption of this standard had no impact on our Consolidated Financial Statements.
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
No other new accounting pronouncements issued or effective as of August 31, 2021 have had or are expected to have a material impact on our Consolidated Financial Statements.
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
Disaggregated Revenue
We disaggregate revenue from contracts with clients by our reportable segments ("segments"), which consist of the Americas, EMEA and Asia Pacific. We believe these segments are reflective of how we manage our business and the markets in which we serve and best depict the nature, amount, timing and uncertainty of revenue and cash flows related to contracts with clients. Refer to Note 19, Segment Information for further information.

The following table presents this disaggregation by segment:

	August 31,
(in thousands)	2021	2020	2019
Americas	$1,008,046	$943,649	$885,854
EMEA	$427,700	$406,498	$420,884
Asia Pacific	$155,699	$143,964	$128,613
Total Revenue	$1,591,445	$1,494,111	$1,435,351
5. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. We consider the principal or most advantageous market in which we would transact and considers assumptions that market participants would use when pricing the asset or liability.
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
Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of August 31, 2021 or 2020.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at August 31, 2021 and 2020. We did not have any transfers between levels of fair value measurement during the periods presented.

(in thousands)	Fair Value Measurements at August 31, 2021
	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$232,519	$—	$232,519
Mutual Funds(2)	—	35,984	35,984
Derivative instruments(4)	—	1,384	1,384
Total assets measured at fair value	$232,519	$37,368	$269,887

Liabilities
Derivative instruments(4)	$—	$4,181	$4,181
Total liabilities measured at fair value	$—	$4,181	$4,181

(in thousands)	Fair Value Measurements at August 31, 2020
	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$276,852	$—	$276,852
Mutual funds(2)	—	17,257	17,257
Certificates of deposit(3)	—	2,315	2,315
Derivative instruments(4)	—	3,644	3,644
Total assets measured at fair value	$276,852	$23,216	$300,068

Liabilities
Derivative instruments(4)	$—	$5,773	$5,773
Total liabilities measured at fair value	$—	$5,773	$5,773
(1)Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are classified as Level 1 assets and are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2)Our mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are classified as Level 2 and are included in Investments (short-term) within the Consolidated Balance Sheets.
(3)Our certificates of deposit held for investment are classified as Level 2 assets. These certificates of deposit have original maturities greater than three months but less than one year and are included in Investments (short-term) within the Consolidated Balance Sheets.
(4)We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for the interest rate swap agreement, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6, Derivative Instruments for more information on our derivative instruments designed as cash flow hedges and their classification within the Consolidated Balance Sheets.
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease right-of-use ("ROU") assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. We review goodwill and intangible assets for impairment annually, during the fourth quarter of each fiscal year, or as circumstances indicate the possibility for impairment. We monitor the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During fiscal 2021 and 2020, no fair value adjustments or material fair value measurements were required for our non-financial assets or liabilities.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of August 31, 2021 and 2020, the fair value of our 2019 Revolving Credit Facility (as defined below in Note 13, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates compared with the U.S. dollar. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. We do not enter into foreign currency forward contracts for trading or speculative purposes and limit counterparties to credit-worthy financial institutions. Refer to Note 20, Risks and Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during fiscal 2021 or fiscal 2020, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of August 31, 2021, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the first quarter of fiscal 2022 through the fourth quarter of fiscal 2022.
As of August 31, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €33.8 million and £37.7 million, respectively.
Interest Rate Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding debt under our 2019 Revolving Credit Facility (as defined below in Note 13, Debt). As of August 31, 2021, we have borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to a contractual one month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of August 31, 2021. Refer to Note 13, Debt, for further discussion on the 2019 Revolving Credit Facility The variable interest rate on our long-term debt can expose us to interest rate volatility arising from changes in LIBOR. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.

As the terms for the interest rate swap agreement align with the 2019 Revolving Credit Facility, we do not expect any hedge ineffectiveness. We have designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets. Realized gains or losses are subsequently reclassified into Interest expense, net in the Consolidated Statement of Income when settled.
The following is a summary of the gross notional values of the derivative instruments:

(in thousands, in U.S. dollars)	Gross Notional Value
	August 31, 2021	August 31, 2020
Foreign currency forward contracts	$154,728	$129,649
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$442,228	$417,149
Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	August 31, 2021	August 31, 2020	Balance Sheet Classification	August 31, 2021	August 31, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,384	$3,644	Accounts payable and accrued expenses	$1,201	$93
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,934	1,861
	Other assets	—	—	Other liabilities	1,045	3,819
Total cash flow hedges		$1,384	$3,644		$4,181	$5,773

All derivatives were designated as hedging instruments as of August 31, 2021 and 2020, respectively.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for each of the three fiscal years ended August 31, 2021, 2020 and 2019:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2021	2020	2019		2021	2020	2019
Foreign currency forward contracts	$1,660	$5,049	$(187)	SG&A	$5,027	$(1,556)	$(1,794)
Interest rate swap agreement	745	(6,138)	—	Interest expense, net	(1,956)	(458)	—
Total cash flow hedges	$2,405	$(1,089)	$(187)		$3,071	$(2,014)	$(1,794)
As of August 31, 2021, we estimate that net pre-tax derivative losses of $1.8 million included in AOCL will be reclassified into earnings within the next 12 months. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of August 31, 2021 and 2020, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. ACQUISITION
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of Truvalue Labs, Inc. ("TVL") for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of environmental, social, and governance ("ESG") information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the TVL acquisition during the third quarter of fiscal 2021 and did not record any material changes to the preliminary purchase price allocation.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$812
Amortizable intangible assets
Software technology	8,100	7 years	Straight-line
Client relationships	900	12 years	Straight-line
Trade names	2,800	15 years	Straight-line
Goodwill	30,058
Other assets	5,299
Current liabilities	(3,069)
Other liabilities	(2,984)
Total purchase price	$41,916
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
8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following:

(in thousands)	August 31,
	2021	2020
Leasehold improvements	$197,719	$182,899
Computers and related equipment	136,213	127,794
Furniture and fixtures	58,212	56,269
Subtotal	$392,144	$366,962
Less accumulated depreciation and amortization	(260,767)	(233,860)
Property, equipment and leasehold improvements, net	$131,377	$133,102
Depreciation expense was $30.4 million, $32.2 million and $35.4 million for fiscal years 2021, 2020 and 2019, respectively.

9. GOODWILL
Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2021 and 2020 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2019	$386,195	$296,459	$3,075	$685,729
Foreign currency translations	—	23,968	6	23,974
Balance at August 31, 2020	$386,195	$320,427	$3,081	$709,703
Acquisitions	43,893	—	—	43,893
Foreign currency translations	—	723	(114)	609
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level, which is consistent with our segments, for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis, consistent with the timing of previous years. We concluded it was more likely than not that the fair value of each of our segments was greater than its respective carrying value and no impairment charge was required.
10. INTANGIBLE ASSETS
Our identifiable intangible assets consist of acquired content databases, client relationships, acquired software technology, internally developed software, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into our operations. We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		August 31, 2021			August 31, 2020
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	4 to 20	$36,681	$26,835	$9,846	$35,872	$24,847	$11,025
Client relationships	8 to 18	101,077	49,139	51,938	100,316	43,026	57,290
Software technology	3 to 9	121,556	87,207	34,349	108,384	72,396	35,988
Developed technology	3 to 5	57,666	21,278	36,388	30,276	13,689	16,587
Non-compete agreements	2 to 4	—	—	—	1,388	1,355	33
Trade names	15 to 15	6,900	4,435	2,465	4,106	3,934	172
Total		$323,880	$188,894	$134,986	$280,342	$159,247	$121,095
The weighted average useful life of our intangible assets at August 31, 2021 was 9.1 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment, nor a material change to the estimated remaining useful lives of our intangible assets during fiscal years 2021 and 2020. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets was $31.5 million, $25.4 million, and $25.1 million during fiscal years 2021, 2020, and 2019 , respectively.

As of August 31, 2021, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2022	$34,433
2023	28,910
2024	19,375
2025	10,586
2026	9,179
Thereafter	32,503
Total	$134,986

11. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision for Income Taxes
The provision for income taxes is as follows:

(in thousands)	Years ended August 31,
	2021	2020	2019
U.S. operations	$311,767	$280,283	$288,860
Non-U.S. operations	155,850	146,851	133,105
Income before income taxes	$467,617	$427,134	$421,965

U.S. operations	$40,595	$31,926	$55,824
Non-U.S. operations	27,432	22,270	13,351
Total provision for income taxes	$68,027	$54,196	$69,175

Effective tax rate	14.5%	12.7%	16.4%
The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2021	2020	2019
Current
U.S. federal	$26,734	$9,332	$35,688
U.S. state and local	13,894	8,034	18,389
Non-U.S.	32,001	27,640	17,376
Total current taxes	$72,629	$45,006	$71,453

Deferred
U.S. federal	$1,031	$11,896	$1,813
U.S. state and local	(1,064)	2,665	(217)
Non-U.S.	(4,569)	(5,371)	(3,874)
Total deferred taxes	$(4,602)	$9,190	$(2,278)
Total provision for income taxes	$68,027	$54,196	$69,175

Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following recurring factors and non-recurring events, including the taxation of foreign income:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2021	2020	2019
Tax at U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.1	3.1	4.0
Foreign income at other than U.S. rates	(1.0)	(1.4)	(1.4)
Foreign derived intangible income ("FDII") deduction	(1.9)	(1.8)	(1.7)
Income tax benefits from R&D tax credits	(3.9)	(3.8)	(3.5)
Share-based payments	(2.2)	(3.7)	(3.2)
One-time transition tax from TCJA	—	—	(0.4)	(1)
Other, net	0.4	(0.7)	1.6
Effective tax rate	14.5%	12.7%	16.4%
1.The enactment of the TCJA resulted in a $3.4 million net benefit revision recorded during fiscal 2019 associated with finalizing the accounting for the tax effects of the TCJA during fiscal 2019.

The fiscal 2021 provision for income taxes was $68.0 million, compared with $54.2 million in fiscal 2020, an increase of 25.5%. The increase was primarily due to net changes in jurisdictional pre-tax book income in fiscal 2021, compared with the same period in the prior year. Additionally, the increase was driven by a $4.4 million lower windfall tax benefit from stock-based compensation for fiscal 2021, compared with fiscal 2020, changes in tax rates in certain jurisdictions, and a lower benefit from finalizing prior year tax returns of $1.2 million. The increase was partially offset by the impact of the true-up of certain foreign deferred tax balances, and higher research and development tax credits.
Due to the changes in taxation of undistributed foreign earnings under the TCJA, we will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax.
Deferred Tax Assets and Liabilities
The significant components of deferred tax assets recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	At August 31,
	2021	2020
Deferred tax assets:
Lease Liabilities	$55,416	$56,280
Stock-based compensation	22,847	16,341
Unrealized tax loss on investment	4,135	4,172
Other	11,199	8,840
Total deferred tax assets	$93,597	$85,633

The significant components of deferred tax liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	At August 31,
	2021	2020
Deferred tax liabilities:
Depreciation on property, equipment and leasehold improvements	$17,133	$15,291
Purchased intangible assets, including acquired technology	44,773	43,088
Lease right-of-use assets	43,904	45,344
Other	289	1,623
Total deferred tax liabilities	$106,099	$105,346
Unrecognized Tax Positions
Applicable accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. We recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained based on its technical merits of the tax position. Otherwise, no benefit or expense can be recognized in the Consolidated Financial Statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.
The determination of liabilities related to unrecognized tax benefits, including associated interest and penalties, requires significant estimates. There can be no assurance that we will accurately predict the audit outcomes, however, we have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates. For this reason and due to ongoing audits by multiple tax authorities, we will regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.
We classify the liability for unrecognized tax benefits as Taxes Payable (non-current) and to the extent that we anticipate payment of cash within one year, the benefit will be classified as Taxes Payable (current). Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. This interest is classified as income tax expense in the financial statements. As of August 31, 2021, we had gross unrecognized tax benefits totaling $14.9 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) within the Consolidated Balance Sheets.

The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized income tax benefits at August 31, 2018	$9,223
Additions based on tax positions related to the current year	3,133
Additions for tax positions of prior years	507
Statute of limitations lapse	(1,979)
Unrecognized income tax benefits at August 31, 2019	$10,884
Additions based on tax positions related to the current year	3,533
Release for tax positions of prior years	(2,086)
Unrecognized income tax benefits at August 31, 2020	$12,331
Additions based on tax positions related to the current year	4,259
Release for tax positions of prior years	(1,720)
Unrecognized income tax benefits at August 31, 2021	$14,870
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2021, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2018	through	2020
State (various)	2018	through	2020

Europe
United Kingdom	2018	through	2020
France	2018	through	2020
Germany	2017	through	2020

12. LEASES
On September 1, 2019, we adopted ASC 842, Leases ("ASC 842"). As part of this adoption, we elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. We elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense). We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset.
Our lease portfolio is primarily related to our office space, under various operating lease agreements. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term. leveraging an estimated IBR. Certain adjustments to our lease ROU assets may be required for items such as initial direct costs paid or incentives received.
As of August 31, 2021, we recognized $239.1 million of Lease right-of-use assets, net and $291.6 million of combined Current and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just over 14 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the Current and Long-term lease liabilities as of August 31, 2021:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2022	$43,177
2023	39,892
2024	38,050
2025	36,203
2026	35,541
Thereafter	161,849
Total	354,712
Imputed Interest	63,156
Present Value	$291,556
(in thousands)
The components of lease cost related to the operating leases were as follows:

	At August 31,
(in millions)	2021	2020
Operating lease cost[1]	$42.8	$43.0
Variable lease cost[2]	$14.6	$17.9
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	At August 31,
	2021	2020
Weighted average remaining lease term (in years)	9.4	10.1
Weighted average discount rate (IBR)	4.3%	4.2%
The following table summarizes supplemental cash flow information related to our operating leases:

	At August 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$42.1	$39.7
Lease ROU assets obtained in exchange for lease liabilities	$5.7	$43.7

13. DEBT
Our debt obligations consisted of the following:

(in thousands)	At August 31,
	2021	2020
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility debt issuance costs	(465)	(646)
Long-term debt	$574,535	$574,354
2019 Credit Agreement
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
We borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at August 31, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. During fiscal 2021 and 2020, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, net of the effects of the interest rate swap agreement of $8.1 million and $12.9 million, respectively. Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.38% and 2.20% as of August 31, 2021 and August 31, 2020, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all covenants and requirements within the 2019 Credit Agreement as of August 31, 2021.
14. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2021 and 2020, we had total purchase commitments with suppliers of $191.9 million and $226.0 million, respectively. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 12, Leases and Note 13, Debt for information regarding lease commitments and outstanding debt obligations, respectively.

Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of August 31, 2021 we had approximately $2.8 million of standby letters of credit outstanding. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 13, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 11, Income Taxes for further details. We are currently under audit by tax authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our results of operations nor our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
We accrue non-income-tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated. Contingent gains are recognized only when realized. We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at August 31, 2021, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
Sales Tax Matters
On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice", cumulatively with the First Notice, the "Notices") additional sales taxes, interest and underpayment penalties from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. Based upon the Notices, it is the Commonwealth's intention to assess sales tax, interest and underpayment penalties on previously recorded sales transactions. We have filed an appeal to the Notices and intend to contest any such assessment, if assessed. We continue to cooperate with the Commonwealth's inquiry with respect to the Notices.
On August 10, 2021, we received a letter (the “Letter”) from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021, requesting additional sales information to determine if a notice of intent to assess should be issued to FactSet with respect to these tax periods. Based upon a preliminary review of the Letter, we believe the Commonwealth might seek to assess sales tax, interest and underpayment penalties on previously recorded sales transactions. We are cooperating with the Commonwealth's inquiry with respect to the Letter.
Due to the uncertainty surrounding the assessment process for both the Notices and Letter, we are unable to reasonably estimate the ultimate outcome of these matters and, as such, have not recorded a liability for any of these matters as of August 31, 2021. We believe that we will ultimately prevail if we are presented with a formal assessment for any of these matters; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of FactSet, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that we believe mitigates our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations is immaterial.
15. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

(in thousands)	Years ended August 31,
	2021	2020	2019
Balance, beginning of year at September 1, 2020, 2019 and 2018, respectively	38,030	38,118	38,193
Common stock issued for employee stock plans	395	663	839
Repurchase of common stock from employees(1)	(13)	(12)	(32)
Repurchase of common stock under the share repurchase program	(797)	(739)	(882)
Balance, end of year at August 31, 2021, 2020, and 2019 respectively	37,615	38,030	38,118
(1)For fiscal years 2021, 2020 and 2019, we repurchased 12,932, 11,945 and 31,644 shares, or $4.3 million, $3.5 million and $7.2 million, of common stock, respectively, primarily to satisfy tax withholding obligations due upon the vesting of stock-based awards.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time-to-time in the open market and privately negotiated transactions, subject to market conditions. For the year ended August 31, 2021, we repurchased 0.8 million shares for $264.7 million compared with 0.7 million shares for $199.6 million for the year ended August 31, 2020.
On March 23, 2021, our Board of Directors approved a $205.6 million increase to our existing share repurchase program. As of August 31, 2021, a total of $199.9 million remained authorized for future share repurchases under this program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the year ended August 31, 2021, 34,607 shares of previously granted restricted stock vested and were included in common stock outstanding as of August 31, 2021 (recorded net of 12,932 shares repurchased from employees at a cost of $4.3 million to cover their cost of taxes upon vesting of the restricted stock). For the year ended August 31, 2020, 32,996 shares of previously granted restricted stock vested and were included in common stock outstanding as of August 31, 2020 (recorded net of 11,945 shares repurchased from employees at a cost of $3.5 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
Our Board of Directors declared dividends on our common stock for the full years ended August 31, 2021 and August 31, 2020 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total amount (in thousands)	Payment Date
Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	$30,972	June 17, 2021
Fourth Quarter	$0.82	August 31, 2021	$30,845	September 16, 2021

Fiscal 2020
First Quarter	$0.72	November 29, 2019	$27,291	December 19, 2019
Second Quarter	$0.72	February 28, 2020	$27,251	March 19, 2020
Third Quarter	$0.77	May 29, 2020	$29,188	June 18, 2020
Fourth Quarter	$0.77	August 31, 2020	$29,283	September 17, 2020
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
On May 5, 2021, our Board of Directors approved a 6.5% increase in the regular quarterly dividend from $0.77 to $0.82 per share.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	August 31, 2021	August 31, 2020
Accumulated unrealized losses on cash flow hedges, net of tax	$(2,095)	$(1,591)
Accumulated foreign currency translation adjustments	(36,867)	(37,702)
Total AOCL	$(38,962)	$(39,293)

16. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations.

	Twelve Months Ended
	August 31,
(in thousands, except per share data))	2021	2020	2019
Numerator
Net income used for calculating basic and diluted income per share	$399,590	$372,938	$352,790
Denominator
Weighted average common shares used in the calculation of basic income per share	37,856	37,936	38,144
Common stock equivalents associated with stock-based compensation plan	714	710	729
Shares used in the calculation of diluted income per share	38,570	38,646	38,873
Basic income per share	$10.56	$9.83	$9.25
Diluted income per share	$10.36	$9.65	$9.08

Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 1,750 stock options excluded from the calculation of diluted EPS as of August 31, 2021 and 2020, because their inclusion would have been anti-dilutive.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of August 31, 2021, there were 68,990 performance-based awards excluded from the calculation of diluted EPS. As of August 31, 2020 there were 35,666 performance-based awards excluded from the calculation of diluted EPS.
17. STOCK-BASED COMPENSATION
We recognized total stock-based compensation expense of $45.1 million, $36.6 million and $32.4 million in fiscal 2021, 2020 and 2019, respectively. As of August 31, 2021, $89.8 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 2.9 years. There was no stock-based compensation capitalized as of August 31, 2021 and 2020, respectively.
Stock Option Awards
A summary of stock option activity is as follows:

	Number Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2018	3,143	$153.05
Granted – non-performance-based	482	$224.35
Granted – non-employee Directors grant	20	$207.88
Exercised	(705)	$137.61
Forfeited	(416)	$170.54
Outstanding as of August 31, 2019	2,524	$168.50
Granted – non-performance-based	424	$256.43
Granted – non-employee Directors grant	16	$271.51
Exercised	(588)	$145.54
Forfeited	(122)	$218.36
Outstanding as of August 31, 2020	2,254	$189.32
Granted – non-performance-based	418	$317.17
Granted – non-employee Directors grant	12	$318.20
Exercised	(322)	$166.36
Forfeited	(85)	$237.23
Outstanding as of August 31, 2021	2,277	$214.89	$161.9	6.4
Options vested and exercisable as of August 31, 2021	1,019	$170.25	$214.0	4.9
Options expected to vest as of August 31, 2021	1,148	$248.91	$150.8	7.6
The aggregate intrinsic value represents the difference between our closing stock price as of August 31, 2021 of $380.22 and the exercise price, multiplied by the number of options exercisable as of that date.
The total pre-tax intrinsic value of stock options exercised during fiscal 2021, 2020 and 2019 was $54.3 million, $85.0 million and $73.0 million, respectively.

Employee Stock Option Awards
During the twelve months ended August 31, 2021, we granted 417,546 stock options under the FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated (the "LTIP") with a weighted average exercise price of $317.17 to existing employees of FactSet, using the lattice-binomial option-pricing model. The majority of the stock options granted during the twelve months ended August 31, 2021 are related to the annual employee grant on November 9, 2020 under the LTIP. The stock option awards granted on November 9, 2020 vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
Employee Stock Option Fair Value Determinations
We utilize the lattice-binomial option-pricing model ("binomial model") to estimate the fair value of new employee stock option grants. The binomial model is affected by our stock price, as well as, assumptions regarding several variables, which nclude, but are not limited to our expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors, to determine the grant date stock option award fair value.
The weighted average estimated fair value of employee stock options granted during fiscal 2021, 2020 and 2019 was determined using the binomial model with the following weighted average assumptions:
(Weighted average assumptions)

	2021			2020			2019
Term structure of risk-free interest rate	0.04%	—	1.67%	0.10%	—	1.79%	1.28%	—	3.14%
Expected life (years)	7.1	—	7.1	7.2	—	7.2	7.1	—	7.1
Term structure of volatility	26%	—	27%	25%	—	25%	18%	—	29%
Dividend yield	0.12%			1.09%			1.15%
Weighted average estimated fair value	$78.31			$60.33			$57.12
Weighted average exercise price	$317.17			$256.43			$224.35
Fair value as a percentage of exercise price	24.7%			23.5%			25.5%
The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a combination of historical volatility of our stock and implied volatilities of publicly traded options to buy FactSet common stock with contractual terms closest to the expected life of options granted to employees. The approach to utilize a mix of historical and implied volatility was based upon the availability of actively traded options on our stock and our assessment that a combination of implied volatility and historical volatility is best representative of future stock price trends. We use historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The binomial model estimates employees exercise behavior based on the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by us.
Non-Employee Directors' Stock Option Awards
The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the “Director Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The expiration date of the Director Plan is December 19, 2027. The non-qualified stock options granted to directors vest 100% after three years on the anniversary date of the grant and expire seven years from the date the options were granted. As of August 31, 2021, shares available for future grant under the Director Plan was 237,749.
Non-Employee Director Stock Option Fair Value Determinations
We utilize the Black-Scholes model to estimate the fair value of new non-employee Director stock option grants. The Black-Scholes model is affected by our stock price, as well as, assumptions regarding several variables, which include, but are not limited to, our expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors, to determine the grant date stock-based payment award fair value.

On January 15, 2021, January 15, 2020 and January 15, 2019, we granted 12,137, 16,080, and 20,576 stock options, respectively, to our non-employee Directors using the weighted average fair values, based on the following weighted average assumptions used in the Black-Scholes option-pricing model:
(Weighted average assumptions)

	Years ended August 31,
	2021	2020	2019
Fair value	$82.01	$54.74	$42.77
Risk-free interest rate	0.77%	1.64%	2.51%
Expected life (years)	6.9	5.4	5.4
Expected volatility	27.2%	22.0%	20.5%
Dividend yield	0.93%	1.11%	1.17%
Restricted Stock Units
Our LTIP provides for the grant of share-based awards, including awards of restricted stock units ("RSUs") and performance share units ("PSUs"; RSUs and PSUs, collectively, "Restricted Stock Awards"). The Restricted Stock Awards are subject to continued employment over a specified period. The Restricted Stock Awards granted to employees entitle the holders to shares of common stock as the Restricted Stock Awards vest over time, but not to dividends declared on the underlying shares, while the stock subject to the Restricted Stock Awards is unvested. Vesting of the shares underlying the PSUs are also subject to achieving certain specified performance levels during the measurement period subsequent to the date of grant.
The grant date fair value of Restricted Stock Awards is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The expense associated with Restricted Stock Awards is amortized over the vesting period.
As of August 31, 2021, a total of 196,621 shares underlying Restricted Stock Awards were unvested and outstanding, which results in unamortized stock-based compensation of $37.8 million to be recognized as stock-based compensation expense over the remaining vesting period of 2.6 years.
A summary of Stock Award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2018	143	$139.34
Granted - RSUs(1)	73	$239.03
Vested - RSUs	(85)	$125.04
Forfeited	(7)	$181.32
Balance at August 31, 2019	124	$205.47
Granted - Restricted Stock Awards(1) (2)	74	$252.17
Vested - RSUs	(33)	$197.37
Forfeited	(19)	$198.53
Balance at August 31, 2020	146	$231.55
Granted - Restricted Stock Awards(1)(2)	99	$312.86
Vested - Restricted Stock Awards	(35)	$208.67
Forfeited	(13)	$267.23
Balance at August 31, 2021	197	$274.1
(1)Each Restricted Stock Award granted is equivalent to 2.5 shares granted under the LTIP.
(2)During the fiscal year ended August 31, 2021 we granted 62,960 RSUs and 36,424 PSUs, During the fiscal year ended August 31, 2020 we granted 36,709 RSUs and 36,888 PSUs.

Performance-based Equity Awards
Performance-based equity awards require management to make assumptions regarding the likelihood of achieving our performance targets. The number of performance-based awards that vest will be predicated on us achieving performance levels during the measurement period subsequent to the date of grant. Dependent on the financial performance levels attained, a percentage of the performance-based awards will vest to the grantees. However, there is no current guarantee that such awards will vest in whole or in part.
Share-based Awards Available for Grant
A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2018	6,298	282
Granted – non-performance-based options	(481)	—
Granted – non-employee Directors options	—	(20)
Granted – RSUs(1)	(183)	—
Forfeited - Share-based awards(2)	433	2
Balance at August 31, 2019	6,067	264
Granted – non-performance-based options	(424)	—
Granted – non-employee Directors options	—	(16)
Granted – RSUs(1)	(93)	—
Granted – PSUs(1)	(91)	—
Forfeited – Share-based awards(2)	167	2
Balance at August 31, 2020	5,626	250
Granted – non-performance-based options	(418)	—
Granted – non-employee Directors options	—	(12)
Granted – RSUs(1)	(157)	—
Granted – PSUs(1)	(91)	—
Forfeited – Share-based awards(2)	120	—
Balance at August 31, 2021	5,080	238
(1)Each Restricted Stock Award granted is equivalent to 2.5 shares granted under the LTIP.
(2)Under the LTIP, for each Restricted Stock Award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.
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
During fiscal 2021, employees purchased 38,848 shares at a weighted average price of $273.59 compared with 42,606 shares at a weighted average price of $234.41 in fiscal 2020 and 48,532 shares at a weighted average price of $205.64 in fiscal 2019. Stock-based compensation expense recorded during fiscal 2021, 2020 and 2019 relating to the ESPP was $2.0 million, $2.1 million and $2.0 million, respectively. At August 31, 2021, the ESPP had 138,956 shares reserved for future issuance.

We use the Black-Scholes model to calculate the estimated fair value for the ESPP shares. The weighted average estimated fair value of the ESPP shares during fiscal years 2021, 2020 and 2019, was $54.00, $50.69 and $41.06 per share, respectively, with the following weighted average assumptions:
(Weighted average assumptions)

	2021	2020	2019
Risk-free interest rate	0.26%	0.95%	2.33%
Expected life (months)	3	3	3
Expected volatility	11.69%	20.04%	10.89%
Dividend yield	1.00%	1.08%	1.12%

18. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We established our 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. We matched up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $11.6 million, $11.3 million, and $10.9 million in matching contributions to employee 401(k) accounts during fiscal 2021, 2020 and 2019, respectively.
19. SEGMENT INFORMATION
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
Our operating segments are consistent with our reportable segments and are how we, including our CODM, manage our business and the geographic markets in which we serve. Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Within each of the segments, we primarily deliver insight and information through four workflow solutions: Research; Analytics & Trading; Content & Technology Solutions ("CTS"); and Wealth. Commencing with the our 2022 fiscal year, we have reorganized our workflows into three solutions: Research & Advisory; Analytics & Trading; and CTS, to better align our products and go-to-market strategy. These workflow solutions provide global financial and economic information to asset managers, investment banks and other financial services professionals.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in Asia and Australia. Segment revenue reflects sales to clients based in these respective geographic locations.
Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all our segments and the expenses incurred at these locations are allocated to each segment based on a percentage of revenue.

The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2021	Americas	EMEA	Asia Pacific	Total
Revenue	$1,008,046	$427,700	$155,699	$1,591,445
Operating income	$218,180	$159,704	$96,157	$474,041
Depreciation and amortization	$39,415	$14,847	$10,214	$64,476
Stock-based compensation	$35,113	$8,401	$1,551	$45,065
Capital expenditures	$38,146	$1,424	$21,755	$61,325

Year Ended August 31, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$943,649	$406,498	$143,964	$1,494,111
Operating income	$182,037	$165,317	$92,306	$439,660
Depreciation and amortization	$36,128	$14,338	$7,148	$57,614
Stock-based compensation	$28,780	$6,576	$1,223	$36,579
Capital expenditures	$60,204	$2,079	$15,359	$77,642

Year Ended August 31, 2019	Americas	EMEA	Asia Pacific	Total
Revenue	$885,854	$420,884	$128,613	$1,435,351
Operating income	$171,237	$191,230	$75,568	$438,035
Depreciation and amortization	$40,018	$14,703	$5,742	$60,463
Stock-based compensation	$26,152	$5,320	$928	$32,400
Capital expenditures	$43,647	$2,595	$13,128	$59,370
Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2021	2020
Segment Assets
Americas	$1,144,693	$1,111,600
EMEA	842,652	757,524
Asia Pacific	237,595	214,264
Total assets	$2,224,940	$2,083,388

Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where major subsidiaries are domiciled.

Geographic Revenue
The following table sets forth revenue by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2021	2020	2019
Revenues
United States	$952,423	$898,609	$846,362
United Kingdom	190,044	179,966	166,944
Other European Countries	237,656	226,532	253,940
All Other Countries	211,322	189,004	168,105
Total revenue	$1,591,445	$1,494,111	$1,435,351
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area. Long-lived assets consist of Property, equipment and leasehold improvements, net and Lease right-of-use assets, net and excludes goodwill, intangible assets, deferred taxes and other assets.

(in thousands)	At August 31,
	2021	2020
Long-lived Assets
United States	$179,864	$205,929
Philippines	80,320	53,124
India	36,902	42,923
United Kingdom	30,976	32,184
All Other Countries	42,379	47,871
Total long-lived assets	$370,441	$382,031
20. RISKS AND CONCENTRATIONS OF CREDIT RISK
Financial Risk Management
Foreign Currency Exchange Risk
In the normal course of business, we are exposed to foreign currency exchange risk as we conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively.
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

Interest Rate Risk
Cash and Cash Equivalents and Investments
The fair market value of our cash and cash equivalents and investments at August 31, 2021 was $717.8 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.
Refer to Note 3, Summary of Significant Accounting Policies for more information on our cash and cash equivalents.
Debt
As of August 31, 2021, we had long term debt outstanding under the 2019 Revolving Credit Facility with a principal balance of $575.0 million. The debt bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change in our annual interest expense.
Refer to Note 13, Debt for additional information regarding our outstanding debt obligations.
Current market events have not required us to modify materially or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk and interest rate risk.
Concentrations of Credit Risk
Cash equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We are exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits. We have not experienced any losses from maintaining cash accounts in excess of such limits. We do not believe our concentration of cash and cash equivalents present a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
Accounts Receivable
Our accounts receivable are subject to collection risk as they are unsecured and derived from revenue earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of our total subscription revenue in any period presented. As of August 31, 2021 and 2020, the receivable reserve was $6.4 million and $8.0 million, respectively.
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

Concentration of Other Risk
Data Content Providers
We integrate data from various third-party sources into our hosted propriety data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers representing more than 10% of our total data costs for the year ended August 31, 2021.
21. SUBSEQUENT EVENTS
As previously announced, on October 12, 2021, we completed our acquisition of Cobalt Software, Inc. (“Cobalt”), and its subsidiaries, for approximately $51.0 million, subject to certain post-closing adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. The acquisition of Cobalt advances our strategy to scale our data and workflow solutions and expands our private market offering. Results of Operations from Cobalt will be recognized based on geographic business activities in accordance with how our operating segments are currently aligned. We expect the majority of the Cobalt purchase price to be allocated to goodwill and acquired intangible assets.

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
Changes in Internal Control over Financial Reporting
There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10. is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2021 (the "Proxy Statement").
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
Equity Compensation Plan Information
The following table summarizes as of August 31, 2021, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

(In thousands, except per share data)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,474	(1)	$214.89	(2)	5,456	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,474	(1)	$214.89	(2)	5,456	(3)
(1)Includes 2,277 shares issuable upon exercise of outstanding options, 128 shares issuable upon vesting of awards of restricted stock units and 69 shares issuable upon the conversion of outstanding performance share units.
(2)Weighted average exercise price of outstanding options only.
(3)Includes 5,079,693 shares available for future issuance under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated, 237,749 shares available for future issuance under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated, and 138,956 shares available for purchase under the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated.

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
2.Financial Statements Schedule
Schedule II – Valuation and Qualifying Accounts
Years ended August 31, 2021, 2020 and 2019 (in thousands):

Receivable reserve and billing adjustments	Balance at Beginning of Year	Charged to Expense/ Against Revenue(1)	Write-offs, Net of Recoveries	Balance at End of Year
2021	$7,987	$918	$(2,474)	$6,431
2020	$10,511	$754	$(3,278)	$7,987
2019	$3,490	$11,474	$(4,453)	$10,511
(1) Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenue.
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	S-1/A	333-04238	3.1	6/26/1996
3.2	Certificate of Amendment of Certificate of Incorporation	10-K	333-22319	3.12	11/20/2001
3.3	Second Amendment to the Restated Certificate of Incorporation	8-K	001-11869	3.1	12/16/2011
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. as amended September 1, 2018	8-K	001-11869	3.1	9/6/2018
3.5	Amendment to Amended and Restated By-laws of FactSet Research Systems Inc. effective September 27, 2021	8-K	001-11869	3.1	10/1/2021
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017

10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/9/2018
10.7	Credit Agreement with PNC Bank, National Association, Bank of America, N.A. and HSBC Bank USA, National Association as of March 29, 2019	8-K	001-11869	10.1	3/29/2019
10.8	Amendment to Credit Agreement, dated September 21, 2020, by and among FactSet Research Systems Inc., PNC Bank, National Association, as the Administrative Agent, and the Lenders party thereto.	8-K	001-11869	10.1	9/25/2020
10.9	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	3/5/2020
10.10	Form of FactSet Research Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X
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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 22, 2021	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 22, 2021
F. Philip Snow	(Principal Executive Officer)

/s/ LINDA S. HUBER	Executive Vice President, Chief Financial Officer	October 22, 2021
Linda S. Huber	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Senior Vice President, Controller and Chief Accounting Officer	October 22, 2021
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Chair	October 22, 2021
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 22, 2021
Siew Kai Choy

/s/ MALCOLM FRANK	Director	October 22, 2021
Malcolm Frank

/s/ SHEILA B. JORDAN	Director	October 22, 2021
Sheila B. Jordan

/s/ JAMES J. MCGONIGLE	Director	October 22, 2021
James J. McGonigle

/s/ LEE SHAVEL	Director	October 22, 2021
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 22, 2021
Laurie Siegel

/s/ JOSEPH R. ZIMMEL	Director	October 22, 2021
Joseph R. Zimmel