Form 10-Q
period 2021-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2022-01-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 27, 2021 was 37,797,159.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2021
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three months ended November 30, 2021, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and anticipated trends in our business. These statements are only predictions based on our current expectations, estimates, forecasts and projections about future events. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. There are many important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, that should be specifically considered.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Forward-looking statements speak only as of the date they are made, and actual results could differ materially from those anticipated in forward-looking statements. We do not intend, and are under no duty, to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to reflect actual results, future events or circumstances, or revised expectations.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended
	November 30,
(In thousands, except per share data)	2021	2020
Revenues	$424,725	$388,206
Operating expenses
Cost of services	207,149	188,088
Selling, general and administrative	94,915	79,087
Total operating expenses	302,064	267,175

Operating income	122,661	121,031

Other income (expense)
Interest expense, net	(1,494)	(1,029)
Other (expense) income, net	(1,237)	230
Income before income taxes	119,930	120,232

Provision for income taxes	12,283	19,026
Net income	$107,647	$101,206

Basic earnings per common share	$2.86	$2.66
Diluted earnings per common share	$2.79	$2.62

Basic weighted average common shares	37,678	38,007
Diluted weighted average common shares	38,641	38,697
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended
	November 30,
(In thousands)	2021	2020
Net income	$107,647	$101,206

Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges*	5	(116)
Foreign currency translation adjustments	(18,713)	333
Other comprehensive (loss) income	(18,708)	217
Comprehensive income	$88,939	$101,423
*For the three months ended November 30, 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $1 thousand. For the three months ended November 30, 2020, the net unrealized loss on cash flow hedges were net of a tax benefit of $39 thousand.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2021	August 31, 2021
ASSETS
Cash and cash equivalents	$673,900	$681,865
Investments	34,993	35,984
Accounts receivable, net of reserves of $4,433 at November 30, 2021 and $6,431 at August 31, 2021	157,390	151,187
Prepaid taxes	23,840	13,917
Prepaid expenses and other current assets	58,445	50,625
Total current assets	948,568	933,578
Property, equipment and leasehold improvements, net	122,407	131,377
Goodwill	783,025	754,205
Intangible assets, net	139,313	134,986
Deferred taxes	2,125	2,250
Lease right-of-use assets, net	227,904	239,064
Other assets	31,022	29,480
TOTAL ASSETS	$2,254,364	$2,224,940
LIABILITIES
Accounts payable and accrued expenses	$105,481	$85,777
Current lease liabilities	31,240	31,576
Accrued compensation	50,088	104,403
Deferred revenues	54,778	63,104
Dividends payable	30,973	30,845
Total current liabilities	272,560	315,705
Long-term debt	574,580	574,535
Deferred taxes	15,784	14,752
Deferred revenues, non-current	7,720	8,394
Taxes payable	31,305	30,279
Long-term lease liabilities	249,752	259,980
Other liabilities	3,768	4,942
TOTAL LIABILITIES	$1,155,469	$1,208,587
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,372,890 and 41,163,192 shares issued, 37,772,170 and 37,615,419 shares outstanding at November 30, 2021 and August 31, 2021, respectively	414	412
Additional paid-in capital	1,094,467	1,048,305
Treasury stock, at cost: 3,600,720 and 3,547,773 shares at November 30, 2021 and August 31, 2021, respectively	(927,505)	(905,917)
Retained earnings	989,189	912,515
Accumulated other comprehensive loss	(57,670)	(38,962)
TOTAL STOCKHOLDERS’ EQUITY	$1,098,895	$1,016,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,254,364	$2,224,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,647	$101,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,432	15,290
Amortization of lease right-of-use assets	11,117	10,697
Stock-based compensation expense	10,401	11,317
Deferred income taxes	1,507	437
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(5,268)	(342)
Accounts payable and accrued expenses	20,702	2,240
Accrued compensation	(53,457)	(45,858)
Deferred fees	(10,248)	(9,724)
Taxes payable, net of prepaid taxes	(9,524)	13,302
Lease liabilities, net	(10,521)	(10,007)
Other, net	(8,870)	718
Net cash provided by operating activities	72,918	89,276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(8,583)	(18,333)
Acquisition of businesses, net of cash and cash equivalents acquired	(50,018)	(41,916)
Purchases of investments	(250)	(250)
Proceeds from maturity or sale of investments	—	2,177
Net cash used in investing activities	(58,851)	(58,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(18,639)	(43,144)
Dividend payments	(30,656)	(29,103)
Proceeds from employee stock plans	35,763	17,993
Other financing activities	(2,950)	(2,123)
Net cash used by financing activities	(16,482)	(56,377)

Effect of exchange rate changes on cash and cash equivalents	(5,550)	(45)
Net decrease in cash and cash equivalents	(7,965)	(25,468)
Cash and cash equivalents at beginning of period	681,865	585,605
Cash and cash equivalents at end of period	$673,900	$560,137
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended November 30, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance, beginning of period	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						107,647		107,647
Other comprehensive loss							(18,708)	(18,708)
Common stock issued for employee stock plans	192,349	2	35,761					35,763
Vesting of restricted stock	17,349	—		6,747	(2,949)			(2,949)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation			10,401					10,401
Dividends declared						(30,973)		(30,973)
Balance, end of period	41,372,890	$414	$1,094,467	3,600,720	$(927,505)	$989,189	$(57,670)	$1,098,895

For the Three Months Ended November 30, 2020

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock Shares Amount		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance, beginning of period	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						101,206		101,206
Other comprehensive income							217	217
Common stock issued for employee stock plans	98,459	1	17,991					17,992
Vesting of restricted stock	17,946	—		6,728	(2,124)			(2,124)
Repurchases of common stock				131,800	(43,144)			(43,144)
Stock-based compensation			11,317					11,317
Dividends declared						(29,266)		(29,266)
Balance, end of period	40,884,113	$409	$968,375	2,875,984	$(682,224)	$705,089	$(39,076)	$952,573

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2021
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
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Over 162,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). Our revenues are primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
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
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, for further information. Within each of our segments, we primarily deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").
2. BASIS OF PRESENTATION
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.
We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates may have been made in areas that include income taxes, stock-based compensation, the valuation of goodwill and allocation of purchase price to acquired assets and liabilities, useful lives and impairments of long-lived tangible and intangible assets and reserves for litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of November 30, 2021, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the three months ended November 30, 2021 that had a material impact on our Consolidated Financial Statements.
New Accounting Standards or Updates Recently Adopted
Income Tax Simplification
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes, to simplify various aspects related to accounting for income taxes, eliminating certain exceptions to the general principles in accounting for income taxes related to intraperiod tax allocation, simplifying when companies recognize deferred taxes in an interim period, and clarifying certain aspects of the current guidance to promote consistent application. We have adopted this standard effective September 1, 2021. The adoption of this standard did not have an impact on our Consolidated Financial Statements.
Recent Accounting Standards or Updates Not Yet Effective
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. We are currently evaluating the impact of this accounting standard, but it is not expected to have a material impact on our Consolidated Financial Statements.
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
No other new accounting pronouncements issued or effective as of November 30, 2021 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
4. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our hosted proprietary data and analytics platform which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, portfolio analytics and market data. We determined that the majority of our subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the primary nature of the promise to the client is to provide daily access to one overall data and analytics platform. This platform provides integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by us, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We record revenues for our contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied. We do not consider payment terms as a performance obligation for clients with contractual terms that are one year or less and we have elected the practical expedient.

Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of services and products, which are recoverable. In connection with the adoption of the revenue recognition standard, fulfillment costs are recognized as an asset, recorded in the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion, based on the term of the license period, and amortized consistent with the associated revenues for providing the services. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount we are entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, we do not disclose the value of the remaining unsatisfied performance obligations.
Disaggregated Revenues
We disaggregate revenues from contracts with clients by our reportable segments ("segments") which consist of the Americas, EMEA and Asia Pacific. We believe these segments are reflective of how we manage our business and the markets in which we serve and best depict the nature, amount, timing and uncertainty of revenues and cash flows related to contracts with clients. Refer to Note 16, Segment Information, for further information.
The following table presents this disaggregation by segment:

	Three Months Ended
	November 30,
(in thousands)	2021	2020
Americas	$266,913	$244,337
EMEA	115,003	105,777
Asia Pacific	42,809	38,092
Total Revenues	$424,725	$388,206
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
Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Our mutual funds and derivative instruments are classified as Level 2.
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of November 30, 2021 or August 31, 2021.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at November 30, 2021 and August 31, 2021. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at November 30, 2021
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$347,538	$—	$347,538
Mutual funds (2)	—	34,993	34,993
Derivative instruments (3)	—	1,669	1,669
Total assets measured at fair value	$347,538	$36,662	$384,200

Liabilities
Derivative instruments (3)	$—	$4,459	$4,459
Total liabilities measured at fair value	$—	$4,459	$4,459

	Fair Value Measurements at August 31, 2021
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$232,519	$—	$232,519
Mutual funds (2)	—	35,984	35,984
Derivative instruments (3)	—	1,384	1,384
Total assets measured at fair value	$232,519	$37,368	$269,887

Liabilities
Derivative instruments (3)	$—	$4,181	$4,181
Total liabilities measured at fair value	$—	$4,181	$4,181

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
3.Our derivative instruments include our foreign exchange forward contracts and interest rate swap agreements. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for the interest rate swap agreement, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6, Derivative Instruments, for more information on our derivative instruments designed as cash flow hedges and their classification within the Consolidated Balance Sheets.
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to our tangible fixed assets, lease right-of-use ("ROU") assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. These non-financial assets are required to be assessed for impairment whenever events or circumstances indicate that their carrying value may not be fully recoverable, and at least annually for goodwill. During the three months ended November 30, 2021, no material fair value adjustments or material fair value measurements were required for our non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of November 30, 2021 and August 31, 2021, the fair value of our 2019 Revolving Credit Facility (as defined below in Note 11, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to credit-worthy financial institutions. Refer to Note 12, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the three months ended November 30, 2021 or November 30, 2020, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of November 30, 2021, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the second quarter of fiscal 2022 through the first quarter of fiscal 2023.
As of November 30, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €36.8 million and £38.7 million, respectively.
Interest Rate Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding debt under our 2019 Revolving Credit Facility (as defined below in Note 11, Debt). As of November 30, 2021, we have borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to contractual one month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of November 30, 2021. Refer to Note 11, Debt, for further discussion on the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024. Refer to Interest Rate Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q for further discussion on our exposure to interest rate risk on our long-term debt outstanding.
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

The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	November 30, 2021	August 31, 2021
Foreign currency forward contracts	$158,357	$154,728
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$445,857	$442,228

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	November 30, 2021	August 31, 2021	Balance Sheet Classification	November 30, 2021	August 31, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$193	$1,384	Accounts payable and accrued expenses	$3,102	$1,201
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	1,357	1,934
	Other assets	1,476	—	Other liabilities	—	1,045
Total cash flow hedges		$1,669	$1,384		$4,459	$4,181

All derivatives were designated as hedging instruments as of November 30, 2021 and August 31, 2021.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2021 and November 30, 2020, respectively:

	(Loss) Gain Reclassified from AOCL into Income		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income
(in thousands)	November 30,			November 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020		2021	2020
Foreign currency forward contracts	$(3,542)	$248	SG&A	$(449)	$817
Interest rate swap agreement	2,583	(56)	Interest expense, net	(516)	(470)
Total cash flow hedges	$(959)	$192		$(965)	$347
As of November 30, 2021, we estimate that net pre-tax derivative gains of $4.3 million included in AOCL will be reclassified into earnings within the next 12 months. As of November 30, 2021, our cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges, and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of November 30, 2021 and August 31, 2021, there were no material amounts recorded net on the Consolidated Balance Sheets.

7. ACQUISITIONS
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL"). Refer to Note 17, Subsequent Event for more information on our proposed acquisition of CUSIP Global Services.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired, subject to working capital and other adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expand our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. FactSet expects to finalize the allocation of the purchase price for Cobalt as soon as possible, but in any event, no later than one year from the acquisition date.
The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$519
Amortizable intangible assets
Software technology	7,750	5 years	Straight-line
Client relationships	4,800	11 years	Straight-line
Goodwill	39,941
Other assets	32
Current liabilities	(3,017)
Other liabilities	(7)
Total purchase price	$50,018
Goodwill totaling $39.9 million represents the excess of the Cobalt purchase price over the fair value of net assets acquired and is included in the Americas and EMEA segments. Goodwill generated from the Cobalt acquisition is not deductible for income tax purposes. The results of Cobalt's operations have been included in our Consolidated Financial Statements, within the Americas and EMEA segments, beginning with its acquisition on October 12, 2021. Pro forma information has not been presented because the effect of the Cobalt acquisition is not material to our Consolidated Financial Statements.
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, net of cash acquired, subject to working capital and other adjustments. TVL is a leading provider of environmental, social, and governance ("ESG") information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the TVL acquisition during the third quarter of fiscal 2021.

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
8. GOODWILL
Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2021 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Acquisitions	39,454	487	—	39,941
Foreign currency translations	—	(11,040)	(81)	(11,121)
Balance at November 30, 2021	$469,542	$310,597	$2,886	$783,025

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
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended
	November 30,
(in thousands)	2021	2020
Income before income taxes	$119,930	$120,232
Provision for income taxes	$12,283	$19,026
Effective tax rate	10.2%	15.8%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three months ended November 30, 2021, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three months ended November 30, 2021 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
For the three months ended November 30, 2021, the provision for income taxes was $12.3 million, compared with $19.0 million for the same period a year ago. The provision decreased mainly due to $6.9 million in higher windfall tax benefits during the three months ended November 30, 2021, compared with the prior year period.
10. LEASES
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
Our lease portfolio is primarily related to our office space, under various operating lease agreements. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated incremental borrowing rate ("IBR"). Certain adjustments to our lease ROU assets may be required for items such as the payment of initial direct costs or incentives received.
As of November 30, 2021, we recognized $227.9 million of Lease right-of-use assets, net and $281.0 million of combined Current and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just over 14 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the Current and Long-term lease liabilities as of November 30, 2021:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2022 (remaining nine months)	$32,200
2023	39,966
2024	37,460
2025	35,648
2026	35,022
Thereafter	160,126
Total	$340,422
Less: Imputed interest	59,430
Present value	$280,992
The components of lease cost related to the operating leases were as follows:

	Three Months Ended
	November 30,
(in millions)	2021	2020
Operating lease cost[1]	$10.5	$10.7
Variable lease cost[2]	$2.9	$3.4
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	November 30, 2021	August 31, 2021
Weighted average remaining lease term (in years)	9.2	9.4
Weighted average discount rate (IBR)	4.3%	4.3%

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended
	November 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$11.1	$9.7
Lease ROU assets obtained in exchange for lease liabilities	$1.4	$1.1

11. DEBT
Our debt obligations at November 30, 2021 and August 31, 2021 consisted of the following:

(in thousands)	November 30, 2021	August 31, 2021
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility debt issuance costs	(420)	(465)
Long-term debt	$574,580	$574,535
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
We borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at November 30, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended November 30, 2021 and November 30, 2020, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, net of the effects of the interest rate swap agreement of $1.9 million and $2.1 million, respectively. Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.36% and 1.38% as of November 30, 2021 and August 31, 2021, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all covenants and requirements within the 2019 Credit Agreement as of November 30, 2021.
12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2021, we had total purchase commitments with suppliers of $191.9 million.

We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of November 30, 2021, we had approximately $2.8 million of standby letters of credit outstanding. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 11, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes, for further details. We are currently under audit by tax authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our results of operations or our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated. Contingent gains are recognized only when realized. We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2021, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
On August 10, 2021, we received a letter (the "Letter") from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021, requesting additional sales information to determine if a notice of intent to assess should be issued to FactSet with respect to these tax periods. Based upon a preliminary review of the Letter, we believe the Commonwealth might seek to assess sales tax, interest and underpayment penalties on previously recorded sales transactions. We are cooperating with the Commonwealth's inquiry with respect to the Letter.
Due to the uncertainty surrounding the assessment process for both the Notices and Letter, we are unable to reasonably estimate the ultimate outcome of these matters and, as such, have not recorded a liability for any of these matters as of November 30, 2021. We believe that we will ultimately prevail if we are presented with a formal assessment for any of these matters; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
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
Accounts Receivable
Our accounts receivable are subject to collection risk as they are unsecured and derived from revenues earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of our total revenues in any period presented. As of November 30, 2021, the receivable reserve was $4.4 million compared with $6.4 million as of August 31, 2021.
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
Concentrations of Other Risk
Data Content Providers
We integrate data from various third-party sources into our hosted propriety data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers representing more than 10% of our total data costs for the three months ended November 30, 2021.
13. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Three Months Ended
	November 30,
(in thousands)	2021	2020
Balance, beginning of period	37,615	38,030
Common stock issued for employee stock plans	210	117
Repurchase of common stock from employees(1)	(7)	(7)
Repurchase of common stock under the share repurchase program	(46)	(132)
Balance, end of period	37,772	38,008
(1)For the three months ended November 30, 2021 and November 30, 2020, we repurchased 6,747 and 6,728 shares, or $2.9 million and $2.1 million of common stock, respectively, primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended November 30, 2021 and November 30, 2020, we repurchased 46,200 shares for $18.6 million and 131,800 shares for $43.1 million, respectively.

As of November 30, 2021, a total of $181.3 million remained authorized for future share repurchases under this program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Note 17, Subsequent Event for more information on our expectations around our share repurchase program for fiscal 2022.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the three months ended November 30, 2021, 17,349 shares of previously granted restricted stock vested and were included in common stock outstanding as of November 30, 2021 (recorded net of 6,747 shares repurchased from employees at a cost of $2.9 million to cover their cost of taxes upon vesting of the restricted stock). During the three months ended November 30, 2020, 17,946 shares of previously granted restricted stock vested and were included in common stock outstanding as of November 30, 2020 (recorded net of 6,728 shares repurchased from employees at a cost of $2.1 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
Our Board of Directors declared dividends in the three months ended November 30, 2021 and November 30, 2020 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021

Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	November 30, 2021	August 31, 2021
Accumulated unrealized losses on cash flow hedges	$(2,090)	$(2,095)
Accumulated foreign currency translation adjustments	(55,580)	(36,867)
Total AOCL	$(57,670)	$(38,962)

14. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

	Three Months Ended
	November 30,
(in thousands, except per share data)	2021	2020
Numerator
Net income used for calculating basic and diluted income per share	$107,647	$101,206
Denominator
Weighted average common shares used in the calculation of basic income per share	37,678	38,007
Common stock equivalents associated with stock-based compensation plan	963	690
Shares used in the calculation of diluted income per share	38,641	38,697
Basic income per share	$2.86	$2.66
Diluted income per share	$2.79	$2.62
Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 298,900 stock options excluded from the calculation of diluted EPS for the three months ended November 30, 2021, because their inclusion would have been anti-dilutive. For the three months ended November 30, 2020, the number of stock options excluded from calculation of diluted EPS was 1,750.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three months ended November 30, 2021, there were 97,511 performance-based awards excluded from the calculation of diluted EPS. For the three months ended November 30, 2020, there were 72,090 performance-based awards excluded from the calculation of diluted EPS.
15. STOCK-BASED COMPENSATION
We recognized total stock-based compensation expense of $10.4 million and $11.3 million during the three months ended November 30, 2021 and November 30, 2020, respectively. As of November 30, 2021, $132.9 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. There was no stock-based compensation capitalized as of November 30, 2021 and November 30, 2020.
Employee Stock Option Awards
During the three months ended November 30, 2021, we granted 299,702 stock options under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") with a weighted average exercise price of $434.82 to existing employees of FactSet, using the lattice-binomial option-pricing model. The majority of the stock options granted during the three months ended November 30, 2021 are related to the annual employee grant on November 1, 2021 under the LTIP. The stock option awards granted on November 1, 2021 vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant. As of November 30, 2021, we had 4.6 million share-based awards available for grant under the LTIP.
Employee Stock Option Fair Value Determinations
We utilize the lattice-binomial option-pricing model ("binomial model") to estimate the fair value of new employee stock option grants. The binomial model is affected by our stock price, as well as assumptions regarding several variables, which include, but are not limited to, our expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors, to determine the grant date stock option award fair value.

The weighted average estimated fair value of employee stock options granted on November 1, 2021 was determined using the binomial model with the following weighted average assumptions:

November 1, 2021 Grant Details
Risk-free interest rate	0.07% - 1.56%
Expected life (years)	6.91
Expected volatility	24.4%
Dividend yield	0.85%
Estimated fair value	$102.40
Exercise price	$434.82
Fair value as a percentage of exercise price	23.5%
Non-Employee Director Stock Option Grant
The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the "Director Plan") provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The expiration date of the Director Plan is December 19, 2027. The non-qualified stock options granted to directors vest 100% after three years on the anniversary date of the grant and expire seven years from the date the options were granted. As of November 30, 2021, we had 237,749 shares available for future grant under the Director Plan.
Restricted Stock Units
During the three months ended November 30, 2021, we granted 43,613 non-performance based restricted stock units ("RSUs") and 30,460 performance-based restricted stock units ("PSUs"; RSUs and PSUs, collectively, "Restricted Stock Awards") under the LTIP. The Restricted Stock Awards granted under the LTIP during the three months ended November 30, 2021 had a weighted average grant date fair value of $424.14.
Restricted Stock Awards are subject to continued employment over a specified period and entitle the holders to shares of common stock as the Restricted Stock Awards vest over time. Vesting of the shares underlying the PSUs are also subject to achieving certain specified performance levels during the measurement period subsequent to the date of grant. The Restricted Stock Award holder is not entitled to dividends declared on the underlying shares while the stock subject to the Restricted Stock Award is unvested. The grant date fair value of Restricted Stock Awards is measured by reducing the grant date price of the common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The expense associated with Restricted Stock Awards is amortized over the vesting period.
The Restricted Stock Awards granted during the three months ended November 30, 2021 were primarily related to the annual employee grant on November 1, 2021. With respect to the November 1, 2021 grant, RSUs granted vest 20% annually on the anniversary date of grant and are fully vested after five years and PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics.
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
During the three months ended November 30, 2021, employees purchased 9,185 shares at a weighted average price of $330.87 compared with 9,269 shares at a weighted average price of $286.58 for the three months ended November 30, 2020. Stock-based compensation expense related to the ESPP was $0.5 million during both the three months ended November 30, 2021 and November 30, 2020. At November 30, 2021 the ESPP had 129,771 shares reserved for future issuance.

16. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenues and incur expenses, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. At FactSet, our Chief Executive Officer functions as our CODM.
Our operating segments are consistent with our reportable segments and are how we, including our CODM, manage our business and the geographic markets in which we serve. Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in Asia and Australia. Segment revenues reflect sales to clients based in these respective geographic locations.
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
The following tables reflect the results of operations of our segments as of November 30, 2021 and November 30, 2020:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2021
Revenues	$266,913	$115,003	$42,809	$424,725
Operating income	$55,498	$40,654	$26,509	$122,661
Capital expenditures	$7,203	$110	$1,270	$8,583

(in thousands)
For the three months ended November 30, 2020
Revenues	$244,337	$105,777	$38,092	$388,206
Operating income	$56,376	$40,634	$24,021	$121,031
Capital expenditures	$9,560	$319	$8,454	$18,333

The following table reflects the total assets for our segments:

Segment Assets (in thousands)	November 30, 2021	August 31, 2021
Americas	$1,320,322	$1,144,693
EMEA	698,779	842,652
Asia Pacific	235,263	237,595
Total assets	$2,254,364	$2,224,940

17. Subsequent Event
As previously announced, on December 24, 2021, FactSet entered into a definitive agreement to acquire CUSIP Global Services ("CGS") from S&P Global Inc. for $1.925 billion in cash.

CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the exclusive provider of CUSIP and CINS identifiers globally and also acts as the official numbering agency for ISIN identifiers in the United States. The acquisition will significantly expand our critical role in the global capital markets, advancing our open data strategy.

We intend to fund this transaction through a combination of cash-on-hand and committed financing. In connection with entering into this agreement, we entered into a commitment letter under which PNC Bank and Bank of America will provide us with financing in the aggregate amount of up to $2.5 billion to assist with the acquisition, including a $500 million revolving credit facility. We intend to replace and refinance our existing revolving credit facility with proceeds from the new financing.
Revenues from CGS will be recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS will function as part of CTS. While we have not yet completed a preliminary allocation of the purchase price to the assets and liabilities to be acquired, we expect the majority of the purchase price will be allocated to goodwill and acquired intangible assets. The acquisition is subject to customary closing conditions, including regulatory approvals and the consummation of the S&P Global and IHS Markit merger. The transaction is expected to close in the first quarter of calendar 2022.
Following the closing of this acquisition, we intend to suspend our share repurchase program for the remainder of fiscal 2022, except for potential minor repurchases to offset dilution from grants of stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2021.
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
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Over 162,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). Our revenues are primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
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
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. Within each of our segments, we primarily deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").

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
FactSet’s strategy focuses on building the leading open content and analytics platform that delivers differentiated advantages for our clients’ success, in keeping with our purpose of enabling the investment community to see more, think bigger and do their best work. We want to be the trusted partner of choice for clients, to anticipate their needs and provide them with the most innovative solutions to make them more efficient. This includes transforming the way our clients discover, decide, and act on an opportunity using our digital platform; purposefully increasing our pace and speed to market by streamlining how we work; and investing in our future workforce. To execute on our strategy, we plan on the following:
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
Fiscal 2022 First Quarter in Review
Revenues in the first quarter of fiscal 2022 were $424.7 million, an increase of 9.4% from the prior year period. Revenues increased across each of our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenues in all our workflow solutions, mainly in Research & Advisory; followed by Analytics & Trading and CTS. Organic revenues contributed to 9.1% of the growth during the first quarter of fiscal 2022, compared with the prior year period. Organic revenues exclude the effects of acquisitions and dispositions completed in the last 12 months, the impacts of foreign currency movements on the current year period and the amortization of deferred revenues fair value adjustments from purchase accounting. Refer to Non-GAAP Financial Measures in Part I, Item 2 of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of November 30, 2021, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.70 billion, an increase of 8.9% over November 30, 2020. Organic ASV increased across all our segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. Refer to Annual Subscription Value in Part I, Item 2 of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income grew 1.3% and diluted earnings per share ("EPS") increased 6.5% for the three months ended November 30, 2021 compared with the prior year period. Operating margin decreased to 28.9% during the three months ended November 30, 2021 compared with 31.2% in the prior year period. This decrease in operating margin on a year-over-year basis was primarily due to increased computer-related expenses and amortization of intangible assets, partially offset by growth in our revenues.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three months ended November 30, 2021.
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely and implemented global travel restrictions for our employees. Since that time, we have begun to re-open many of our offices globally, utilizing a three-phased approach to provide flexibility for employees wishing to work from our offices with a focus on social distancing and safety while acting consistently with applicable local regulations. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants, including the rapid spread of the recent omicron variant. We have worked with local organizations to procure vaccines for our employees and encouraged them to get vaccinated. Our offices will not re-open fully until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied.
As of November 30, 2021, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities.
Based on our success working in a remote environment during the COVID-19 pandemic, we have implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, will have the opportunity to choose between different work arrangements. These include working either in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.
Our revenues, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, the COVID-19 pandemic has not had a material negative impact on our revenues, earnings or ASV. We incurred additional expenses at the start of the COVID-19 pandemic, particularly relating to equipment to enable our employees to support our clients while working remotely. As we have continued to work in remote and hybrid environments, reductions in discretionary spending, particularly travel and entertainment, have more than offset any related increased expenses. Given our transition to our new work standard, we anticipate that many of these expense reductions will continue going forward, including incurring less travel and entertainment spending than we did pre-pandemic. We recently polled our employees on optimal work arrangements and, consistent with what we have seen in the market, the majority of our employees have indicated that they will work in a hybrid or a remote environment; accordingly, we are reassessing our real estate footprint to better reflect these new work arrangements and seeking to reduce our spending on office space that will no longer be necessary.
Refer to Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for further discussion of the potential impact of the COVID-19 pandemic on our business.

Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues and generate positive cash flow and is the key indicator of the successful execution of our business strategy.

–"ASV" at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients, excluding revenues from Professional Services.
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
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of November 30, 2021. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of November 30, 2021
As reported ASV plus Professional Services(1)	$1,706.3
Currency impact(2)	2.7
Acquisition ASV(3)	(7.9)
Organic ASV plus Professional Services	$1,701.1
Organic ASV plus Professional Services growth rate	8.9%
(1)Includes $24.0 million in Professional Services as of November 30, 2021.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of November 30, 2021, Organic ASV plus Professional Services was $1.70 billion, an increase of 8.9% compared with November 30, 2020. The increase in year-over-year Organic ASV was largely attributed to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations.
Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. Sales increased in Analytics & Trading mainly from our portfolio analytics, performance and reporting, risk and quantitative and front office solutions. CTS sales increased primarily due to company financial data, such as fundamentals and estimates, along with data management solutions to empower data connectivity. Sales increased in Research & Advisory mainly due to higher demand for our workstations.
Segment ASV
As of November 30, 2021, ASV from the Americas was $1,054.9 million, representing 62.7% of total ASV, an increase from $958.5 million as of November 30, 2020. Americas Organic ASV increased to $1,048.2 million as of November 30, 2021, a 9.4% increase compared with November 30, 2020.
As of November 30, 2021, ASV from EMEA was $452.0 million, representing 26.9% of total ASV, an increase from $422.0 million as of November 30, 2020. EMEA Organic ASV increased to $453.4 million as of November 30, 2021, a 7.2% increase compared with November 30, 2020.
As of November 30, 2021, Asia Pacific ASV was $175.4 million, representing 10.4% of total ASV, an increase from $156.5 million as of November 30, 2020. Asia Pacific Organic ASV increased to $176.2 million as of November 30, 2021, a 13.6% increase compared with November 30, 2020.
The increase in Organic ASV across all our segments was largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Organic ASV increased in the

Americas primarily due to higher sales in Research & Advisory, followed by Analytics & Trading. EMEA Organic ASV increased due to higher sales across all three workflow solutions: Research & Advisory, CTS and Analytics & Trading. The increase in Asia Pacific Organic ASV was mainly driven by higher sales in Research & Advisory.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side Organic ASV growth rates at November 30, 2021, compared with November 30, 2020, were 8.5% and 13.2%, respectively. Buy-side clients account for approximately 83% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, asset owners, wealth managers, hedge funds, corporate firms and channel partners. The remainder of our Organic ASV is derived from sell-side firms, and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of November 30, 2021	As of November 30, 2020	Change
Clients(1)	6,759	5,939	13.8%
Users(2)	162,161	146,696	10.5%
(1)The client count includes clients with ASV of $10,000 and above.
(2)In the second quarter of fiscal 2021, we revised our user count methodology to include users across all our products, including workstations, StreetAccount and other workflow solutions. The prior year user count was adjusted to reflect this change for comparison purposes.
Our total client count was 6,759 as of November 30, 2021, a net increase of 13.8%, or 820 clients, in the last 12 months, mainly due to an increase in corporate and wealth management clients. The client count increase was mainly driven by demand for our integrated content and workflow solutions which are further enhanced by our continued investment in product innovation. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through sales of workstations, applications, services and content.
As of November 30, 2021, there were 162,161 professionals using FactSet, representing a net increase of 10.5%, or 15,465 users, in the last 12 months, driven primarily by an increase in our wealth management clients, sell-side users from our banking clients and asset managers from the buy-side. The increase in users was mainly due to the addition of new users, improvement in our client retention, and increased new hiring at our banking clients.
Annual client retention was greater than 95% of ASV for the period ended November 30, 2021, consistent with the prior year period. When expressed as a percentage of clients, annual retention was approximately 91.7% for the period ended November 30, 2021, an improvement from approximately 90.1% for the period ended November 30, 2020.
Employee Headcount
As of November 30, 2021, our employee headcount was 10,898, up 2.6% in the past 12 months, due primarily to an increase in net new employees of 6.7% in Asia Pacific, partially offset by a decrease of 6.5% in the Americas and 1.2% in EMEA. Of our total employee headcount at November 30, 2021, 7,190 were located in Asia Pacific, 2,343 were located in the Americas, and 1,365 were located in EMEA. Excluding acquisitions made over the last twelve months, headcount grew by 1.8% year over year, primarily driven by increased hiring in our content and technology organizations.

Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2021 and November 30, 2020, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended
	November 30,		$ Change	% Change
(in thousands, except per share data)	2021	2020
Revenues	$424,725	$388,206	$36,519	9.4%
Cost of services	$207,149	$188,088	$19,061	10.1%
Selling, general and administrative	$94,915	$79,087	$15,828	20.0%
Operating income	$122,661	$121,031	$1,630	1.3%
Net income	$107,647	$101,206	$6,441	6.4%
Diluted earnings per common share	$2.79	$2.62	$0.17	6.5%
Diluted weighted average common shares	38,641	38,697
Revenues
Three months ended November 30, 2021 compared with three months ended November 30, 2020
Revenues for the three months ended November 30, 2021 were $424.7 million, an increase of 9.4%. The increase in revenues were largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all of our workflow solutions, Research & Advisory, followed by Analytics & Trading and CTS, compared with the prior year. Organic revenues increased to $423.2 million for the three months ended November 30, 2021, a 9.1% increase over the prior year period.
The 9.4% increase in revenues was composed of growth in organic revenues of 9.1% and a 50 basis point increase from deferred revenues fair value adjustments from purchase accounting and acquisition-related revenues, partially offset by a 20 basis point decrease from foreign currency exchange rate fluctuations.
Revenues by Segment

	Three Months Ended
	November 30,		$ Change	% Change
(in thousands)	2021	2020
Americas	$266,913	$244,337	$22,576	9.2%
% of revenues	62.8%	62.9%
EMEA	$115,003	$105,777	$9,226	8.7%
% of revenues	27.1%	27.2%
Asia Pacific	$42,809	$38,092	$4,717	12.4%
% of revenues	10.1%	9.8%

Consolidated	$424,725	$388,206	$36,519	9.4%

Three months ended November 30, 2021 compared with three months ended November 30, 2020
Americas
Revenues from our Americas segment increased 9.2% to $266.9 million during the three months ended November 30, 2021, compared with $244.3 million from the same period a year ago. The increased revenues were driven by increased sales in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. The growth in revenues of 9.2% was reflective of increased organic revenues of 8.5% and a 70 basis point increase from deferred revenues fair value adjustments from purchase accounting and acquisition-related revenues.

EMEA
EMEA revenues increased 8.7% to $115.0 million during the three months ended November 30, 2021, compared with $105.8 million from the same period a year ago. This increase was driven by increased sales in all of our workflow solutions, mainly in Research & Advisory, followed by Analytics & Trading and CTS. The growth in revenues of 8.7% was reflective of increased organic revenues of 8.8%, partially offset by a 10 basis point decrease from foreign currency exchange rate fluctuations.

Asia Pacific
Asia Pacific revenues increased 12.4% to $42.8 million during the three months ended November 30, 2021, compared with $38.1 million from the same period a year ago. This increase was driven by increased sales across all our workflow solutions. The 12.4% growth in revenues was reflective of increased organic revenues of 13.7%, partially offset by a 130 basis point decrease from foreign currency exchange rate fluctuations.

Revenues by Workflow Solution
Three months ended November 30, 2021 compared with three months ended November 30, 2020
The growth in revenues of 9.4% across our segments was driven by increased revenues from all of our workflow solutions, primarily from sales of Research & Advisory, followed by Analytics & Trading and CTS, for the three months ended November 30, 2021, compared with the same period a year ago. The increase in Research & Advisory was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our portfolio analytics, performance and reporting and front office solutions. The increase in CTS revenues was driven mainly due to increased sales of company financial data, such as fundamentals and estimates, along with data management solutions.
Operating Expenses

	Three Months Ended
	November 30,		$ Change	% Change
(in thousands)	2021	2020
Cost of services	$207,149	$188,088	$19,061	10.1%
Selling, general and administrative	94,915	79,087	15,828	20.0%
Total operating expenses	$302,064	$267,175	$34,889	13.1%

Operating income	$122,661	$121,031	$1,630	1.3%
Operating margin	28.9%	31.2%
Cost of Services
Three months ended November 30, 2021 compared with three months ended November 30, 2020
Cost of services increased 10.1% to $207.1 million for the three months ended November 30, 2021, compared with $188.1 million in the same period a year ago, primarily due to an increase in computer-related expenses and employee compensation expense.
Cost of services, when expressed as a percentage of revenues, was 48.8% for the three months ended November 30, 2021, an increase of 30 basis points compared with the same period a year ago. This increase was primarily due to higher computer-related expenses and intangible asset amortization, partially offset by employee compensation expense. Computer-related expenses increased 160 basis points, primarily driven by increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Intangible asset amortization increased 50 basis points mainly due to a higher investment in capitalized internal-use software that has been placed in service. Employee compensation expense decreased 120 basis points due primarily to both growth in revenues outpacing the growth of compensation expense and a decrease related to a shift of employment from high to low cost locations, despite a net increase in employee headcount of 205, partially offset by the impact of a one-time restructuring charge to drive organizational realignment and higher annual base salaries.
Selling, General and Administrative
Three months ended November 30, 2021 compared with three months ended November 30, 2020
Selling, general and administrative ("SG&A") expenses increased 20.0% to $94.9 million for the three months ended November 30, 2021, compared with $79.1 million for the same period a year ago, primarily due to an increase in employee compensation expense.

SG&A expenses, when expressed as a percentage of revenues, were 22.3% for the three months ended November 30, 2021, an increase of 200 basis points over the prior year period. This increase was primarily due to charges related to vacating certain leased office space and higher employee compensation expense, net of stock-based compensation. The charges related to vacating certain leased office space in New York City and resulted in a 90 basis point increase in SG&A expenses. Employee compensation expense, net of stock-based compensation, increased SG&A expenses by 70 basis points primarily due to increased variable compensation expense, higher annual base salaries, an increase in net employee headcount of 71 employees, and the impact of a one-time restructuring charge to drive organizational realignment, partially offset by the accelerated recognition of expense associated with certain retirement provisions in our employee equity award plan incurred in the prior year period.
Operating Income and Operating Margin
Three months ended November 30, 2021 compared with three months ended November 30, 2020
Operating income increased 1.3% to $122.7 million for the three months ended November 30, 2021 compared with $121.0 million in the prior year. Operating income increased primarily due to higher revenues, partially offset by higher employee compensation expense, computer-related costs and charges related to vacating certain leased office space in New York City. Foreign currency exchange rate fluctuations, net of hedge activity decreased operating income by $4.3 million.
Operating margin decreased to 28.9% during the three months ended November 30, 2021 compared with 31.2% in the prior year period. Operating margin decreased mainly due to higher computer-related costs, charges related to vacating certain leased office space in New York City and amortization of intangible assets, partially offset by lower employee compensation expense, net of stock-based compensation, as a percentage of revenues.
Operating Income by Segment
Our internal financial reporting structure is based on three reportable segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our segments.

	Three Months Ended
	November 30,		$ Change	% Change
(in thousands)	2021	2020
Americas	$55,498	$56,376	$(878)	(1.6)%
EMEA	40,654	40,634	20	—%
Asia Pacific	26,509	24,021	2,488	10.4%
Total Operating Income	$122,661	$121,031	$1,630	1.3%
Americas
Americas operating income decreased 1.6% to $55.5 million during the three months ended November 30, 2021, compared with $56.4 million in the same period a year ago. This decrease in operating income was due to higher employee compensation expense and computer-related expenses, charges related to vacating certain leased office space in New York City, and higher amortization of intangible assets, partially offset by growth in revenues of 9.2%. Employee compensation expense increased mainly due to the impact of a one-time restructuring charge to drive organizational realignment, higher variable compensation and annual base salaries, partially offset by a net decrease in employee headcount of 162. Computer-related expenses increased primarily due to increased technology investments related to our migration to cloud-based hosting services and licensed software arrangements. Amortization of intangible assets increased due to increases in capitalized internal use software that has been placed in service.
EMEA
EMEA operating income was $40.7 million during the three months ended November 30, 2021, consistent with the $40.6 million recognized during the same period a year ago. The EMEA operating income was primarily due higher data costs and higher employee compensation expense, partially offset by growth in revenues of 8.7% and collection of previously reserved receivables. Data costs increased due to a non-recurring charge for certain data content. Employee compensation expense increased mainly due to a one-time restructuring charge to drive organizational realignment and higher annual base salaries, partially offset by a net decrease in employee headcount of 16.
Asia Pacific
Asia Pacific operating income increased 10.4% to $26.5 million during the three months ended November 30, 2021, compared with $24.0 million in the same period a year ago. This increase in operating income was mainly due to growth in revenues of 12.4%, partially offset by higher employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries and a net increase in employee headcount of 454.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended
	November 30,		$ Change	% Change
(in thousands, except for per share data)	2021	2020
Provision for income taxes	$12,283	$19,026	$(6,743)	(35.4)%
Net income	$107,647	$101,206	$6,441	6.4%
Diluted earnings per common share	$2.79	$2.62	$0.17	6.5%
Income Taxes
Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three months ended November 30, 2021, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three months ended November 30, 2021 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
Three months ended November 30, 2021 compared with three months ended November 30, 2020
For the three months ended November 30, 2021, the provision for income taxes was $12.3 million, compared with $19.0 million for the same period a year ago. The provision decreased mainly due to $6.9 million in higher windfall tax benefits during the three months ended November 30, 2021, compared with the prior year period.
Net Income and Diluted Earnings per Share
Three months ended November 30, 2021 compared with three months ended November 30, 2020
Net income increased 6.4% to $107.6 million and diluted earnings per share ("EPS") increased 6.5% to $2.79 for the three months ended November 30, 2021, compared with the same period a year ago. Net income and diluted EPS increased primarily due to a decrease in the provision for income taxes.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenue, adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended
	November 30,		$ Change	% Change
(In thousands)	2021	2020
Revenues	$424,725	$388,206	$36,519	9.4%
Deferred revenues fair value adjustment(1)	86	60	26
Adjusted revenues	424,811	388,266	36,545	9.4%
Acquired revenues(2)	(2,267)	(375)	(1,892)
Currency impact(3)	609	—	609
Organic revenues	$423,153	$387,891	$35,262	9.1%
(1)The amortization effect of the purchase accounting adjustment on the fair value of acquired deferred revenues.
(2)Revenues from acquisitions completed within the last 12 months.
(3)The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Three Months Ended
	November 30,
(In thousands, except per share data)	2021	2020	Change
Operating income	$122,661	$121,031	1.3%
Deferred revenues fair value adjustment	86	60
Intangible asset amortization	6,052	5,699
Restructuring / severance	9,028	1,014
Real estate charges	3,695	717
Transformation costs (1)	1,188	4,252
Business acquisition costs	—	230
Adjusted operating income	$142,710	$133,003	7.3%
Operating margin	28.9%	31.2%
Adjusted operating margin(2)	33.6%	34.3%

Net income	$107,647	$101,206	6.4%
Deferred revenues fair value adjustment	77	51
Intangible asset amortization	5,419	4,797
Restructuring / severance	8,084	853
Real estate charges	3,309	603
Transformation costs(1)	1,064	3,579
Business acquisition costs	—	194
Income tax items	(259)	—
Adjusted net income(3)	$125,341	$111,283	12.6%

Diluted earnings per common share	$2.79	$2.62	6.5%
Deferred revenues fair value adjustment	0.00	0.00
Intangible asset amortization	0.14	0.12
Restructuring / severance	0.21	0.02
Real estate charges	0.09	0.02
Transformation costs(1)	0.03	0.10
Business acquisition costs	—	0.00
Income tax items	(0.01)	—
Adjusted diluted earnings per common share(3)	$3.25	$2.88	12.8%
Weighted average common shares (Diluted)	38,641	38,697
(1)Costs primarily related to professional fees associated with the ongoing multi-year investment plan.
(2)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenues as shown in the organic revenues table above.
(3)For purposes of calculating adjusted net income and adjusted diluted earnings per share, intangible asset amortization, deferred revenues fair value adjustments and other items were taxed at the annual effective tax rates of 10.5% for fiscal 2022 and 15.8% for fiscal 2021.

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
As of November 30, 2021, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of November 30, 2021. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at November 30, 2021 and August 31, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of November 30, 2021. The variable rate of interest on the 2019 Revolving Credit Facility can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.36% and 1.38% for the three months ended November 30, 2021 and fiscal year ended August 31, 2021, respectively. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement), below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of November 30, 2021.
Uses of Liquidity
Returning Value to Shareholders
For the three months ended November 30, 2021, we returned $49.3 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $359.7 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions. In the three months ended November 30, 2021, we repurchased

46,200 shares for $18.6 million under our existing share repurchase program compared with 131,800 shares for $43.1 million in the same period a year ago.

As of November 30, 2021, $181.3 million remained available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Note 17, Subsequent Event for more information on our expectations around our share repurchase program for fiscal 2022.
Capital Expenditures
For the three months ended November 30, 2021, capital expenditures were $8.6 million, compared with $18.3 million during the same period a year ago, a decrease of $9.8 million. Capital expenditures decreased primarily due both to costs incurred for the build-out of our office space in the Philippines during the three months ended November 30, 2020 and a decrease in capitalized internal-use software during the three months ended November 30, 2021, compared with the same period a year ago.
Dividends
On November 3, 2021, our Board of Directors approved a regular quarterly dividend of $0.82 per share. Dividends of $31.0 million were paid on December 16, 2021 to common stockholders of record at the close of business on November 30, 2021. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Acquisitions
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, subject to working capital and other adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expand our private markets offering.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, subject to working capital and other adjustments. TVL is a leading provider of ESG information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms.
Refer to Note 7, Acquisition, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Cobalt and TVL acquisitions. Refer to Note 17, Subsequent Event for more information on our proposed acquisition of CUSIP Global Services.
Contractual Obligations
Purchase obligations represent committed payments due in future periods to our various data vendors and for other goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2021, we had total purchase commitments of $191.9 million.
There were no significant changes to our contractual obligations during the three months ended November 30, 2021.

Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	November 30,
(in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$72,918	$89,276	$(16,358)	(18.3)%
Net cash used in investing activities	(58,851)	(58,322)	(529)	0.9%
Net cash used by financing activities	(16,482)	(56,377)	39,895	(70.8)%
Effect of exchange rate changes on cash and cash equivalents	(5,550)	(45)	5,505	NM
Net decrease in cash and cash equivalents	$(7,965)	$(25,468)	$17,503	(68.7)%
Cash and cash equivalents aggregated to $673.9 million as of November 30, 2021, compared with $681.9 million as of August 31, 2021. Our cash and cash equivalents decreased $8.0 million during the three months ended November 30, 2021, primarily due to cash outflows of $50.0 million for the acquisition of a business, $30.7 million in dividend payments, $18.6 million in share repurchases, and $8.6 million of capital expenditures, partially offset by inflows of $72.9 million from net cash provided by operating activities and $35.8 million in proceeds from the exercise of employee stock options.
Our cash and cash equivalents are held in numerous locations throughout the world, with $385.6 million within the Americas, $237.1 million within EMEA (predominantly within the UK and France) and the remaining $51.2 million within Asia Pacific (predominantly within India and the Philippines) as of November 30, 2021. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.
Operating
For the three months ended November 30, 2021, net cash provided by operating activities was $72.9 million compared with $89.3 million during the same period a year ago, a decrease of $16.4 million. This decrease was primarily driven by the timing of tax payments in certain jurisdictions and higher bonus payouts, partially offset by higher net income.
Investing
Net cash used in investing activities was $58.9 million for the three months ended November 30, 2021, representing a $0.5 million increase from the same period a year ago. This increase was due primarily to the acquisition of Cobalt for $50.0 million in cash, net of cash acquired, as compared with the fiscal year 2021 acquisition of TVL for $41.9 million in cash, net of cash acquired, and $2.2 million in net proceeds from investments (net of purchases) during the three months ended November 30, 2020, partially offset by a $9.8 million decrease in capital expenditures for the three months ended November 30, 2021 compared with the prior year period.
Financing
Net cash used in financing activities was $16.5 million for the three months ended November 30, 2021, representing a $39.9 million favorable change compared with the same period a year ago. The net cash used in financing activities was positively impacted by a $24.5 million decrease in share repurchases and a $17.8 million increase in proceeds from employee stock plans, partially offset by an increase of $1.6 million in dividend payments.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, leasehold improvements and capitalized internal-use software. We present free cash flow solely as a supplemental disclosure to provide useful information to investors about the amount of cash generated by the business after necessary capital expenditures. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures.

The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended
	November 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$72,918	$89,276	$(16,358)
Capital expenditures(1)	(8,583)	(18,333)	9,750
Free cash flow	$64,335	$70,943	$(6,608)
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported and include property, equipment, leasehold improvements and capitalized internal-use software.
Free cash flow generated during the three months ended November 30, 2021 decreased 9.3% to $64.3 million compared with $70.9 million during the same period a year ago. This $6.6 million decrease was primarily due to a $16.4 million decrease in operating cash flows, partially offset by a $9.8 million decrease in capital expenditures.
Off-Balance Sheet Arrangements
At November 30, 2021 and August 31, 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency
Foreign Currency Exposure
We are exposed to foreign currency fluctuations from our international wholly-owned subsidiaries, primarily driven by employee compensation, with 79% of our employee headcount located in foreign locations. The functional currency of these foreign subsidiaries are primarily their respective local currencies. The revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period and the assets and liabilities translated at the rates of exchange on the balance sheet date. The net translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
During the three months ended November 30, 2021, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $4.3 million, compared with an increase of $0.6 million to operating income a year ago. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 75% over their respective hedged periods as of November 30, 2021. The current foreign currency forward contracts are set to mature at various points between the second quarter of fiscal 2022 through the first quarter of fiscal 2023.
As of November 30, 2021, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase U.S. dollars with Euros and British Pound Sterling was €36.8 million and £38.7 million, respectively.
A loss on foreign currency forward contracts of $0.4 million was recorded into operating income for the three months ended November 30, 2021, compared with a gain on forward currency forward contracts of $0.8 million in the same period a year ago.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The accounting policies used in preparing our Consolidated Financial Statements for the three months ended

November 30, 2021 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. There were no significant changes in our critical accounting estimates during the three months ended November 30, 2021.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2021. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $15.4 million. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of November 30, 2021, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2021, with operating results held constant in local currencies, would result in a decrease in operating income by $42.6 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2021 would have increased the fair value of total assets by $69.0 million and equity by $45.9 million.
Refer to Note 6, Derivative Instruments in the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents and Investments
The fair market value of our Cash and cash equivalents and Investments at November 30, 2021 was $708.9 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.
Debt
As of November 30, 2021, we had long-term debt outstanding under the 2019 Revolving Credit Facility with a principal balance of $575.0 million. The debt bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our long-term debt can expose us to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, we are only exposed to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR would result in a $0.7 million change in our annual interest expense.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There were no material changes during the three months ended November 30, 2021 to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended November 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
September 2021	7,000	$396.06	7,000	$197,121
October 2021	39,386	$404.71	39,200	$181,254
November 2021	6,561	$438.40	—	$181,254
Total	52,947		46,200
(1)Includes 46,200 shares purchased under the existing share repurchase program, as well as 6,747 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards (of which 6,561 shares were repurchased in November 2021).
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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 3, 2022	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)