Form 10-Q
period 2022-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2022-04-04
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 28, 2022 was 37,896,579.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2022
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and six months ended February 28, 2022, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$431,119	$391,788	$855,844	$779,993
Operating expenses
Cost of services	199,395	195,523	406,544	383,611
Selling, general and administrative	108,376	80,132	203,291	159,219
Total operating expenses	307,771	275,655	609,835	542,830

Operating income	123,348	116,133	246,009	237,163

Other income (expense), net
Interest expense, net	(1,673)	(1,814)	(3,167)	(2,843)
Other income (expense), net	281	347	(956)	578
Income before income taxes	121,956	114,666	241,886	234,898

Provision for income taxes	12,018	18,023	24,301	37,049
Net income	$109,938	$96,643	$217,585	$197,849

Basic earnings per common share	$2.91	$2.55	$5.77	$5.21
Diluted earnings per common share	$2.84	$2.50	$5.63	$5.12

Basic weighted average common shares	37,837	37,916	37,685	37,961
Diluted weighted average common shares	38,761	38,620	38,628	38,658
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands)	2022	2021	2022	2021
Net income	$109,938	$96,643	$217,585	$197,849

Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges*	4,805	1,303	4,810	1,187
Foreign currency translation adjustment (losses) gains	(2,983)	9,277	(21,696)	9,610
Other comprehensive income (loss)	1,822	10,580	(16,886)	10,797
Comprehensive income	$111,760	$107,223	$200,699	$208,646
*For the three and six months ended February 28, 2022, the net unrealized gain on cash flow hedges were net of a tax expense of $468 thousand and a tax expense of $469 thousand, respectively. For the three and six months ended February 28, 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $441 thousand and a tax expense of $400 thousand, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 28, 2022	August 31, 2021
ASSETS
Cash and cash equivalents	$773,012	$681,865
Investments	34,984	35,984
Accounts receivable, net of reserves of $4,263 at February 28, 2022 and $6,431 at August 31, 2021	188,308	151,187
Prepaid taxes	36,569	13,917
Prepaid expenses and other current assets	57,786	50,625
Total current assets	1,090,659	933,578
Property, equipment and leasehold improvements, net	114,789	131,377
Goodwill	786,172	754,205
Intangible assets, net	135,042	134,986
Deferred taxes	2,169	2,250
Lease right-of-use assets, net	206,237	239,064
Other assets	39,089	29,480
TOTAL ASSETS	$2,374,157	$2,224,940
LIABILITIES
Accounts payable and accrued expenses	$90,262	$85,777
Current lease liabilities	31,010	31,576
Accrued compensation	68,749	104,403
Deferred revenues	72,152	63,104
Dividends payable	31,065	30,845
Total current liabilities	293,238	315,705
Long-term debt	574,625	574,535
Deferred taxes	15,018	14,752
Deferred revenues, non-current	7,233	8,394
Taxes payable	31,002	30,279
Long-term lease liabilities	233,275	259,980
Other liabilities	3,785	4,942
TOTAL LIABILITIES	$1,158,176	$1,208,587
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,485,261 and 41,163,192 shares issued, 37,883,866 and 37,615,419 shares outstanding at February 28, 2022 and August 31, 2021, respectively	415	412
Additional paid-in capital	1,131,166	1,048,305
Treasury stock, at cost: 3,601,395 and 3,547,773 shares at February 28, 2022 and August 31, 2021, respectively	(927,814)	(905,917)
Retained earnings	1,068,062	912,515
Accumulated other comprehensive loss	(55,848)	(38,962)
TOTAL STOCKHOLDERS’ EQUITY	$1,215,981	$1,016,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,374,157	$2,224,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	February 28,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217,585	$197,849
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,827	30,962
Amortization of lease right-of-use assets	22,172	21,517
Stock-based compensation expense	25,937	22,327
Deferred income taxes	(3,264)	(2,802)
Impairment charge	13,987	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(37,704)	(15,421)
Accounts payable and accrued expenses	10,183	(724)
Accrued compensation	(34,680)	(20,879)
Deferred fees	6,201	12,445
Taxes payable, net of prepaid taxes	(21,824)	16,688
Lease liabilities, net	(23,863)	(20,549)
Other, net	(12,605)	(11,477)
Net cash provided by operating activities	194,952	229,936

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(20,546)	(28,758)
Acquisition of businesses, net of cash and cash equivalents acquired	(50,018)	(41,916)
Purchases of investments	(250)	(1,250)
Proceeds from maturity or sale of investments	—	2,176
Net cash used in investing activities	(70,814)	(69,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(18,639)	(114,640)
Dividend payments	(61,448)	(58,186)
Proceeds from employee stock plans	56,928	28,526
Other financing activities	(3,258)	(2,359)
Net cash used by financing activities	(26,417)	(146,659)

Effect of exchange rate changes on cash and cash equivalents	(6,574)	3,550
Net increase in cash and cash equivalents	91,147	17,079
Cash and cash equivalents at beginning of period	681,865	585,605
Cash and cash equivalents at end of period	$773,012	$602,684
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended February 28, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2021	41,372,890	$414	$1,094,467	3,600,720	$(927,505)	$989,189	$(57,670)	$1,098,895
Net income						109,938		109,938
Other comprehensive loss							1,822	1,822
Common stock issued for employee stock plans	111,360	1	21,163	260	(128)			21,036
Vesting of restricted stock	1,011	—		415	(181)			(181)
Repurchases of common stock								—
Stock-based compensation			15,536					15,536
Dividends declared						(31,065)		(31,065)
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981

For the Six Months Ended February 28, 2022
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						217,585		217,585
Other comprehensive income							(16,886)	(16,886)
Common stock issued for employee stock plans	303,709	3	56,924	260	(128)			56,799
Vesting of restricted stock	18,360	—		7,162	(3,130)			(3,130)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation			25,937					25,937
Dividends declared						(62,038)		(62,038)
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981

For the Three Months Ended February 28, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2020	40,884,113	$409	$968,375	2,875,984	$(682,224)	$705,089	$(39,076)	$952,573
Net income						96,643		96,643
Other comprehensive income							10,580	10,580
Common stock issued for employee stock plans	58,550	—	10,533	318	(104)			10,429
Vesting of restricted stock	997	—		401	(131)			(131)
Repurchases of common stock				221,959	(71,495)			(71,495)
Stock-based compensation			11,010					11,010
Dividends declared						(29,141)		(29,141)
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468

For the Six Months Ended February 28, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						197,849		197,849
Other comprehensive loss							10,797	10,797
Common stock issued for employee stock plans	157,009	1	28,524	318	(104)			28,421
Vesting of restricted stock	18,943	—		7,129	(2,254)			(2,254)
Repurchases of common stock				353,759	(114,640)			(114,640)
Stock-based compensation			22,327					22,327
Dividends declared						(58,407)		(58,407)
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2022
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with an open and flexible digital platform which focuses on driving the investment community to see more, think bigger, and do its best work. Our strategy is to build the leading open content and analytics platform that delivers a differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. More than 171,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
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
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of concorded data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, we put our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, for further information. Within each of our segments, we deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").
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
We have evaluated subsequent events through the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q, refer to Note 17, Subsequent Events for more information.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
As of February 28, 2022, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the six months ended February 28, 2022 that had a material impact on our Consolidated Financial Statements.
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
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”) rather than adjust them to fair value at the acquisition date. We elected to early adopt this accounting standard in the second quarter of fiscal 2022, with retrospective application to business combinations that occurred in the current fiscal year. Results of operations for quarterly periods prior to September 1, 2021 remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisition of Cobalt Software, Inc (“Cobalt”), and all future acquisitions, will be accounted for in accordance with ASU 2021-08. Refer to Note 7. Acquisition for further information. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
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
On March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement, which bore interest based on the LIBOR rate. Concurrently, on March 1, 2022, FactSet Research Systems Inc. entered into the 2022 Credit Agreement, which bears interest based on the Secured Overnight Financing Rate ("SOFR") rate. The adoption of this standard will not have an impact on our Consolidated Financial Statements. Refer to Note 11, Debt and Note 17, Subsequent Events for definitions of these terms and more information on the 2019 Credit Agreement and 2022 Credit Agreement.
No other new accounting pronouncements issued or effective as of February 28, 2022 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of services and products, which are recoverable. In connection with the adoption of the revenue recognition standard, fulfillment costs are recognized as an asset, with the current portion recorded in the Prepaid expenses and other current assets and the non-current portion recorded in Other assets, based on the term of the license period. The fulfillment costs are amortized consistent with the associated revenues for providing the services. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount we are entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, we do not disclose the value of the remaining unsatisfied performance obligations.
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
The following table presents this disaggregation by segment:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Americas	$273,659	$247,991	$540,572	$492,327
EMEA	114,591	105,493	229,594	211,270
Asia Pacific	42,869	38,304	85,678	76,396
Total Revenues	$431,119	$391,788	$855,844	$779,993
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
Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. We held no Level 3 assets or liabilities as of February 28, 2022 or August 31, 2021.
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis at February 28, 2022 and August 31, 2021. We did not have any transfers between levels of fair value measurements during the periods presented.

	Fair Value Measurements at February 28, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$167,562	$—	$167,562
Mutual funds (2)	—	34,984	34,984
Derivative instruments (3)	—	4,592	4,592
Total assets measured at fair value	$167,562	$39,576	$207,138

Liabilities
Derivative instruments (3)	$—	$2,110	$2,110
Total liabilities measured at fair value	$—	$2,110	$2,110

	Fair Value Measurements at August 31, 2021
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$232,519	$—	$232,519
Mutual funds (2)	—	35,984	35,984
Derivative instruments (3)	—	1,384	1,384
Total assets measured at fair value	$232,519	$37,368	$269,887

Liabilities
Derivative instruments (3)	$—	$4,181	$4,181
Total liabilities measured at fair value	$—	$4,181	$4,181

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
During the three and six months ended February 28, 2022, we incurred an impairment charge of $9.7 million and $13.4 million, respectively, related to our lease ROU assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. For those locations we anticipate subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. We fully impaired both the lease ROU assets for locations we will not sublease and the Property, equipment and leasehold improvements balances associated with the related vacated leased office space as there are no expected cash flows related to these items. As a result of the subjective nature of unobservable inputs used, these assets are classified within Level 3 of the fair value hierarchy.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
As of February 28, 2022 and August 31, 2021, the fair value of our 2019 Revolving Credit Facility (as defined below in Note 11, Debt), included in Long-term debt within the Consolidated Balance Sheets, was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to LIBOR plus a spread using a debt leverage pricing grid. As the interest rate is a variable rate, adjusted based on market conditions, it approximates the current market-rate for similar instruments available to companies with comparable credit quality and maturity, and therefore, the long-term debt is categorized as Level 2 in the fair value hierarchy.
On March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement and concurrently, FactSet Research Systems Inc. entered into the 2022 Credit Agreement. Refer to Note 17, Subsequent Events for definition of these terms and more information on the 2022 Credit Agreement.
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
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the six months ended February 28, 2022 or February 28, 2021, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of February 28, 2022, we maintained foreign currency forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee and Philippine Peso exposures. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 50% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the third quarter of fiscal 2022 through the first quarter of fiscal 2023.
As of February 28, 2022, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱0.9 billion and Rs1.7 billion, respectively. The gross notional value of foreign currency forward contracts to purchase Euros and British Pound Sterling with U.S. dollars was €23.0 million and £24.3 million, respectively.
2020 Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement (the "2020 Swap Agreement") with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding debt under our 2019 Revolving Credit Facility (as defined below in Note 11, Debt). As of February 28, 2022, we have borrowed $575.0 million of the available $750.0 million under the 2019 Revolving Credit Facility, which bears interest on the outstanding principal amount at a rate equal to contractual one-month LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of February 28, 2022. Refer to Note 11, Debt, for further discussion on the 2019 Revolving Credit Facility. Under the terms of the 2020 Swap Agreement, we will pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The 2020 Swap Agreement matures on March 29, 2024.
Refer to Interest Rate Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q for further discussion on our exposure to interest rate risk on our long-term debt outstanding.
As the terms for the 2020 Swap Agreement align with the 2019 Revolving Credit Facility, we do not expect any hedge ineffectiveness. We have designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the interest rate swap agreement recorded in AOCL in the Consolidated Balance Sheets. Realized gains or losses are subsequently reclassified into Interest expense, net in the Consolidated Statement of Income when settled.
The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	February 28, 2022	August 31, 2021
Foreign currency forward contracts	$99,609	$154,728
Interest rate swap agreement	287,500	287,500
Total cash flow hedges	$387,109	$442,228

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	February 28, 2022	August 31, 2021	Balance Sheet Classification	February 28, 2022	August 31, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$180	$1,384	Accounts payable and accrued expenses	$2,110	$1,201
Interest rate swap agreement	Prepaid expenses and other current assets	820	—	Accounts payable and accrued expenses	—	1,934
	Other assets	3,592	—	Other liabilities	—	1,045
Total cash flow hedges		$4,592	$1,384		$2,110	$4,181

All derivatives were designated as hedging instruments as of February 28, 2022 and August 31, 2021.

Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2022 and February 28, 2021, respectively:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,			February 28,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Foreign currency forward contracts	$(34)	$1,879	SG&A	$(1,014)	$2,069
Interest rate swap agreement	3,795	1,462	Interest expense, net	(498)	(472)
Total cash flow hedges	$3,761	$3,341		$(1,512)	$1,597

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2022 and February 28, 2021, respectively:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,			February 28,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Foreign currency forward contracts	$(3,576)	$2,127	SG&A	$(1,463)	$2,886
Interest rate swap agreement	6,378	1,406	Interest expense, net	(1,014)	(942)
Total cash flow hedges	$2,802	$3,533		$(2,477)	$1,944
As of February 28, 2022, our cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges, and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of February 28, 2022, we estimate that net pre-tax derivative losses of $1.9 million related to the foreign currency forward contracts included in AOCL will be reclassified into earnings within the next 12 months. As of March 1, 2022, we terminated the 2020 Swap Agreement. Refer to Note 17, Subsequent Events for more information on the termination and the expected impact reclassified into earnings.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of February 28, 2022 and August 31, 2021, there were no material amounts recorded net on the Consolidated Balance Sheets.
2022 Swap Agreement
As we desire to maintain a fixed to floating interest rate ratio of 80% on our outstanding debt portfolio, we entered into the 2022 Swap Agreement with a notional amount $800.0 million on March 1, 2022. The 2022 Swap Agreement will hedge our floating Term SOFR rate outstanding debt with a fixed rate of 1.162%. Refer to Note 17, Subsequent Events for the definition and more information on the 2022 Swap Agreement.
7. ACQUISITIONS
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").

On March 1, 2022, we completed the acquisition of CUSIP Global Services (“CGS"), previously operated by S&P Global Inc., on behalf of the American Bankers Association, for $1.925 billion in cash, subject to a working capital adjustment. Refer to Note 17, Subsequent Events for more information on our acquisition of CGS.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We expect to finalize the allocation of the purchase price for Cobalt as soon as possible, but in any event, no later than one year from the acquisition date.
The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$540
Amortizable intangible assets
Software technology	7,750	5 years	Straight-line
Client relationships	4,800	11 years	Straight-line
Goodwill	43,554
Other assets	34
Current liabilities	(6,653)
Other liabilities	(7)
Total purchase price	$50,018
Goodwill totaling $43.6 million represents the excess of the Cobalt purchase price over the fair value of net assets acquired and is included in the Americas and EMEA segments. Goodwill generated from the Cobalt acquisition is not deductible for income tax purposes. The results of Cobalt's operations have been included in our Consolidated Financial Statements, within the Americas and EMEA segments, beginning with its acquisition on October 12, 2021. Pro forma information has not been presented because the effect of the Cobalt acquisition is not material to our Consolidated Financial Statements.
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, net of cash acquired. TVL is a leading provider of environmental, social, and governance ("ESG") information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the TVL acquisition during the third quarter of fiscal 2021.

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
8. GOODWILL
Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2022 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Acquisitions	43,769	428	—	44,197
Foreign currency translations	—	(12,101)	(129)	(12,230)
Balance at February 28, 2022	$473,857	$309,477	$2,838	$786,172

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level, which is consistent with our segments, for potential impairment, and, if impaired, we write down our goodwill to fair value based on the present value of discounted cash flows. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2021 utilizing a qualitative analysis, consistent with the timing of previous years. We concluded it was more likely than not that the fair value of each of our segments was greater than its respective carrying value and no impairment charge was required.
9. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2022	2021	2022	2021
Income before income taxes	$121,956	$114,666	$241,886	$234,898
Provision for income taxes	$12,018	$18,023	$24,301	$37,049
Effective tax rate	9.9%	15.7%	10.0%	15.8%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 28, 2022, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three and six months ended February 28, 2022 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
For the three months ended February 28, 2022, the provision for income taxes was $12.0 million, compared with $18.0 million for the same period a year ago. The provision decreased mainly due to lower projected levels of income before income taxes, a lower effective tax rate compared to the prior year period and a $4.2 million reduction from higher windfall tax benefits, partially offset by higher income before income taxes during the three months ended February 28, 2022, compared with the prior year period.
For the six months ended February 28, 2022, the provision for income taxes was $24.3 million, compared with $37.0 million for the same period a year ago. The provision decreased mainly due to lower projected levels of income before income taxes, a lower effective tax rate compared to the prior year period and a $11.2 million in higher windfall tax benefits, partially offset by higher income before income taxes during the six months ended February 28, 2022, compared with the prior year period.
10. LEASES
On September 1, 2019, we adopted ASC 842, Leases ("ASC 842"). As part of this adoption, we elected not to record operating lease ROU assets or operating lease liabilities for leases with an initial term of 12 months or less. We elected the practical expedient not to separate lease components from non-lease components but, rather, to combine them into one single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense). We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset.
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
As of February 28, 2022, we recognized $206.2 million of Lease right-of-use assets, net and $264.3 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just under 14 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of February 28, 2022:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2022 (remaining six months)	$21,408
2023	39,965
2024	37,412
2025	35,671
2026	34,075
Thereafter	150,583
Total	$319,114
Less: Imputed interest	54,829
Present value	$264,285
The components of lease cost related to our operating leases were as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in millions)	2022	2021	2022	2021
Operating lease cost[1]	$10.2	$10.8	$20.7	$21.5
Variable lease cost[2]	$2.9	$4.3	$5.8	$7.7
1.Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions elected by us.
2.Variable lease costs were not included in the measurement of lease liabilities. These costs primarily include variable non-lease costs and leases that qualified for the short-term lease exception. Our variable non-lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs relate to utilities, real estate taxes, insurance and maintenance.
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	February 28, 2022	August 31, 2021
Weighted average remaining lease term (in years)	8.9	9.4
Weighted average discount rate (IBR)	4.3%	4.3%

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended
	February 28,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$22.2	$20.0
Lease ROU assets obtained in exchange for lease liabilities	$2.7	$5.8
Reductions to ROU assets resulting from reductions to lease liabilities[1]	$(8.9)	$—
1.Primarily related to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding Lease ROU asset.
During the three and six months ended February 28, 2022, we incurred an impairment charge of $5.8 million and $7.2 million, respectively, related to our lease ROU assets associated with vacating certain leased office space. Refer to Note 5, Fair Value Measures for more information on the lease ROU assets impairment methodology.

11. DEBT
Our debt obligations at February 28, 2022 and August 31, 2021 consisted of the following:

(in thousands)	February 28, 2022	August 31, 2021
2019 Revolving Credit Facility	$575,000	$575,000
2019 Revolving Credit Facility debt issuance costs	(375)	(465)
Long-term debt	$574,625	$574,535
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement, as the borrower, with PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement"), which provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). The 2019 Revolving Credit Facility allows for borrowings until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows for, subject to certain requirements, additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.
As of February 28, 2022, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid currently at 0.10% based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 28, 2022. The principal balance is payable in full on the maturity date.
Borrowings under the 2019 Revolving Credit Facility bear interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid, currently at 0.875%. For the three months ended February 28, 2022 and February 28, 2021, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, net of the effects of the interest rate swap agreement, of $1.9 million in each respective period. For the six months ended February 28, 2022 and February 28, 2021, we recorded interest expense on our outstanding debt, including the amortization of debt issuance costs, net of the effects of the interest rate swap agreement, of $3.8 million and $4.0 million, respectively.
Including the effects of the interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.36% and 1.38% as of February 28, 2022 and August 31, 2021, respectively. Refer to Note 6, Derivative Instruments for further discussion on the interest rate swap agreement. Interest on the loan outstanding under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and are amortized into interest expense ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all covenants and requirements within the 2019 Credit Agreement as of February 28, 2022.
As of March 1, 2022, we repaid in full and terminated our 2019 Credit Agreement. Refer to Note 17, Subsequent Events for more information on the termination.
2022 Credit Agreement
On March 1, 2022, FactSet Research Systems Inc. entered into the 2022 Credit Agreement and concurrently repaid in full and terminated the 2019 Credit Agreement. On March 1, 2022, per the 2022 Credit Agreement, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. Refer to Note 17, Subsequent Events for definition of these terms and more information on the 2022 Credit Agreement.

Senior Notes
On March 1, 2022, FactSet Research Systems Inc. completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due 2027 and $500.0 million aggregate principal amount of 3.450% Senior Notes due 2032. Refer to Note 17, Subsequent Events for more information on these senior notes.
12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent payments due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2021, we had total purchase commitments with suppliers of $191.9 million. During the second quarter of fiscal 2022, we entered into a software subscription agreement with total purchase commitments of approximately $10 million with a contract term of three years.

We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases, Note 11, Debt and Note 17, Subsequent Events for information regarding lease commitments; outstanding debt obligations; and newly issued senior notes and debt obligations, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of February 28, 2022, we had approximately $0.6 million of standby letters of credit outstanding. These standby letters of credit utilize the same covenants included in the 2019 Credit Agreement. Refer to Note 11, Debt for more information on these covenants.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes, for further details. We are currently under audit by tax authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our results of operations or our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated. Contingent gains are recognized only when realized. We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available as of February 28, 2022, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Due to the uncertainty surrounding the assessment process for both the Notices and Letter, we are unable to reasonably estimate the ultimate outcome of these matters and, as such, have not recorded a liability for any of these matters as of February 28, 2022. We believe that we will ultimately prevail if we are presented with a formal assessment for any of these matters; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
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
Accounts Receivable
Our accounts receivable are subject to collection risk as they are unsecured and derived from revenues earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves on a quarterly basis. These losses have historically been within expectations. No single client represented more than 3% of our total revenues in any period presented. As of February 28, 2022, the receivable reserve was $4.3 million compared with $6.4 million as of August 31, 2021.
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
Concentrations of Other Risk
Data Content Providers
We integrate data from various third-party sources into our hosted propriety data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the six months ended February 28, 2022.

13. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Six Months Ended
	February 28,
(in thousands)	2022	2021
Balance, beginning of period	37,615	38,030
Common stock issued for employee stock plans	322	176
Repurchase of common stock from employees(1)	(7)	(7)
Repurchase of common stock under the share repurchase program(2)	(46)	(354)
Balance, end of period	37,884	37,845
(1)For the six months ended February 28, 2022 and February 28, 2021, we repurchased 7,422 and 7,447 shares from employees, or $3.3 million and $2.4 million of common stock, respectively, primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Refer to Share Repurchase Program below for more information on the year over year change.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions.
Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Agreement. Refer to Note 17, Subsequent Events for the definition of and more information on the 2022 Credit Agreement.
As such, for the three months ended February 28, 2022, we did not make any repurchases under our existing share repurchase program, compared to 221,959 shares repurchased for $71.5 million for the three months ended February 28, 2021. During the six months ended February 28, 2022, we repurchased 46,200 shares for $18.6 million under our existing share repurchase program compared with 353,759 shares for $114.6 million in the same period a year ago.
As of February 28, 2022, a total of $181.3 million remained authorized for future share repurchases under this program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the six months ended February 28, 2022, 18,360 shares of previously granted restricted stock vested and were included in common stock outstanding as of February 28, 2022 (recorded net of 7,162 shares repurchased from employees at a cost of $3.1 million to cover their cost of taxes upon vesting of the restricted stock). During the six months ended February 28, 2021, 18,943 shares of previously granted restricted stock vested and were included in common stock outstanding as of February 28, 2021 (recorded net of 7,129 shares repurchased from employees at a cost of $2.3 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
Our Board of Directors declared dividends in the six months ended February 28, 2022 and February 28, 2021 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	$31,065	March 17, 2022

Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	February 28, 2022	August 31, 2021
Accumulated unrealized gains (losses) on cash flow hedges	$2,715	$(2,095)
Accumulated foreign currency translation adjustment losses	(58,563)	(36,867)
Total AOCL	$(55,848)	$(38,962)

14. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income used for calculating basic and diluted income per share	$109,938	$96,643	$217,585	$197,849
Denominator
Weighted average common shares used in the calculation of basic income per share	37,837	37,916	37,685	37,961
Common stock equivalents associated with stock-based compensation plan	924	704	943	697
Shares used in the calculation of diluted income per share	38,761	38,620	38,628	38,658
Basic income per share	$2.91	$2.55	$5.77	$5.21
Diluted income per share	$2.84	$2.50	$5.63	$5.12
Dilutive potential common shares consist of stock options and unvested performance-based awards. There were no stock options excluded from the calculation of diluted EPS for the three and six months ended February 28, 2022. For each of the three and six months ended February 28, 2021, the number of stock options excluded from the calculation of diluted EPS was 1,750.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and six months ended February 28, 2022, there were 95,865 performance-based awards excluded from the calculation of diluted EPS. For each of the three and six months ended February 28, 2021, there were 71,275 performance-based awards excluded from the calculation of diluted EPS.
15. STOCK-BASED COMPENSATION
We recognized total stock-based compensation expense of $15.5 million and $11.0 million during the three months ended February 28, 2022 and February 28, 2021, respectively. During the six months ended February 28, 2022 and February 28, 2021, we recognized total stock-based compensation expense of $25.9 million and $22.3 million, respectively. As of February 28, 2022, $129.3 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There was no stock-based compensation capitalized as of February 28, 2022 and February 28, 2021.
Employee Stock Option Awards
During the six months ended February 28, 2022, we granted 302,493 stock options under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") with a weighted average exercise price of $434.70 to existing employees of FactSet, using the lattice-binomial option-pricing model. The majority of the stock options granted during the six months ended February 28, 2022 are related to the annual employee grant on November 1, 2021 under the LTIP. The stock option awards granted on November 1, 2021 vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant. As of February 28, 2022, we had 4.7 million share-based awards available for grant under the LTIP.

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
Non-Employee Director Stock Option Grant
The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the "Director Plan") provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The expiration date of the Director Plan is December 19, 2027. The non-qualified stock options granted to directors vest 100% after three years on the anniversary date of the grant and expire seven years from the date the options were granted. As of February 28, 2022, we had 227,348 shares available for future grant under the Director Plan.
On January 18, 2022, we granted 6,329 stock options under the Director Plan to our non-employee directors, using the Black-Scholes option-pricing model with the following assumptions:

January 18, 2022 Grant Details
Risk-free interest rate	1.53%
Expected life (years)	5.7
Expected volatility	26.3%
Dividend yield	0.72%
Estimated fair value	$109.11
Exercise price	$428.71
Fair value as a percentage of exercise price	25.5%
Employee Restricted Stock Units
During the six months ended February 28, 2022, we granted 59,738 non-performance based restricted stock units ("RSUs") and 30,704 performance-based restricted stock units ("PSUs"; RSUs and PSUs, collectively, "Restricted Stock Awards") under the LTIP. The Restricted Stock Awards granted under the LTIP during the six months ended February 28, 2022 had a weighted average grant date fair value of $422.34.
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

The Restricted Stock Awards granted during the six months ended February 28, 2022 were primarily related to the annual employee grant on November 1, 2021. With respect to the November 1, 2021 grant, RSUs granted vest 20% annually on the anniversary date of grant and are fully vested after five years and PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics.
Non-Employee Director Restricted Stock Units
The Director Plan provides for the grant of share-based awards, including RSUs, to non-employee directors of FactSet. On January 18, 2022, we granted 1,629 RSUs to our directors that vest 100% on the first anniversary of the grant date. The RSUs granted under the Director Plan during the six months ended February 28, 2022 had a weighted average grant date fair value of $425.49.
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
During the three months ended February 28, 2022, employees purchased 8,232 shares at a weighted average price of $351.06 compared with 9,528 shares at a weighted average price of $263.18 for the three months ended February 28, 2021. During the six months ended February 28, 2022, employees purchased 17,417 shares at a weighted average price of $340.41 compared with 18,797 shares at a weighted average price of $274.72 for the six months ended February 28, 2021. Stock-based compensation expense related to the ESPP was $0.5 million during both the three months ended February 28, 2022 and February 28, 2021. Stock-based compensation expense related to the ESPP was $1.1 million for the six months ended February 28, 2022 and $1.0 million for the six months ended February 28, 2021. As of February 28, 2022 the ESPP had 121,539 shares reserved for future issuance.
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

The following tables reflect the results of operations of our segments as of February 28, 2022 and February 28, 2021:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2022
Revenues	$273,659	$114,591	$42,869	$431,119
Operating income	$48,903	$45,944	$28,501	$123,348
Capital expenditures	$10,346	$252	$1,365	$11,963

(in thousands)
For the three months ended February 28, 2021
Revenues	$247,991	$105,493	$38,304	$391,788
Operating income	$53,614	$40,290	$22,229	$116,133
Capital expenditures	$8,219	$314	$1,892	$10,425

(in thousands)
For the six months ended February 28, 2022	Americas	EMEA	Asia Pacific	Total
Revenue	$540,572	$229,594	$85,678	$855,844
Operating income	$104,401	$86,598	$55,010	$246,009
Capital expenditures	$17,549	$362	$2,635	$20,546

(in thousands)
For the six months ended February 28, 2021	Americas	EMEA	Asia Pacific	Total
Revenue	$492,327	$211,270	$76,396	$779,993
Operating income	$109,989	$80,924	$46,250	$237,163
Capital expenditures	$17,779	$633	$10,346	$28,758

The following table reflects the total assets for our segments:

Segment Assets (in thousands)	February 28, 2022	August 31, 2021
Americas	$1,468,121	$1,144,693
EMEA	659,961	842,652
Asia Pacific	246,075	237,595
Total assets	$2,374,157	$2,224,940

17. SUBSEQUENT EVENTS
CUSIP Global Services Acquisition
On December 24, 2021, we entered into a definitive agreement to acquire CUSIP Global Services (“CGS"), previously operated by S&P Global Inc., on behalf of the American Bankers Association, for $1.925 billion in cash, subject to a working capital adjustment. The acquisition was completed on March 1, 2022. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We anticipate that the CGS acquisition will significantly expand our critical role in the global capital markets. The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Notes (defined below) and borrowings under the 2022 Credit Agreement (defined below).

Revenue from CGS will be recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS will function as part of CTS. We have not completed a preliminary allocation of the purchase price to the assets and liabilities acquired, although we expect that the majority of the purchase price will be allocated to acquired intangible assets and goodwill.
Issuance of Senior Notes
On March 1, 2022, FactSet Research Systems Inc. completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of 3.450% Senior Notes due 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between FactSet and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture"). We received net proceeds of $990.925 million from the issuance of the Notes and used such proceeds, together with cash on hand and borrowings under the 2022 Credit Agreement, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement and to pay related transaction fees, costs and expenses.
The 2027 Notes and the 2032 Notes will mature on March 1, 2027 and March 1, 2032, respectively. Interest on the Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning September 1, 2022. The Notes are unsecured unsubordinated obligations and will be effectively subordinated to any of our existing and future secured obligations to the extent of the value of the assets securing such obligations.
We may redeem the Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.
Establishment of 2022 Credit Agreement

On March 1, 2022, FactSet Research Systems Inc. entered into a credit agreement (the “2022 Credit Agreement”), which provides for a senior unsecured term loan credit facility in an aggregate principal amount of $1.0 billion (the “2022 Term Facility”) and a senior unsecured revolving credit facility in an aggregate principal amount of $500.0 million (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Credit Facilities”). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.

On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility.

The 2022 Credit Agreement provides that (i) loans denominated in U.S. dollars, at our option, will bear interest at either one-month Term Secured Overnight Financing Rate ("SOFR") (with a 10 basis points credit spread adjustment and subject to a “zero” floor), Daily Simple SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor) or an alternate base rate, (ii) loans denominated in Pounds Sterling will bear interest at Daily Simple Sterling Overnight Index Average ("SONIA") (subject to a “zero” floor) and (iii) loans denominated in Euros will bear interest at the Euro Interbank Offered Rate ("EURIBOR") (subject to a “zero” floor), in each case, plus an applicable interest rate margin. The interest rate margin will be based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. We will also pay a commitment fee under the 2022 Revolving Facility that will fluctuate between 0.10% per annum and 0.25% per annum on the daily unused amount of the 2022 Revolving Facility.

Loans under the 2022 Term Facility are subject to scheduled amortization payments in an aggregate annual amount equal to 5.0% of the original principal amount thereof. The 2022 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty.

The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including limitations on indebtedness of non-guarantor subsidiaries, liens, sale and leaseback transactions, mergers and certain other fundamental changes and change in nature of business. The 2022 Credit Agreement contains a financial covenant requiring maintenance of a total leverage ratio which is no greater than 4.00 to 1.00 for the fiscal quarter ending on May 31, 2022.

The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

2022 Swap Agreement
As we desire to maintain a fixed to floating interest rate ratio of 80% on our outstanding debt portfolio, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount $800.0 million on March 1, 2022. The 2022 Swap Agreement will hedge our floating SOFR rate outstanding debt with a fixed rate of 1.162%. The notional amount of the 2022 Swap Agreement will decline in parity with any repayments of our Term SOFR rate debt to maintain the targeted hedging ratio of 80%. The 2022 Swap Agreement matures on February 28, 2024. We have designated this instrument as a cash flow hedge and any unrealized gains or losses on the 2022 Swap Agreement will be recorded in AOCL in the Consolidated Balance Sheets.
Termination of 2019 Credit Agreement and 2020 Swap Agreement
On March 1, 2022, in connection with the entry into the 2022 Credit Agreement, we repaid in full and terminated the 2019 Credit Agreement and amortized the remaining $0.4 million of capitalized debt issuance costs related to the 2019 Credit Agreement. The 2020 Swap Agreement was also terminated on March 1, 2022, which will result in a one-time benefit of $3.5 million to be recognized during the third quarter of fiscal 2022, based on the fair market value of the 2020 Swap Agreement as of the termination date.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Policies and Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with an open and flexible digital platform which focuses on driving the investment community to see more, think bigger, and do its best work. Our strategy is to build the leading open content and analytics platform that delivers a differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. More than 171,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
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
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of concorded data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, we put our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. Within each of our segments, we deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").

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
Fiscal 2022 Second Quarter in Review
Revenues in the second quarter of fiscal 2022 were $431.1 million, an increase of 10.0% from the prior year period. Revenues increased across each of our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenues in all our workflow solutions, mainly in Research & Advisory, followed by Analytics & Trading and CTS. Organic revenues contributed to 9.9% of the growth during the second quarter of fiscal 2022, compared with the prior year period. Organic revenues exclude the effects of acquisitions and dispositions completed in the last 12 months, the impacts of foreign currency movements on the current year period and the amortization of deferred revenues' fair value adjustments from purchase accounting. Refer to Non-GAAP Financial Measures in Part I, Item 2 of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of February 28, 2022, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.74 billion, an increase of 9.4% over February 28, 2021. Organic ASV increased across all our segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. Refer to Annual Subscription Value in Part I, Item 2 of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income grew 6.2% and diluted earnings per share ("EPS") increased 13.6% for the three months ended February 28, 2022 compared with the prior year period. Operating margin decreased to 28.6% during the three months ended February 28, 2022 compared with 29.6% in the prior year period. This decrease in operating margin on a year-over-year basis was primarily due to impairment charges related to vacating certain leased office space and higher professional fees driven by costs incurred in preparation for the acquisition of CUSIP Global Services (“CGS"), partially offset by growth in revenues and lower costs related to employee compensation and computer depreciation, when expressed as a percentage of revenue.
CUSIP Global Services Acquisition
On December 27, 2021, we entered into a definitive agreement to acquire CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association, for $1.925 billion in cash, subject to a working capital adjustment. The acquisition was completed on March 1, 2022. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States. We anticipate that the CGS acquisition will significantly expand our critical role in the global capital markets. Revenue from CGS will be recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS will function as part of CTS.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Notes and borrowings under the 2022 Credit Agreement. In connection with the entry into the 2022 Credit Agreement, on March 1, 2022, we entered into the 2022 Swap Agreement and repaid in full and terminated the 2019 Credit Agreement and the 2020 Swap Agreement. Refer to Note 17, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these defined terms, our acquisition of CGS, the issuance of the Notes, the 2022 Credit Agreement and the 2022 Swap Agreement.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three months ended February 28, 2022.
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely and implemented global travel restrictions for our employees. Since that time, we have begun to re-open many of our offices globally with a focus on safety, while acting consistently with applicable local regulations. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants. Our offices will not re-open fully until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied.
As of February 28, 2022, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities.
Based on our success working in a remote environment during the COVID-19 pandemic, we have implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, will have the opportunity to choose between different work arrangements. These include working in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.

Our revenues, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, the COVID-19 pandemic has not had a material negative impact on our revenues, earnings or ASV. As we continue to work in remote and hybrid environments, reductions in discretionary spending, particularly travel and entertainment, have more than offset any related increased expenses. Given our transition to our new work standard, we anticipate that many of these expense reductions will continue going forward, including incurring less travel and entertainment spending than we did pre-pandemic. We also are reassessing our real estate footprint to better reflect these new work arrangements and seeking to reduce our spending on office space that will no longer be necessary.
Refer to Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. On March 18, 2022, we announced that we are discontinuing all commercial operations and delivery of products and services to clients inside Russia. In addition, we have identified all active vendors in Russia and are terminating our contracts with them. We have suspended all new business, trials, and prospecting activities in Russia. Total revenues associated with clients in Russia are not material to our consolidated financial results, and we anticipate termination of Russian vendors will not have a material impact on our business or client relationships. We have no offices in Russia or Ukraine, and none of our employees or contractors has been directly impacted by the crisis. We are monitoring the regional and global ramifications of the unfolding events in the area, are in close contact with our office in Latvia, and are reviewing our business continuity plans to ensure that we are prepared in the event this office is impacted. Our cybersecurity teams are on high alert and ready to respond in the event of an attempted systems compromise.
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
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of February 28, 2022. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of February 28, 2022
As reported ASV plus Professional Services(1)	$1,750.2
Currency impact(2)	0.9
Acquisition ASV(3)	(7.2)
Organic ASV plus Professional Services	$1,743.9
Organic ASV plus Professional Services growth rate	9.4%
(1)Includes $24.2 million in Professional Services as of February 28, 2022.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of February 28, 2022, Organic ASV plus Professional Services was $1.74 billion, an increase of 9.4% compared with February 28, 2021. The increase in year-over-year Organic ASV was largely attributed to existing clients, followed by new client sales, and price increases, partially offset by existing client cancellations.

Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. Sales increased in Research & Advisory mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from our portfolio analytics solutions and performance and reporting products. CTS sales increased primarily due to company financial data, such as fundamentals and estimates, along with data management solutions to empower data connectivity.
Segment ASV
As of February 28, 2022, ASV from the Americas represented 62.9% of total ASV and was $1,085.6 million, an increase from $985.2 million as of February 28, 2021. Americas Organic ASV increased to $1,079.3 million as of February 28, 2022, a 9.6% increase compared with February 28, 2021.
As of February 28, 2022, ASV from EMEA was $459.9 million, representing 26.6% of total ASV, an increase from $427.6 million as of February 28, 2021. EMEA Organic ASV increased to $459.6 million as of February 28, 2022, a 7.8% increase compared with February 28, 2021.
As of February 28, 2022, Asia Pacific ASV was $180.5 million, representing 10.5% of total ASV, an increase from $159.8 million as of February 28, 2021. Asia Pacific Organic ASV increased to $180.9 million as of February 28, 2022, a 14.3% increase compared with February 28, 2021.
The increase in Organic ASV across all our segments was largely attributed to increased sales to existing clients, followed by new client sales and price increases, partially offset by existing client cancellations. Organic ASV increased in the Americas primarily due to higher sales in Research & Advisory, followed by Analytics & Trading. EMEA Organic ASV increased due to higher sales in Research & Advisory, followed by CTS and Analytics & Trading. The increase in Asia Pacific Organic ASV was mainly driven by higher sales in Research & Advisory, followed by Analytics & Trading and CTS.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side Organic ASV growth rates at February 28, 2022, compared with February 28, 2021, were 8.8% and 12.9%, respectively. Buy-side clients account for approximately 84% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, wealth managers, asset owners, channel partners, hedge funds, and corporate firms. The remainder of our Organic ASV is derived from sell-side firms, and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of February 28, 2022	As of February 28, 2021	Change
Clients(1)	7,172	6,103	17.5%
Users	171,341	153,355	11.7%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,172 as of February 28, 2022, a net increase of 17.5%, or 1,069 clients, in the last 12 months, mainly due to an increase in corporate and wealth management clients. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our existing client base through our on- and off-platform workflow-focused solutions, connected content and client-focused services.
As of February 28, 2022, there were 171,341 professionals using FactSet, representing a net increase of 11.7%, or 17,986 users, in the last 12 months, driven primarily by an increase of banking and private equity and venture capital clients from the sell-side and asset managers, corporate and wealth management clients from the buy-side. The increase in users was mainly due to the addition of new clients and increased new hiring at our banking clients.

Annual client retention was greater than 95% of ASV for the period ended February 28, 2022, consistent with the prior year period. When expressed as a percentage of clients, annual retention was approximately 92% for the period ended February 28, 2022, an improvement from approximately 90% for the period ended February 28, 2021.
Employee Headcount
As of February 28, 2022, our employee headcount was 10,784, up 1.2% in the past 12 months from 10,660, due primarily to an increase in net new employees of 5.2% in Asia Pacific, partially offset by a decrease of 9.0% in the Americas and 0.1% in EMEA. Of our total employee headcount at February 28, 2022, 7,147 were located in Asia Pacific, 2,265 were located in the Americas, and 1,372 were located in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2022 and February 28, 2021, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(in thousands, except per share data)	2022	2021		2022	2021
Revenues	$431,119	$391,788	10.0%	$855,844	$779,993	9.7%
Cost of services	$199,395	$195,523	2.0%	$406,544	$383,611	6.0%
Selling, general and administrative	$108,376	$80,132	35.2%	$203,291	$159,219	27.7%
Operating income	$123,348	$116,133	6.2%	$246,009	$237,163	3.7%
Net income	$109,938	$96,643	13.8%	$217,585	$197,849	10.0%
Diluted earnings per common share	$2.84	$2.50	13.6%	$5.63	$5.12	10.0%
Diluted weighted average common shares	38,761	38,620		38,628	38,658
Revenues
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Revenues for the three months ended February 28, 2022 were $431.1 million, an increase of 10.0%. The increase in revenues were largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS, compared with the prior year. Organic revenues increased to $430.8 million for the three months ended February 28, 2022, a 9.9% increase over the prior year period.
The 10.0% increase in revenues was composed of growth in organic revenues of 9.9% and a 50 basis point increase from deferred revenues fair value adjustments from purchase accounting and acquisition-related revenues, partially offset by a 40 basis point decrease from foreign currency exchange rate fluctuations.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
Revenues for the six months ended February 28, 2022 was $855.8 million, an increase of 9.7%. The increase in revenues were largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific driven by increased revenues in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS, compared with the prior year. Organic revenues increased to $853.9 million for the six months ended February 28, 2022, a 9.4% increase over the prior year period.
The revenue growth of 9.7% was reflective of organic revenue growth of 9.4%, a 60 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue, partially offset by a 30 basis point decrease from foreign currency exchange rate fluctuations.

Revenues by Segment

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(in thousands)	2022	2021		2022	2021
Americas	$273,659	$247,991	10.4%	$540,572	$492,327	9.8%
% of revenues	63.5%	63.3%		63.2%	63.1%
EMEA	$114,591	$105,493	8.6%	$229,594	$211,270	8.7%
% of revenues	26.6%	26.9%		26.8%	27.1%
Asia Pacific	$42,869	$38,304	11.9%	$85,678	$76,396	12.1%
% of revenues	9.9%	9.8%		10.0%	9.8%

Consolidated	$431,119	$391,788	10.0%	$855,844	$779,993	9.7%
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Americas
Revenues from our Americas segment increased 10.4% to $273.7 million during the three months ended February 28, 2022, compared with $248.0 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. The growth in revenues of 10.4% was reflective of increased organic revenues of 10.3% and a 10 basis point increase related to deferred revenues fair value adjustments from purchase accounting and acquisition-related revenues.

EMEA
Revenues from our EMEA segment increased 8.6% to $114.6 million during the three months ended February 28, 2022, compared with $105.5 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. The growth in revenues of 8.6% was reflective of increased organic revenues of 9.5%, partially offset by a 90 basis point decrease related to foreign currency exchange rate fluctuations.
Asia Pacific
Revenues from our Asia Pacific segment increased 11.9% to $42.9 million during the three months ended February 28, 2022, compared with $38.3 million from the same period a year ago. The increased revenues were driven by increased sales across all of our workflow solutions of Analytics & Trading, Research & Advisory and CTS. The growth in revenues of 11.9% was reflective of increased organic revenues of 13.7%, partially offset by a 180 basis point decrease related to foreign currency exchange rate fluctuations.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
Americas
Revenues from our Americas segment increased 9.8% to $540.6 million during the six months ended February 28, 2022, compared with $492.3 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. The revenues growth of 9.8% was due to organic revenue growth of 9.6% and a 20 basis point increase from deferred revenue fair value adjustments from purchase accounting and acquisition-related revenue.
EMEA
Revenues from our EMEA segment increased 8.7% to $229.6 million during the six months ended February 28, 2022, compared with $211.3 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Research & Advisory, followed by Analytics & Trading and CTS. The revenues growth of 8.7% was driven by organic revenue growth of 9.1% and a 10 basis point increase from deferred revenue fair value adjustments from purchase accounting, partially offset by a 50 basis point decrease from foreign currency exchange rate fluctuations.

Asia Pacific
Revenues from our Asia Pacific segment increased 12.1% to $85.7 million during the six months ended February 28, 2022, compared with $76.4 million from the same period a year ago. The increased revenues were driven by higher sales across all of our workflow solutions of Analytics & Trading, Research & Advisory and CTS. The revenues growth of 12.1% was due mainly to organic revenues growth of 13.7%, partially offset by a 160 basis point decrease from foreign currency exchange rate fluctuations.

Revenues by Workflow Solution
Three months ended February 28, 2022 compared with three months ended February 28, 2021
The growth in revenues of 10.0% across our segments was driven by increased revenues from all of our workflow solutions, primarily from sales of Research & Advisory, followed by Analytics & Trading and CTS, for the three months ended February 28, 2022, compared with the same period a year ago. The increase in Research & Advisory was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance and reporting products and portfolio analytics solutions. The increase in CTS revenues was driven mainly by increased sales of company financial data, such as fundamentals and estimates, along with data management solutions.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
The revenues growth of 9.7% across our segments for the six months ended February 28, 2022 compared with the same period a year ago was primarily driven by increased sales of Research & Advisory, followed by Analytics & Trading and CTS. The increase in Research & Advisory was driven mainly by higher demand for our workstations. The increase in Analytics & Trading revenues was mainly due to increased sales of our performance and reporting products and portfolio analytics solutions. The increase in CTS revenues was driven mainly by increased sales of core and premium content sets, specifically related to company financial data and data management solutions.
Operating Expenses

	Three Months Ended			Six Months Ended
	February 28,			February 28,		% Change
(in thousands)	2022	2021	% Change	2022	2021
Cost of services	$199,395	$195,523	2.0%	$406,544	$383,611	6.0%
Selling, general and administrative	108,376	80,132	35.2%	203,291	159,219	27.7%
Total operating expenses	$307,771	$275,655	11.7%	$609,835	$542,830	12.3%

Operating income	$123,348	$116,133	6.2%	$246,009	$237,163	3.7%
Operating margin	28.6%	29.6%		28.7%	30.4%
Cost of Services
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Cost of services increased 2.0% to $199.4 million for the three months ended February 28, 2022, compared with $195.5 million in the same period a year ago, primarily due to an increase in employee compensation expense, computer-related expenses and amortization of intangible assets, partially offset by computer depreciation.
Cost of services, when expressed as a percentage of revenues, was 46.3% for the three months ended February 28, 2022, a decrease of 370 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation expense and lower computer depreciation expenses as a percentage of revenue. Employee compensation expense decreased 260 basis points due primarily to growth in revenues outpacing the growth of employee compensation expense and a shift in headcount distribution from higher to lower cost locations, partially offset by higher base salaries, a net increase in employee headcount of 51 and higher stock-based compensation expense. Computer depreciation expenses decreased 30 basis points, primarily driven by fully depreciated network-related equipment that is not being replaced due to our migration to cloud-based hosting services.

Six months ended February 28, 2022 compared with six months ended February 28, 2021
For the six months ended February 28, 2022, cost of services increased 6.0% to $406.5 million compared with $383.6 million in the same period a year ago, primarily due to an increase in computer-related expenses, employee compensation expense, including stock-based compensation, amortization of intangible assets and data costs.

Cost of services, when expressed as a percentage of revenues, was 47.5% for the six months ended February 28, 2022, a decrease of 170 basis points compared with the same period a year ago. This decrease was primarily driven by lower employee compensation expense, partially offset by higher computer-related expenses and amortization of intangible assets as a percentage of revenue. Employee compensation expense decreased 200 basis points, primarily due to growth in revenues outpacing the growth of employee compensation expense and a shift in headcount distribution from higher to lower cost locations. This decrease in employee compensation was partially offset by a one-time restructuring charge to drive organizational realignment, higher stock-based compensation expense and annual base salaries, and a net increase in employee headcount of 51. Computer-related expenses increased 70 basis points primarily due to increased spend from our migration to cloud-based hosting services and licensed software arrangements. Amortization of intangible assets increased 30 basis points mainly due to continued investment in capitalized internal-use software, with more assets placed in service.
Selling, General and Administrative
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Selling, general and administrative ("SG&A") expenses increased 35.2% to $108.4 million for the three months ended February 28, 2022, compared with $80.1 million for the same period a year ago, primarily due to impairment charges related to vacating certain leased office space and higher employee compensation expense and professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 25.1% for the three months ended February 28, 2022, an increase of 470 basis points over the prior year period. This increase was primarily due to impairment charges related to vacating certain leased office space, higher professional fees and higher employee compensation expense as a percentage of revenue. The impairment charges resulted in a 240 basis point increase to SG&A expenses driven mainly by impairments to our lease right-of-use ("ROU") assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. Professional fees increased 90 basis points, primarily driven by costs incurred in preparation for the acquisition of CGS. Employee compensation expense increased 70 basis points primarily due to a net increase in employee headcount of 73, higher annual base salaries and increased variable compensation.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
For the six months ended February 28, 2022, SG&A expenses increased 27.7% to $203.3 million, compared with $159.2 million for the same period a year ago, primarily due to an increase in employee compensation expense, impairment charges related to vacating certain leased office space and higher professional fees.

SG&A expenses, expressed as a percentage of revenues, was 23.8% for the six months ended February 28, 2022, an increase of 330 basis points over the prior year period. This increase was primarily driven by impairment charges related to vacating certain leased property, higher employee compensation expense and increased professional fees as a percentage of revenue. The impairment charges resulted in a 90 basis point increase to SG&A expenses driven mainly by impairments to our lease ROU assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. Employee compensation expense increased 70 basis points, primarily due to higher annual base salaries, a net increase in employee headcount of 73, and increased year-over-year variable compensation. Professional fees increased 50 basis points, primarily driven by costs incurred in preparation for the acquisition of CGS.
Operating Income and Operating Margin
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Operating income increased 6.2% to $123.3 million for the three months ended February 28, 2022, compared with $116.1 million in the prior year. Operating income increased primarily due to growth in revenues of 10.0%, partially offset by impairment charges related to vacating certain leased office space, an increase in employee compensation expense and higher professional fees driven by costs incurred in preparation for the acquisition of CGS. Foreign currency exchange rate fluctuations, net of hedge activity decreased operating income by $1.2 million.

Operating margin decreased to 28.6% during the three months ended February 28, 2022, compared with 29.6% in the prior year period. Operating margin decreased mainly due to impairment charges related to vacating certain leased office space, professional fees driven by costs incurred in preparation for the acquisition of CGS, partially offset by growth in revenues and lower costs related to employee compensation and computer depreciation.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
Operating income increased 3.7% to $246.0 million for the six months ended February 28, 2022 compared with $237.2 million in the prior year period. Operating income increased primarily due to growth in revenues of 9.7%, partially offset by increases in employee compensation expense, impairment charges related to vacating certain leased office space and increases in computer-related expenses, professional fees, amortization of intangible assets and data costs. Foreign currency exchange rate fluctuations, net of hedge activity decreased operating income by $5.4 million.
Operating margin decreased to 28.7% for the six months ended February 28, 2022, compared with 30.4% in the prior year period. Operating margin decreased primarily due to impairment charges related to vacating certain leased property, computer-related expenses, professional fees and amortization of intangibles, partially offset by lower employee compensation expense.
Operating Income by Segment
Our internal financial reporting structure is based on three reportable segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our segments.

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(in thousands)	2022	2021		2022	2021
Americas	$48,903	$53,614	(8.8)%	$104,401	$109,989	(5.1)%
EMEA	45,944	40,290	14.0%	86,598	80,924	7.0%
Asia Pacific	28,501	22,229	28.2%	55,010	46,250	18.9%
Total Operating Income	$123,348	$116,133	6.2%	$246,009	$237,163	3.7%
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Americas
Americas operating income decreased 8.8% to $48.9 million during the three months ended February 28, 2022, compared with $53.6 million in the same period a year ago. This decrease in operating income was due to impairment charges related to vacating certain leased office space, higher employee compensation expense and professional fees, partially offset by growth in revenues of 10.4%. The impairment charges related mainly to our lease right-of-use ("ROU") assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. Employee compensation expense increased mainly due to higher stock compensation expense and increased variable compensation, partially offset by a net decrease in employee headcount of 225. Professional fees increased primarily due to costs incurred in preparation for the acquisition of CGS.
EMEA
EMEA operating income increased 14.0% to $45.9 million during the three months ended February 28, 2022, compared with $40.3 million recognized during the same period a year ago. The increase in EMEA operating income was due to growth in revenues of 8.6%, partially offset by higher employee compensation expense and an increase in our accounts receivable reserves. Employee compensation expense increased mainly due to increased variable compensation.
Asia Pacific
Asia Pacific operating income increased 28.2% to $28.5 million during the three months ended February 28, 2022, compared with $22.2 million in the same period a year ago. This increase in operating income was mainly due to growth in revenues of

11.9%, partially offset by higher employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries, a net increase in employee headcount of 351 and increased variable compensation.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
Americas
Americas operating income decreased 5.1% to $104.4 million during the six months ended February 28, 2022, compared with $110.0 million in the same period a year ago. This decrease in operating income was due to higher employee compensation expense, impairment charges related to vacating certain leased office space, higher computer-related expenses, professional fees and amortization of intangible assets, partially offset by growth in revenues of 9.8%. Employee compensation expense increased primarily due to the impact of a one-time restructuring charge to drive organizational realignment, higher stock compensation expense and increased variable compensation expense, partially offset by a net decrease in employee headcount of 225. The impairment charges related mainly to our lease right-of-use ("ROU") assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services and licensed software arrangements. Professional fees increased primarily due to costs incurred in preparation for the acquisition of CGS. Amortization of intangible assets increased primarily due to a continued investment in capitalized internal-use software, with more assets placed in service.
EMEA
EMEA operating income increased 7.0% to $86.6 million during the six months ended February 28, 2022, compared with $80.9 million in the same period a year ago. The increase in EMEA operating income was primarily due to growth in revenues of 8.7%, partially offset by an increase in employee compensation expense and data costs. Employee compensation expense increased mainly due to the impact of a one-time restructuring charge to drive organizational realignment and higher annual base salaries. Data costs increased primarily due to a non-recurring charge for certain data content.
Asia Pacific
Asia Pacific operating income increased 18.9% to $55.0 million during the six months ended February 28, 2022, compared with $46.3 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to growth in revenues of 12.1%, partially offset by an increase in employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries, a net increase in employee headcount of 351 and increased variable compensation.
Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(in thousands, except for per share data)	2022	2021		2022	2021
Provision for income taxes	$12,018	$18,023	(33.3)%	$24,301	$37,049	(34.4)%
Net income	$109,938	$96,643	13.8%	$217,585	$197,849	10.0%
Diluted earnings per common share	$2.84	$2.50	13.6%	$5.63	$5.12	10.0%
Income Taxes
Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and six months ended February 28, 2022, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three and six months ended February 28, 2022 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
Three months ended February 28, 2022 compared with three months ended February 28, 2021
For the three months ended February 28, 2022, the provision for income taxes was $12.0 million, compared with $18.0 million for the same period a year ago. The provision decreased mainly due to lower projected levels of income before income taxes, a lower effective tax rate compared to the prior year period and a $4.2 million in higher windfall tax benefits from stock-based compensation, partially offset by higher income before income taxes for the three months ended February 28, 2022, compared with the prior year period.

Six months ended February 28, 2022 compared with six months ended February 28, 2021
For the six months ended February 28, 2022, the provision for income taxes was $24.3 million, compared with $37.0 million for the same period a year ago. The provision decreased mainly due to lower projected levels of income before income taxes, a lower effective tax rate compared to the prior year period and $11.2 million in higher windfall tax benefit from stock-based compensation, partially offset by higher income before income taxes during the six months ended February 28, 2022, compared with the prior year period.
Net Income and Diluted Earnings per Share
Three months ended February 28, 2022 compared with three months ended February 28, 2021
Net income increased 13.8% to $109.9 million and diluted earnings per share ("EPS") increased 13.6% to $2.84 for the three months ended February 28, 2022, compared with the same period a year ago. Net income and diluted EPS increased primarily due to increased operating income and a reduction in the provision for income taxes.
Six months ended February 28, 2022 compared with six months ended February 28, 2021
Net income increased 10.0% to $217.6 million and diluted EPS increased 10.0% to $5.63 for the six months ended February 28, 2022, compared with the same period a year ago. Net income and diluted EPS increased primarily due to a decrease in the provision for income taxes and increased operating income.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenue, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended
	February 28,		% Change
(In thousands)	2022	2021
Revenues	$431,119	$391,788	10.0%
Deferred revenues fair value adjustment(1)	(62)	181
Adjusted revenues	431,057	391,969	10.0%
Acquired revenues(2)	(1,883)	—
Currency impact(3)	1,589	—
Organic revenues	$430,763	$391,969	9.9%
(1)The amortization effect of the purchase accounting adjustment on the fair value of acquired deferred revenues.
(2)Revenues from acquisitions completed within the last 12 months.
(3)The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS.

	Three Months Ended
	February 28,
(In thousands, except per share data)	2022	2021	% Change
Operating income	$123,348	$116,133	6.2%
Deferred revenues fair value adjustment	(62)	181
Intangible asset amortization	6,291	5,914
Real estate charges	9,734	—
Business acquisition costs	5,048	—
Transformation costs (1)	580	4,654
Restructuring / severance	200	961
Adjusted operating income	$145,139	$127,843	13.5%
Operating margin	28.6%	29.6%
Adjusted operating margin(2)	33.7%	32.6%

Net income	$109,938	$96,643	13.8%
Deferred revenues fair value adjustment	(55)	148
Intangible asset amortization	5,543	4,843
Real estate charges	8,578	—
Business acquisition costs	4,448	—
Transformation costs(1)	512	3,813
Restructuring / severance	177	787
Income tax items	(2,466)	(1,154)
Adjusted net income(3)	$126,675	$105,080	20.6%

Net income	$109,938	$96,643
Interest expense, net	1,673	1,815
Income taxes	12,018	18,023
Depreciation and amortization expense	13,395	15,672
EBITDA	$137,024	$132,153	3.7%
Non-recurring non-cash expenses(4)	9,734	—
Adjusted EBITDA	$146,758	$132,153	11.1%

Diluted earnings per common share	$2.84	$2.50	13.6%
Deferred revenues fair value adjustment	0.00	0.00
Intangible asset amortization	0.14	0.13
Real estate charges	0.22	—
Business acquisition costs	0.11	—
Transformation costs(1)	0.01	0.10
Restructuring / severance	0.01	0.02
Income tax items	(0.06)	(0.03)
Adjusted diluted earnings per common share(3)	$3.27	$2.72	20.2%
Weighted average common shares (Diluted)	38,761	38,620
(1)Costs primarily related to professional fees associated with the ongoing multi-year investment plan.

(2)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenues as shown in the organic revenues table above.
(3)For purposes of calculating adjusted net income and adjusted diluted earnings per share, intangible asset amortization, deferred revenues fair value adjustments and other items were taxed at the quarterly effective tax rates of 11.9% for fiscal 2022 and 16.9% for fiscal 2021.
(4)Costs related to impairment charges of our lease ROU assets and Property, equipment and leasehold improvements associated with vacating certain leased office space.
Liquidity and Capital Resources
Our primary sources of liquidity have been our cash flows generated from our operations, existing cash and cash equivalents and, when needed, our credit capacity under our existing credit facility. We use these sources of liquidity to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund our capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our liquidity, along with other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future.
Sources of Liquidity
Long-Term Debt
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association ("PNC") (the "2019 Credit Agreement"), which provides for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). The 2019 Revolving Credit Facility allows for borrowings until its maturity date of March 29, 2024. The 2019 Credit Agreement also allows for, subject to certain requirements, additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.
As of February 28, 2022, we have borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million available to be withdrawn. We are required to pay a commitment fee using a pricing grid which was 0.10% as of February 28, 2022. This fee is based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeds the borrowed amount. All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheets at February 28, 2022 and August 31, 2021. The principal balance is payable in full on the maturity date.
Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to LIBOR plus a spread using a debt leverage pricing grid, which was 0.875% as of February 28, 2022. The variable rate of interest on the 2019 Revolving Credit Facility creates exposure to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into an interest rate swap agreement with a notional amount of $287.5 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2019 Revolving Credit Facility. Under the terms of the interest rate swap agreement, we pay interest at a fixed rate of 0.7995% and receive variable interest payments based on the same one-month LIBOR utilized to calculate the interest expense from the 2019 Revolving Credit Facility. The interest rate swap agreement matures on March 29, 2024.
Including the effects of the interest rate swap agreement, the weighted average interest rate on amounts outstanding under our 2019 Revolving Credit Facility was 1.36% and 1.38% for the six months ended February 28, 2022 and fiscal year ended August 31, 2021, respectively. Interest on the outstanding balance under the 2019 Revolving Credit Facility is payable quarterly, in arrears, and on the maturity date.
The 2019 Credit Agreement contains covenants and requirements restricting certain of our activities, which are usual and customary for this type of loan. In addition, the 2019 Credit Agreement requires that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement), below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants and requirements within the 2019 Credit Agreement as of February 28, 2022.

As of March 1, 2022, we repaid in full and terminated our 2019 Credit Agreement. Refer to Note 17, Subsequent Events for more information on the termination.
2022 Credit Agreement
On March 1, 2022, FactSet Research Systems Inc. entered into the 2022 Credit Agreement and concurrently we repaid in full and terminated the 2019 Credit Agreement. On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility, and $250.0 million under the 2022 Revolving Facility. Refer to Note 17, Subsequent Events for definition of these terms and more information on the 2022 Credit Agreement.

Notes
On March 1, 2022, FactSet Research Systems Inc. completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due 2027 and $500.0 million aggregate principal amount of 3.450% Senior Notes due 2032. Refer to Note 17, Subsequent Events for more information on the Senior Notes.
Uses of Liquidity
Returning Value to Shareholders
For the six months ended February 28, 2022, we returned $80.1 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $289.9 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions.
Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Agreement. Refer to Note 17, Subsequent Events for more information on the 2022 Credit Agreement.
As such, for the three months ended February 28, 2022, we did not make any repurchases under our existing share repurchase program, compared to 221,959 shares repurchased for $71.5 million for the three months ended February 28, 2021. During the six months ended February 28, 2022, we repurchased 46,200 shares for $18.6 million under our existing share repurchase program compared with 353,759 shares for $114.6 million in the same period a year ago.

As of February 28, 2022, $181.3 million remained available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Capital Expenditures
For the six months ended February 28, 2022, capital expenditures were $20.5 million, compared with $28.8 million during the same period a year ago, a decrease of $8.2 million. Capital expenditures decreased primarily due to costs incurred for the build-out of our office space in the Philippines during the six months ended February 28, 2021, without a similar expenditure during the six months ended February 28, 2022.
Dividends
On February 2, 2022, our Board of Directors approved a regular quarterly dividend of $0.82 per share. Dividends of $31.1 million were paid on March 17, 2022 to common stockholders of record at the close of business on February 28, 2022. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.

Acquisitions
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL"). On March 1, 2022, we completed the acquisition of CGS.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, net of cash acquired. TVL is a leading provider of ESG information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative ESG behavior. The acquisition of TVL further enhances our commitment to providing industry leading access to ESG data across our platforms.
Refer to Note 7, Acquisition, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the Cobalt and TVL acquisitions. Refer to Note 17, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our March 1, 2022 acquisition of CGS.
Contractual Obligations
Purchase obligations represent committed payments due in future periods to our various data vendors and for other goods and services. These purchase commitments are agreements that are enforceable and legally binding on us, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2021, we had total purchase commitments of $191.9 million. During the second quarter of fiscal 2022, we entered into a software subscription agreement with total purchase commitments of approximately $10 million with a contract term of three years.

We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	February 28,
(in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$194,952	$229,936	$(34,984)	(15.2)%
Net cash used in investing activities	(70,814)	(69,748)	(1,066)	1.5%
Net cash used by financing activities	(26,417)	(146,659)	120,242	(82.0)%
Effect of exchange rate changes on cash and cash equivalents	(6,574)	3,550	(10,124)	(285.2)%
Net increase in cash and cash equivalents	$91,147	$17,079	$74,068	433.7%
Cash and cash equivalents aggregated to $773.0 million as of February 28, 2022, compared with $681.9 million as of August 31, 2021. Our cash and cash equivalents increased $91.1 million during the six months ended February 28, 2022, primarily due to cash provided by operating activities of $195.0 million and proceeds from the exercise of employee stock options of $56.9 million, partially offset by cash outflows from dividend payments of $61.4 million, acquisition of a business of $50.0 million, capital expenditures of $20.5 million and share repurchases of $18.6 million.
Our cash and cash equivalents are held in numerous locations throughout the world, with $493.9 million within the Americas, $215.4 million within EMEA (predominantly within the UK and France) and the remaining $63.7 million within Asia Pacific (predominantly within the Philippines and India) as of February 28, 2022. We intend to reinvest substantially all of our accumulated undistributed foreign earnings, except in instances where repatriation would result in minimal additional tax.

Operating
For the six months ended February 28, 2022, net cash provided by operating activities was $195.0 million compared with $229.9 million during the same period a year ago, a decrease of $35.0 million. This decrease was primarily driven by the timing of both tax payments in certain jurisdictions and collections of accounts receivable, as well as higher bonus payments, partially offset by higher net income.
Investing
Net cash used in investing activities was $70.8 million for the six months ended February 28, 2022, representing a $1.1 million increase from the same period a year ago. This increase was driven by higher spend on acquisitions, with a $50.0 million cash purchase price for Cobalt, net of cash acquired, during the six months ended February 28, 2022, compared with a $41.9 million cash purchase price for TVL, net of cash acquired, in the prior year period. The increase in net cash used in investing was further impacted by a reduction of $1.2 million in net proceeds from investments (net of purchases) during the six months ended February 28, 2022 compared to the prior year period, partially offset by a decrease in capital expenditures of $8.2 million for the six months ended February 28, 2022 compared with the prior year period.
Financing
Net cash used in financing activities was $26.4 million for the six months ended February 28, 2022, representing a $120.2 million favorable change compared with the same period a year ago. This cash flow improvement was mainly driven by a $96.0 million decrease in share repurchases and a $28.4 million increase in proceeds from employee stock plans, partially offset by an increase of $3.3 million in dividend payments.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Six Months Ended
	February 28,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$194,952	$229,936	$(34,984)
Capital expenditures(1)	(20,546)	(28,758)	8,212
Free cash flow	$174,406	$201,178	$(26,772)
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported and include property, equipment, leasehold improvements and capitalized internal-use software.
Free cash flow generated during the six months ended February 28, 2022 was $174.4 million compared with $201.2 million during the same period a year ago, reflecting a 13.3% decrease. This $26.8 million decrease was due to a $35.0 million decrease in operating cash flows, partially offset by an $8.2 million decrease in capital expenditures.
Off-Balance Sheet Arrangements
At February 28, 2022 and August 31, 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

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
During the three months ended February 28, 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.2 million, compared with a decrease of $1.4 million to operating income a year ago. During the six months ended February 28, 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $5.4 million, compared with a $0.8 million a decrease to operating income a year ago. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our British Pound Sterling, Euro, Indian Rupee, and Philippine Peso exposures ranging from 25% to 50% over their respective hedged periods as of February 28, 2022. The current foreign currency forward contracts are set to mature at various points between the third quarter of fiscal 2022 through the first quarter of fiscal 2023.
As of February 28, 2022, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱0.9 billion and Rs1.7 billion, respectively. The gross notional value of foreign currency forward contracts to purchase Euros and British Pound Sterling with U.S. dollars was €23.0 million and £24.3 million, respectively.
A loss on foreign currency forward contracts of $1.0 million was recorded into operating income for the three months ended February 28, 2022, compared with a gain on forward currency forward contracts of $2.1 million in the same period a year ago. For the six months ended February 28, 2022, a loss on forward currency forward contracts of $1.5 million was recorded into operating income, compared with a gain on forward currency forward contracts of $2.9 million in the prior year period.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The accounting policies used in preparing our Consolidated Financial Statements for the six months ended February 28, 2022 are applied consistently with those described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. There were no significant changes in our critical accounting estimates during the six months ended February 28, 2022.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2022. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $9.7 million. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of February 28, 2022, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2022, with operating results held constant in local currencies, would result in a decrease in operating income by $41.5 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2022 would have increased the fair value of total assets by $67.9 million and equity by $47.1 million.
Refer to Note 6, Derivative Instruments in the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents and Investments
The fair market value of our Cash and cash equivalents and Investments at February 28, 2022 was $808.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.
Debt
2019 Credit Agreement
As of February 28, 2022, we had long-term debt outstanding under the 2019 Revolving Credit Facility with a principal balance of $575.0 million. The debt bears interest on the outstanding principle at a rate equal to LIBOR plus a spread, using a debt leverage pricing grid. The variable rate of interest on our long-term debt created exposure to interest rate volatility due to changes in LIBOR. To mitigate this exposure, on March 5, 2020, we entered into the 2020 Swap Agreement (as defined in Note 6, Derivative Instruments) with a notional amount of $287.5 million to hedge the variable interest rate obligation, effectively converting the floating interest rate to fixed for the hedged portion. Thus, our exposure was limited to base interest rate risk on floating rate borrowings in excess of any amounts that are not hedged, or $287.5 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR provided exposure of $0.7 million to our annual interest expense.
Refer to Note 11, Debt, in the Notes to our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt obligations.

As of March 1, 2022, we repaid in full and terminated our 2019 Credit Agreement. Refer to Note 17, Subsequent Events for more information on the termination.
2022 Credit Agreement
On March 1, 2022, FactSet Research Systems Inc. borrowed $1.0 billion under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. The debt will bear interest on the outstanding principle at an applicable Secured Overnight Financing Rate ("SOFR") rate plus a spread, using a debt leverage pricing grid. The variable rate of interest on our long-term debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this exposure, on March 1, 2022, we entered into the 2022 Swap Agreement. Refer to Note 17, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on these defined terms, our 2022 Term Facility, 2022 Revolving Facility and our 2022 Swap Agreement.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There were no material changes during the six months ended February 28, 2022 to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, except for the addition of certain language in the sections "Operational Risks - Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully" and "Legal & Regulatory Risks - Legislative and regulatory changes in the environments in which we and our clients operate" as set out below.
In addition, included below are risk factors related to the CGS acquisition, the offering of senior notes and the entrance into a new credit facility, which took place on March 1, 2022. Refer to Note 17, Subsequent Events for more information on these transactions.
Operational Risks
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2021, approximately 40% of our revenue related to operations located outside the U.S. In addition, a significant number of our employees, approximately 78%, are located in offices outside the U.S. We expect our growth to continue outside the U.S., with non-U.S. revenues accounting for an increased portion of our total revenue in the future. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflict between Ukraine and Russia expands in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Legal & Regulatory Risks
Legislative and regulatory changes in the environments in which we and our clients operate
MiFID
In the European Union, the new version of the Markets in Financial Instruments Directive (recast), also known as "MiFID II" became effective in January 2018. Prior to the effectiveness of the UK's withdrawal from the European Union on January 1, 2021, the UK laws and regulations implementing MiFID II were modified to transpose aspects of EU law and address deficiencies that would have otherwise been created as a result of the withdrawal. MiFID II built upon many of the initiatives introduced through MiFID and is intended to help improve the functioning of the European Union single market by achieving a greater consistency of regulatory standards. MiFID originally became effective in 2007. We believe that compliance with MiFID II requirements is time-consuming and costly for the investment managers who are subject to it and will cause clients to adapt their pricing models and business practices significantly. These increased costs may impact our clients’ spending and may cause some investment managers to lose business or withdraw from the market, which may adversely affect demand for our services. However, MiFID II may also present us with new business opportunities for new service offerings. In March 2022, the UK government announced proposed reforms to financial regulation in the UK, which would represent a divergence from the existing UK MiFID regime. Regulatory reform may impact some of our UK-regulated clients and may require them to devote more resource towards realigning their compliance measures, and in some cases ensuring compliance with both the UK and EU regimes. We continue to monitor the impact of UK regulatory change on our clients. We continue to monitor the impact of MiFID II on the investment process and trade lifecycle. We also continue to review the application of key MiFID II requirements and plan to work with our clients to navigate through them.
Risks Relating to the CGS Transaction

We may fail to realize the anticipated benefits of the CGS Transaction.

The success of our acquisition of the CGS business (the "CGS Business") will depend on, among other things, our ability to incorporate the CGS Business into our business in a manner that enhances our value proposition to clients and facilitates other growth opportunities. We must successfully include the CGS Business within our business in a manner that permits these growth opportunities to be realized. In addition, we must achieve the growth opportunities without adversely affecting current revenues and investments in other future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition of CGS (the "CGS Transaction") may not be realized fully, if at all, or may take longer to realize than expected. Additionally, management may face challenges in incorporating certain elements and functions of the CGS Business with the FactSet business, and this process may result in additional and unforeseen expenses. The CGS Transaction may also disrupt the CGS Business’s and FactSet’s ongoing business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with third party partners, employees, suppliers, customers and others with whom the CGS Business and FactSet have business or other dealings or limit our ability to achieve the anticipated benefits of the CGS Transaction. It is possible that our experience in operating the CGS Business will require us to adjust our expectations regarding the impact of the CGS Transaction on our operating results. If we are not able to successfully add the CGS Business to the existing FactSet business in an efficient, effective and timely manner, anticipated benefits, including the opportunities for growth we expect from the CGS Transaction, may not be realized fully, if at all, or may take longer to realize than expected, and our cash flow and financial condition may be negatively affected.

We will incur significant transaction costs in connection with the CGS Transaction.

We have incurred a number of non-recurring costs associated with the CGS Transaction. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, filing fees and other related charges. There is also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the CGS Transaction. While we have assumed that a certain level of expenses would be incurred in connection with the CGS Transaction and related transactions, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the CGS Transaction that we may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the CGS Transaction. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Third parties may terminate or alter existing contracts or relationships with FactSet or the CGS Business.

The CGS Business has contracts with customers, licensors and other business partners which may require the CGS Business to obtain consent from these other parties in connection with the CGS Transaction. If these consents cannot be obtained, the CGS Business may suffer a loss of potential future revenue and may lose rights that are material to the CGS Business. In addition, third parties with which we or the CGS Business currently have relationships may terminate or otherwise reduce the scope of their relationships with us following the CGS Transaction. Any such disruptions could limit our ability to achieve the anticipated benefits of the CGS Transaction.

FactSet and the CGS Business may have difficulty attracting, motivating and retaining key personnel and other employees in light of the CGS Transaction.

The CGS Business’s success after the CGS Transaction will depend in part on its ability to attract and retain key personnel and other employees. Following the CGS Transaction, FactSet and the CGS Business may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If the CGS Business cannot retain employees of the CGS Business because of uncertainty relating to the CGS Transaction or the difficulty of integration or for any other reason, the CGS Business’s ability to realize the anticipated benefits of the CGS Transaction could be reduced, and it may have a material adverse impact on the business and operations of the CGS Business.

Risks Relating to our Debt

Our indebtedness may impair our financial condition and prevent us from fulfilling our obligations under the senior notes and our other debt instruments.

As of March 1, 2022, giving effect to the issuance of the senior notes and the incurrence of borrowings under the 2022 Credit Facilities and the repayment of the 2019 Revolving Facility, the total outstanding debt of FactSet was $2.25 billion, none of which is secured. Under the 2022 Revolving Facility, we have $250 million of unused commitments and an option to increase the size of the facility by an additional $750 million.

Our indebtedness could have important consequences to investors, including:

a.making it more difficult for us to satisfy our obligations;
b.limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
c.requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt and scheduled amortization on the 2022 Term Facility, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our strategy and other general corporate purposes;
d.making us more vulnerable to adverse changes in general economic, industry and government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;
e.placing us at a competitive disadvantage compared with those of our competitors that have less debt; and
f.exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

Despite current indebtedness levels, we may still incur more debt. The incurrence of additional debt could further exacerbate the risks associated with our indebtedness.

Subject to certain limitations, the 2022 Credit Agreement and the indenture governing the senior notes permit us and our subsidiaries to incur additional debt. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above in the previous risk factor could intensify.

The restrictive covenants in our debt may affect our ability to operate our business successfully.

The 2022 Credit Agreement contains, and our future debt instruments may contain, various provisions that limit our ability to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; enter into sale and leaseback transactions; engage in mergers and consolidations; make investments and acquisitions; change the nature of our business; and make sales, transfers and other dispositions of property and assets. The indenture governing the senior notes also contains various provisions that limit our ability to, among other things: incur liens; enter into sale and leaseback transactions; engage in mergers and consolidations; and make sales, transfers and other dispositions of property and assets. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.

In addition, the 2022 Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in the definitive documentation governing our indebtedness would result in a default or an event of default. If an event of default in respect of any of our indebtedness occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. We expect we will be permitted to incur substantial amounts of secured debt under the covenants in the indenture governing the senior notes and the 2022 Credit Facilities. If, upon an acceleration, we were unable to pay amounts owed in respect of any such indebtedness secured by liens on our assets, then the lenders of such indebtedness could proceed against the collateral pledged to them.

Certain of our borrowings and other obligations are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

The 2022 Credit Agreement provides that (i) loans denominated in U.S. dollars, at our option, will bear interest at either one-month Term SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor), Daily Simple SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor) or an alternate base rate, (ii) loans denominated in Pounds Sterling will bear interest at Daily Simple Sterling Overnight Index Average ("SONIA") (subject to a “zero” floor) and (iii) loans denominated in Euros will bear interest at Euro Interbank Offered Rate ("EURIBOR") (subject to a “zero” floor), in each case, plus an applicable interest rate margin. An increase in the alternate base rate, Term SOFR, Daily Simple SOFR, SONIA or EURIBOR would increase our interest payment obligations under the 2022 Credit Facilities and could have a negative effect on our cash flow and financial condition.

To mitigate this exposure, on March 1, 2022, we entered into an interest rate swap agreement with a notional amount of $800.0 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2022 Credit Agreement. However, as the interest rate swap agreement covers only a portion of our outstanding balance under the 2022 Credit Agreement, a substantial portion of our outstanding balance under the 2022 Credit Agreement continues to be exposed to interest rate volatility. An increase in the applicable rates would increase our interest payment obligations under the 2022 Credit Agreement and could have a negative effect on our cash flow and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended February 28, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
December 2021	317	$488.87	—	$181,254
January 2022	344	$429.50	—	$181,254
February 2022	14	$421.33	—	$181,254
Total	675		—
(1)Includes 675 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Agreement. Refer to Note 17, Subsequent Events for more information on the 2022 Credit Agreement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a)EXHIBITS
(b)The information required by this Item is set forth below.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
1.1	Underwriting Agreement, dated February 15, 2022, among FactSet Research Systems Inc. and BofA Securities, Inc. and PNC Capital Markets LLC as representatives of the several underwriters listed therein.	8-K	001-11869	1.1	2/17/2022
2.1	Asset Purchase Agreement, dated as of December 24, 2021, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.1	3/1/2022
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of February 11, 2022, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.2	3/1/2022

4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022
4.5	Credit Agreement dated as of March 1, 2022, among FactSet Research Systems Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, and PNC Bank, National Association, as the Administrative Agent	8-K	001-11869	4.5	3/1/2022
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 4, 2022	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)