Form 10-Q
period 2022-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2022-07-01
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission File Number: 1-11869
_________________________________________________
FACTSET RESEARCH SYSTEMS INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	13-3362547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Glover Avenue, Norwalk, Connecticut	06850
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 810-1000

Former name, former address and former fiscal year, if changed since last report: None
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 24, 2022 was 37,979,642.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2022
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2022, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues	$488,751	$399,558	$1,344,595	$1,179,551
Operating expenses
Cost of services	222,618	205,257	629,162	588,868
Selling, general and administrative	119,881	76,599	309,185	235,818
Long-lived asset impairments	48,998	—	62,985	—
Total operating expenses	391,497	281,856	1,001,332	824,686

Operating income	97,254	117,702	343,263	354,865

Other income (expense), net
Interest expense, net	(12,051)	(1,839)	(15,218)	(4,682)
Other income (expense), net	77	(1,587)	(879)	(1,009)
Income before income taxes	85,280	114,276	327,166	349,174

Provision for income taxes	10,370	13,597	34,671	50,646
Net income	$74,910	$100,679	$292,495	$298,528

Basic earnings per common share	$1.97	$2.66	$7.76	$7.87
Diluted earnings per common share	$1.93	$2.62	$7.58	$7.73

Basic weighted average common shares	37,934	37,806	37,716	37,910
Diluted weighted average common shares	38,720	38,488	38,607	38,602
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2022	2021	2022	2021
Net income	$74,910	$100,679	$292,495	$298,528

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	810	1,017	5,620	2,204
Foreign currency translation adjustment	(22,096)	8,221	(43,792)	17,831
Other comprehensive income (loss)	(21,286)	9,238	(38,172)	20,035
Comprehensive income	$53,624	$109,917	$254,323	$318,563
*For the three and nine months ended May 31, 2022, the net unrealized gain on cash flow hedges were net of a tax expense of $1,350 thousand and a tax expense of $1,819 thousand, respectively. For the three and nine months ended May 31, 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $344 thousand and a tax expense of $746 thousand, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2022	August 31, 2021
ASSETS
Cash and cash equivalents	$526,966	$681,865
Investments	33,580	35,984
Accounts receivable, net of reserves of $3,387 at May 31, 2022 and $6,431 at August 31, 2021	226,488	151,187
Prepaid taxes	31,366	13,917
Prepaid expenses and other current assets	55,070	50,625
Total current assets	873,470	933,578
Property, equipment and leasehold improvements, net	85,625	131,377
Goodwill	978,860	754,205
Intangible assets, net	1,912,738	134,986
Deferred taxes	3,262	2,250
Lease right-of-use assets, net	176,884	239,064
Other assets	37,725	29,480
TOTAL ASSETS	$4,068,564	$2,224,940
LIABILITIES
Accounts payable and accrued expenses	$100,319	$85,777
Current lease liabilities	30,757	31,576
Accrued compensation	78,483	104,403
Deferred revenues	169,361	63,104
Dividends payable	33,795	30,845
Total current liabilities	412,715	315,705
Long-term debt	2,105,142	574,535
Deferred taxes	14,973	14,752
Deferred revenues, non-current	8,172	8,394
Taxes payable	29,095	30,279
Long-term lease liabilities	227,047	259,980
Other liabilities	3,698	4,942
TOTAL LIABILITIES	$2,800,842	$1,208,587
Commitments and contingencies (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,572,771 and 41,163,192 shares issued, 37,971,366 and 37,615,419 shares outstanding at May 31, 2022 and August 31, 2021, respectively	416	412
Additional paid-in capital	1,163,081	1,048,305
Treasury stock, at cost: 3,601,405 and 3,547,773 shares at May 31, 2022 and August 31, 2021, respectively	(927,818)	(905,917)
Retained earnings	1,109,177	912,515
Accumulated other comprehensive loss	(77,134)	(38,962)
TOTAL STOCKHOLDERS’ EQUITY	$1,267,722	$1,016,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,068,564	$2,224,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292,495	$298,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,176	48,185
Amortization of lease right-of-use assets	32,936	32,241
Stock-based compensation expense	40,604	33,356
Deferred income taxes	(5,488)	(2,271)
Impairment charge	62,985	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(39,005)	(6,795)
Accounts payable and accrued expenses	15,292	(1,712)
Accrued compensation	(23,992)	(11,066)
Deferred fees	4,091	8,898
Taxes payable, net of prepaid taxes	(18,552)	8,766
Lease liabilities, net	(35,961)	(31,156)
Other, net	1,343	(6,725)
Net cash provided by operating activities	386,924	370,249

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(35,950)	(47,414)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,981,641)	(41,916)
Purchases of investments	(678)	(1,250)
Proceeds from maturity or sale of investments	—	2,176
Net cash used in investing activities	(2,018,269)	(88,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	2,238,355	—
Repayments of debt	(700,000)	—
Payments of debt issuance costs	(9,736)	—
Dividend payments	(92,334)	(87,144)
Proceeds from employee stock plans	74,173	46,962
Repurchases of common stock	(18,639)	(172,210)
Other financing activities	(3,263)	(2,366)
Net cash provided by / (used in) financing activities	1,488,556	(214,758)

Effect of exchange rate changes on cash and cash equivalents	(12,110)	5,648
Net (decrease) increase in cash and cash equivalents	(154,899)	72,735
Cash and cash equivalents at beginning of period	681,865	585,605
Cash and cash equivalents at end of period	$526,966	$658,340
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended May 31, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981
Net income						74,910		74,910
Other comprehensive income (loss)							(21,286)	(21,286)
Common stock issued for employee stock plans	87,486	1	17,248	—	—			17,249
Vesting of restricted stock	24	—		10	(4)			(4)
Repurchases of common stock								—
Stock-based compensation expense			14,667					14,667
Dividends declared						(33,795)		(33,795)
Balance as of May 31, 2022	41,572,771	$416	$1,163,081	3,601,405	$(927,818)	$1,109,177	$(77,134)	$1,267,722

For the Nine Months Ended May 31, 2022
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						292,495		292,495
Other comprehensive income (loss)							(38,172)	(38,172)
Common stock issued for employee stock plans	391,195	4	74,172	260	(128)			74,048
Vesting of restricted stock	18,384	—		7,172	(3,134)			(3,134)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			40,604					40,604
Dividends declared						(95,833)		(95,833)
Balance as of May 31, 2022	41,572,771	$416	$1,163,081	3,601,405	$(927,818)	$1,109,177	$(77,134)	$1,267,722

For the Three Months Ended May 31, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2021	40,943,660	$409	$989,918	3,098,662	$(753,954)	$772,591	$(28,496)	$980,468
Net income						100,679		100,679
Other comprehensive income							9,238	9,238
Common stock issued for employee stock plans	103,912	1	18,434					18,435
Vesting of restricted stock	52	—		22	(7)			(7)
Repurchases of common stock				178,100	(57,571)			(57,571)
Stock-based compensation expense			11,029					11,029
Dividends declared						(30,972)		(30,972)
Balance as of May 31, 2021	41,047,624	$410	$1,019,381	3,276,784	$(811,532)	$842,298	$(19,258)	$1,031,299

For the Nine Months Ended May 31, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						298,528		298,528
Other comprehensive loss							20,035	20,035
Common stock issued for employee stock plans	260,921	2	46,959	318	(104)			46,857
Vesting of restricted stock	18,995	—		7,151	(2,262)			(2,262)
Repurchases of common stock				531,859	(172,210)			(172,210)
Stock-based compensation expense			33,355					33,355
Dividends declared						(89,379)		(89,379)
Balance as of May 31, 2021	41,047,624	$410	$1,019,381	3,276,784	$(811,532)	$842,298	$(19,258)	$1,031,299

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2022
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
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Approximately 174,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). We are a central figure within the global securities marketplace and a foundation for security master files relied on by critical front, middle and back-office functions around the world through CUSIP Global Services ("CGS"). Our revenues are primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of connected data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, we put our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 17, Segment Information, for further information. Within each of our segments, we deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").
2. BASIS OF PRESENTATION
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements; as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS
As of May 31, 2022, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the three and nine months ended May 31, 2022 that had a material impact on our Consolidated Financial Statements.
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
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”) rather than adjust them to fair value at the acquisition date. We elected to early adopt this accounting standard in the second quarter of fiscal 2022, with retrospective application to business combinations that occurred in the current fiscal year. Results of operations for quarterly periods prior to September 1, 2021 remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisitions of CGS and Cobalt Software, Inc (“Cobalt”), and all future acquisitions, will be accounted for in accordance with ASU 2021-08. Refer to Note 7, Acquisitions for further information. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
Recent Accounting Standards or Updates Not Yet Effective
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from the London Interbank Offered Rate ("LIBOR"). As a result of the reference rate reform initiative, certain widely used reference rates such as LIBOR are expected to be discontinued. The guidance is designed to simplify how entities account for contracts, such as receivables, debt, leases, derivative instruments and hedging, that are modified to replace LIBOR or other benchmark interest rates with new rates. The guidance is effective upon issuance and may be applied through December 31, 2022.
On March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement, which bore interest based on the LIBOR rate. Concurrently, on March 1, 2022, we entered into the 2022 Credit Agreement, which bears interest based on rates other than LIBOR. As such, the adoption of this standard will not have an impact on our Consolidated Financial Statements.
Refer to Note 12, Debt for definitions of these terms and more information on the 2019 Credit Agreement and 2022 Credit Agreement.
No other new accounting pronouncements issued or effective as of May 31, 2022 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
4. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our hosted proprietary data and analytics platform which can include various combinations of products, content and services available over the contractual term (referred to as the "hosted platform"). The hosted platform is a subscription-based service that consists primarily of providing client access to products, content and services including workstations, portfolio analytics and market data. We also provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "identifier platform").
We determined that the majority of each of our hosted platform and identifier platform services represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by us, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We record revenues for these contracts using the over-time revenue recognition model as a client is invoiced or performance is satisfied.
We do not consider payment terms as a performance obligation for clients with contractual terms that are one year or less and we have elected the practical expedient.
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of services and products, which are recoverable. Fulfillment costs are recognized as an asset, with the current portion recorded in the Prepaid expenses and other current assets and the non-current portion recorded in Other assets, based on the term of the license period. The fulfillment costs are amortized consistent with the associated revenues for providing the services. There are no significant judgments that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or the amount we are entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, we do not disclose the value of the remaining unsatisfied performance obligations.
Disaggregated Revenues
We disaggregate revenues from contracts with clients by our segments which consist of the Americas, EMEA and Asia Pacific. We believe these segments are reflective of how we manage our business and the markets in which we serve and best depict the nature, amount, timing and uncertainty of revenues and cash flows related to contracts with clients. Refer to Note 17, Segment Information, for further information.
The following table presents this disaggregation by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2022	2021	2022	2021
Americas	$309,740	$253,786	$850,312	$746,112
EMEA	128,326	106,833	357,920	318,103
Asia Pacific	50,685	38,939	136,363	115,336
Total Revenues	$488,751	$399,558	$1,344,595	$1,179,551
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2022 and August 31, 2021. We did not have any transfers between levels of fair value measurements during the periods presented. We held no Level 3 assets or liabilities measured at fair value on a recurring basis as of May 31, 2022 or August 31, 2021.

	Fair Value Measurements as of May 31, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$237,803	$—	$237,803
Mutual funds (2)	—	33,580	33,580
Derivative instruments (3)	—	8,605	8,605
Total assets measured at fair value	$237,803	$42,185	$279,988

Liabilities
Derivative instruments (3)	$—	$3,963	$3,963
Total liabilities measured at fair value	$—	$3,963	$3,963

	Fair Value Measurements as of August 31, 2021
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds (1)	$232,519	$—	$232,519
Mutual funds (2)	—	35,984	35,984
Derivative instruments (3)	—	1,384	1,384
Total assets measured at fair value	$232,519	$37,368	$269,887

Liabilities
Derivative instruments (3)	$—	$4,181	$4,181
Total liabilities measured at fair value	$—	$4,181	$4,181

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
3.Our derivative instruments include our foreign exchange forward contracts and interest rate swap agreements. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for our interest rate swap agreements, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 6, Derivative Instruments, for more information on our derivative instruments designed as cash flow hedges and their classification within the Consolidated Balance Sheets.

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
During the three and nine months ended May 31, 2022, we incurred an impairment charge of $48.8 million and $62.2 million, respectively, related to our lease ROU assets and Property, equipment and leasehold improvements associated with vacating certain leased office space. For those locations we anticipate subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. We fully impaired the lease ROU assets for locations we will not sublease and substantially all the Property, equipment and leasehold improvements associated with the related vacated leased office space as there are no expected cash flows related to these items. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments are classified within Level 3 of the fair value hierarchy.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our Long-term debt at fair value. The carrying value of our Long-term debt is net of related unamortized discount and debt issuance costs.
The fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, given that the Senior Notes are publicly traded, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs.
The fair value of our 2019 Revolving Credit Facility approximated its carrying value as it bore interest at a floating interest rate, which is considered a Level 2 input. On March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement.
Refer to Note 12, Debt for definitions of these terms and more information on the Senior Notes, 2022 Credit Facilities, 2019 Revolving Credit Facility and 2019 Credit Agreement.
The following table summarizes the outstanding principal amount, estimated fair value and related hierarchy level, unamortized discounts and debt issuance costs and net carrying value of our debt as of May 31, 2022:

		May 31, 2022		August 31, 2021
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$475,275	$—	$—
2032 Notes	Level 1	500,000	451,730	—	—
2022 Term Facility	Level 3	875,000	872,813	—	—
2022 Revolving Facility	Level 3	250,000	248,125	—	—
2019 Revolving Credit Facility	Level 2	—	—	575,000	575,000
Total principal amount		$2,125,000	$2,047,943	$575,000	$575,000
Total unamortized discounts and debt issuance costs		(19,858)		(465)
Total net carrying value of debt		$2,105,142		$574,535

6. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Indian Rupee, Euro, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to credit-worthy financial institutions. Refer to Note 13, Commitments and Contingencies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated Other Comprehensive Loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of cash flow hedges during the three and nine months ended May 31, 2022 or May 31, 2021, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of May 31, 2022, we maintained foreign currency forward contracts to hedge a portion of our exposures primarily related to the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 75%, as of May 31, 2022, over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2022 through the third quarter of fiscal 2023.
As of May 31, 2022, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase Euros and British Pound Sterling with U.S. dollars was €37.4 million and £41.2 million, respectively.
Swap Agreement
2020 Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement ("2020 Swap Agreement") with a notional amount of $287.5 million. The 2020 Swap Agreement hedged a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995% to mitigate our interest rate exposure. On March 1, 2022, we terminated the 2020 Swap Agreement, which resulted in a one-time benefit of $3.5 million recognized in Interest expense, net in the Consolidated Statements of Income during the third quarter of fiscal 2022, based on its fair market value.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million. The 2022 Swap Agreement hedges a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162% to maintain an intended fixed to floating interest rate ratio. The notional amount of the 2022 Swap Agreement will decline by $100.0 million on a quarterly basis, to align with our expected debt balances, beginning May 31, 2022 and maturing on February 28, 2024. As of May 31, 2022, the notional amount of the 2022 Swap Agreement was $700.0 million.
We have designated and accounted for this instrument as a cash flow hedge with the unrealized gains or losses on the 2022 Swap Agreement recorded in AOCL in the Consolidated Balance Sheets. Realized gains or losses are subsequently reclassified into Interest expense, net in the Consolidated Statements of Income when settled. Since its inception on March 1, 2022 and through May 31, 2022, the interest rate swap was considered highly effective. Refer to Note 12, Debt, for further discussion of the 2022 Credit Facilities.

Refer to Interest Rate Risk in Part I, Item 3 of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	May 31, 2022	August 31, 2021
Foreign currency forward contracts	$156,097	$154,728
Interest rate swap agreement	700,000	287,500
Total cash flow hedges	$856,097	$442,228

Fair Value of Derivative Instruments
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	May 31, 2022	August 31, 2021	Balance Sheet Classification	May 31, 2022	August 31, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$554	$1,384	Accounts payable and accrued expenses	$3,963	$1,201
Interest rate swap agreement	Prepaid expenses and other current assets	5,447	—	Accounts payable and accrued expenses	—	1,934
	Other assets	2,604	—	Other liabilities	—	1,045
Total cash flow hedges		$8,605	$1,384		$3,963	$4,181

All derivatives were designated as hedging instruments as of May 31, 2022 and August 31, 2021.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2022 and May 31, 2021, respectively:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Foreign currency forward contracts	$(4,114)	$3,214	SG&A	$(2,635)	$1,672
Interest rate swap agreement	5,629	(683)	Interest expense, net	1,990	(502)
Total cash flow hedges	$1,515	$2,531		$(645)	$1,170

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2022 and May 31, 2021, respectively:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Foreign currency forward contracts	$(7,690)	$5,341	SG&A	$(4,098)	$4,558
Interest rate swap agreement	12,007	723	Interest expense, net	976	(1,444)
Total cash flow hedges	$4,317	$6,064		$(3,122)	$3,114
As of May 31, 2022, our cash flow hedges were effective, with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges, and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of May 31, 2022, we estimate that net pre-tax derivative gains of $2.0 million related to the cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of May 31, 2022 and August 31, 2021, there were no material amounts recorded net on the Consolidated Balance Sheets.
7. ACQUISITIONS
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of CUSIP Global Services ("CGS"), Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association ("ABA"), for a cash purchase price of $1.932 billion, inclusive of preliminary working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We anticipate that the CGS acquisition will significantly expand our critical role in the global capital markets. The CGS purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We expect to finalize the allocation of the purchase price for CGS as soon as possible, but in any event, no later than one year from the acquisition date. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired and the finalization of working capital adjustments.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets[1]	$38,111
Amortizable intangible assets
Revenues-generating contract	1,583,000	36 years	Straight-line
Client relationships	164,000	26 years	Straight-line
Acquired databases	46,000	15 years	Straight-line
Goodwill	206,981
Current liabilities[2]	(104,354)
Deferred revenues, long-term	(1,482)
Total purchase price	$1,932,256
1.Includes an accounts receivable balance of $38.0 million.
2.Includes a deferred revenues balance of $98.8 million.
Goodwill totaling $207.0 million represents the excess of the CGS purchase price over the fair value of net assets acquired, representing future economic benefits that we expect to achieve as a result of the acquisition, and is included in the Americas segment. Goodwill generated from the CGS acquisition is deductible for income tax purposes. The majority of the net assets acquired relate to a Revenues-generating contract intangible which is a renewable license agreement with the ABA to manage the issuance, maintenance and access to the CUSIP numbering system and related database of CUSIP identifiers. This intangible asset's valuation and associated useful life considers the term of the current agreement and the likelihood of renewals. The useful life assigned to the Client relationships intangible asset considers the strong historical client retention as a basis for expected future retention. The useful life assigned to Acquired databases considers there are limited changes to the data on an annual basis, which extends the life of the acquired asset.
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA, and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. Pro forma information has not been presented because the effect of the CGS acquisition is not material to our Consolidated Financial Statements.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We expect to finalize the allocation of the purchase price for Cobalt as soon as possible, but in any event, no later than one year from the acquisition date. The preliminary purchase price allocation is subject to change due to the finalization of deferred tax balances.

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

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$812
Amortizable intangible assets
Software technology	8,100	7 years	Straight-line
Trade names	2,800	15 years	Straight-line
Client relationships	900	12 years	Straight-line
Goodwill	30,058
Other assets	5,299
Current liabilities	(3,069)
Other liabilities	(2,984)
Total purchase price	$41,916
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

8. GOODWILL
Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2022 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Acquisitions	250,749	428	—	251,177
Foreign currency translations	—	(26,092)	(430)	(26,522)
Balance at May 31, 2022	$680,837	$295,486	$2,537	$978,860

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
9. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		May 31, 2022			August 31, 2021
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Revenue-generating contract	36	$1,583,000	$10,993	$1,572,007	$—	$—	$—
Client relationships	8 to 26	264,931	53,485	211,446	101,077	49,139	51,938
Software technology	5 to 9	124,710	95,725	28,985	121,556	87,207	34,349
Developed technology	3 to 5	73,704	30,574	43,130	57,666	21,278	36,388
Acquired databases	15	46,000	767	45,233	—	—	—
Data content	5 to 20	35,814	26,186	9,628	36,681	26,835	9,846
Trade names	15	6,781	4,472	2,309	6,900	4,435	2,465
Total		$2,134,940	$222,202	$1,912,738	$323,880	$188,894	$134,986
The weighted average useful life of our intangible assets at May 31, 2022 was 32.8 years. As described in Note 7, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets excluding those acquired from CGS at May 31, 2022 was 9.9 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment, nor a material change to the estimated remaining useful lives of our intangible assets, during fiscal years 2022 and 2021. The intangible assets have no assigned residual values.
Intangible asset amortization expense recorded during the three months ended May 31, 2022 and May 31, 2021 was $21.5 million and $8.2 million, respectively. For the nine months ended May 31, 2022 and May 31, 2021, intangible asset amortization expense was $40.6 million and $23.4 million, respectively.

As of May 31, 2022, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2022 (remaining three months)	$22,725
2023	87,328
2024	78,287
2025	71,340
2026	65,451
Thereafter	1,587,607
Total	$1,912,738
10. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision for Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2022	2021	2022	2021
Income before income taxes	$85,280	$114,276	$327,166	$349,174
Provision for income taxes	$10,370	$13,597	$34,671	$50,646
Effective tax rate	12.2%	11.9%	10.6%	14.5%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2022, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. The effective tax rate for the three and nine months ended May 31, 2022 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
For the three months ended May 31, 2022, the provision for income taxes was $10.4 million, compared with $13.6 million for the same period a year ago. The provision decreased mainly due to lower pretax income for the three months ended May 31, 2022, compared with the prior year period.
For the nine months ended May 31, 2022, the provision for income taxes was $34.7 million, compared with $50.6 million for the same period a year ago. The provision decreased mainly due to lower pretax income and $12.0 million in higher windfall tax benefits for the nine months ended May 31, 2022, compared with the prior year period.
11. LEASES
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
As of May 31, 2022, we recognized $176.9 million of Lease right-of-use assets, net and $257.8 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just under 14 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.
The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of May 31, 2022:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2022 (remaining three months)	$10,286
2023	40,638
2024	37,710
2025	35,638
2026	34,449
Thereafter	150,925
Total	$309,646
Less: Imputed interest	51,842
Present value	$257,804
The components of lease cost related to our operating leases were as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in millions)	2022	2021	2022	2021
Operating lease cost[1]	$9.8	$10.7	$30.5	$32.2
Variable lease cost[2]	$3.2	$2.6	$8.9	$10.3
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	May 31, 2022	August 31, 2021
Weighted average remaining lease term (in years)	8.7	9.4
Weighted average discount rate (IBR)	4.3%	4.3%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$32.9	$30.9
Lease ROU assets obtained in exchange for lease liabilities	$9.3	$5.5
Reductions to ROU assets resulting from reductions to lease liabilities[1]	$(11.7)	$—
1.Primarily related to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding Lease ROU asset.
During the three and nine months ended May 31, 2022, we incurred an impairment charge of $24.2 million and $31.5 million, respectively, related to our lease ROU assets associated with vacating certain leased office space. Refer to Note 5, Fair Value Measures for more information on the lease ROU assets impairment methodology.
12. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discount and debt issuance costs. Our total debt obligations as of May 31, 2022 and August 31, 2021 consisted of the following:

(in thousands)	Issuance Date	Maturity Date	May 31, 2022	August 31, 2021
2019 Credit Agreement
2019 Revolving Credit Facility	3/29/2019	3/29/2024	$—	$575,000

2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	875,000	—
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	—

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	—
2032 Notes	3/1/2022	3/1/2032	500,000	—

Total unamortized discounts and debt issuance costs			(19,858)	(465)

Total Long-term debt			$2,105,142	$574,535

As of May 31, 2022, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2022 (remaining three months)	$—
2023	—
2024	—
2025	875,000
2026	—
Thereafter	1,250,000
Total	$2,125,000
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement, as the borrower, with PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement"), which provided a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). We borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility. We were required to pay a commitment fee using a pricing grid based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeded the borrowed amount. All outstanding loan amounts were reported as Long-term debt within the Consolidated Balance Sheets.
Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and were amortized into Interest expense, net in the Consolidated Statements of Income ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contained covenants and requirements restricting certain of our activities, which were usual and customary for this type of loan. In addition, the 2019 Credit Agreement required that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement) below a specified level as of the end of each fiscal quarter. We were in compliance with all covenants and requirements within the 2019 Credit Agreement through the termination date of the 2019 Credit Agreement.
On March 1, 2022, we terminated the 2019 Credit Agreement and amortized the remaining related $0.4 million of capitalized debt issuance costs into Interest expense, net in the Consolidated Statements of Income.
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") which provides for a senior unsecured term loan credit facility in an aggregate principal amount of $1.0 billion (the “2022 Term Facility”) and a senior unsecured revolving credit facility in an aggregate principal amount of $500.0 million (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Credit Facilities”). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. We are required to pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid which was 0.125% as of May 31, 2022 and can fluctuate between 0.10% per annum and 0.25% per annum.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement and to pay related transaction fees, costs and expenses.

During the third quarter of 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. We defer costs we incur to issue debt, which are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability, and we amortize these costs to Interest expense, net in the Consolidated Statements of Income over the contractual term on a straight-line basis, which approximates the effective interest method.
Loans under the 2022 Term Facility are subject to scheduled amortization payments on the last day of each fiscal quarter, commencing with August 31, 2022 and ending on the last such day to occur prior to the maturity date. Each amortization payment is equal to 1.25% of the original principal amount of the 2022 Term Facility. Any remaining outstanding principal will be repaid in full on March 1, 2025, the maturity date of the 2022 Term Facility. The 2022 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. Prepayments of the 2022 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity. During the third quarter of fiscal 2022, we repaid $125.0 million under the 2022 Term Facility.
The 2022 Credit Agreement provides that loans denominated in U.S. dollars, at our option, will bear interest at either (i) one-month Term SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor), (ii) Daily Simple SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor) or (iii) an alternate base rate. Under the 2022 Credit Agreement, loans denominated in Pounds Sterling will bear interest at Daily Simple Sterling Overnight Index Average ("SONIA") (subject to a “zero” floor) and loans denominated in Euros will bear interest at Euro Interbank Offered Rate ("EURIBOR") (subject to a “zero” floor), in each case, plus an applicable interest rate margin. The interest rate margin will be based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
The outstanding borrowings under the 2022 Credit Facilities through the third quarter of fiscal 2022 bore interest at a rate equal to the applicable Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1%. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including limitations on indebtedness of non-guarantor subsidiaries, liens, sale and leaseback transactions, mergers and certain other fundamental changes and change in nature of business. The 2022 Credit Agreement contains a financial covenant requiring maintenance of a total leverage ratio, permitting netting up to $350.0 million of unrestricted cash and cash equivalents, no greater than (a) 4.00 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on May 31, 2022, (b) 3.75 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on August 31, 2023 and (c) 3.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on August 31, 2024, but if we consummate a material acquisition where the aggregate consideration payable is $200.0 million or more, we may, on no more than two occasions, increase the maximum total leverage ratio then applicable under the financial covenant by 0.50 to 1.00 with respect to the fiscal quarter in which such material acquisition is consummated and the subsequent four consecutive fiscal quarters.
The 2022 Credit Agreement provides that, in the event that we no longer have a senior unsecured non-credit enhanced long-term debt rating or a corporate rating from at least two of the rating agencies where such rating is Baa3, BBB- or BBB-, respectively, or higher, (i) our wholly-owned domestic subsidiaries will be required to guarantee the 2022 Credit Facilities, subject to customary exceptions, (ii) we will be subject to limitations on additional indebtedness, investments, dispositions, restricted payments and burdensome agreements, and (iii) we will be required to maintain an interest coverage ratio of no less than 3.00 to 1.00 for any period of four consecutive fiscal quarters.
Senior Notes
On March 1, 2022 we completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due March 1, 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of 3.450% Senior Notes due March 1, 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").

The Senior Notes were issued at an aggregate discount of $2.8 million, and during the third quarter of 2022 we incurred approximately $9.1 million in debt issuance costs related to the Senior Notes. We deferred the debt discounts and costs we incurred to issue debt, which are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the related debt liability, and we amortize these costs to Interest expense, net in the Consolidated Statements of Income over the contractual term leveraging the effective interest method.
The 2027 Notes and the 2032 Notes will mature on March 1, 2027 and March 1, 2032, respectively. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning September 1, 2022. The Senior Notes are unsecured unsubordinated obligations and will be effectively subordinated to any of our existing and future secured obligations to the extent of the value of the assets securing such obligations.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.
Swap Agreements
On March 5, 2020, we entered into the 2020 Swap Agreement to hedge a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995%. On March 1, 2022, we terminated the 2020 Swap Agreement and concurrently entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Refer to Note 6, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
Interest Expense
On March 1, 2022, the 2019 Revolving Credit Facility and 2020 Swap Agreement were both terminated and concurrently replaced with the 2022 Credit Facilities, Senior Notes and 2022 Swap Agreement.
For the three months ended May 31, 2022 and May 31, 2021, we recorded interest expense on our outstanding debt, including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreements, of $15.8 million and $2.0 million, respectively in Interest expense, net in the Consolidated Statements of Income. For the nine months ended May 31, 2022 and May 31, 2021, we recorded interest expense on our outstanding debt, including the related amortization of debt issuance costs and debt discounts, net of the effects of the interest rate swap agreement, of $19.6 million and $6.0 million, respectively in Interest expense, net in the Consolidated Statements of Income.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 1.75% and 1.38% as of May 31, 2022 and August 31, 2021, respectively. Refer to Note 6, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
13. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our purchase obligations consist of two primary arrangements, data content and hosting services. As of August 31, 2021, we had total purchase commitments with suppliers of $191.9 million. During the second quarter of fiscal 2022, we entered into a software subscription agreement with total purchase commitments of approximately $10 million with a contract term of three years. During the third quarter of fiscal 2022, we entered into a cloud hosting contract with total purchase commitments of approximately $275.0 million with a contract term of six years. This cloud hosting contract replaced a previous contract which was included in the total purchase commitments as of August 31, 2021, with a minimum purchase commitment of $125.0 million.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt for further information.

Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of May 31, 2022, we had approximately $0.5 million of standby letters of credit outstanding. Refer to Note 12, Debt for more information on these covenants. No liabilities related to these arrangements are reflected in the Company's balance sheets.
Contingencies
Income Taxes
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 10, Income Taxes, for further details. We are currently under audit by tax authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our results of operations or our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Legal Matters
We accrue non-income tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated. Contingent gains are recognized only when realized. We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available as of May 31, 2022, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
Sales Tax Matters
On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice," cumulatively with the First Notice, the "Notices") additional sales taxes, interest and underpayment penalties from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. Based upon the Notices, it is the Commonwealth's intention to assess sales tax, interest and underpayment penalties on previously recorded sales transactions. We have filed an appeal to the Notices and intend to contest any such assessment, if assessed. We continue to cooperate with the Commonwealth's inquiry with respect to the Notices.
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
Due to the uncertainty surrounding the assessment process for both the Notices and Letter, we are unable to reasonably estimate the ultimate outcome of these matters and, as such, have not recorded a liability for any of these matters as of May 31, 2022. We believe that we will ultimately prevail if we are presented with a formal assessment for any of these matters; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
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

Concentrations of Credit Risk
Cash equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We are exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits. We have not experienced any losses from maintaining cash accounts in excess of such limits. We do not believe our concentration of cash and cash equivalents presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
Accounts Receivable
Our accounts receivable are subject to collection risk as they are unsecured and derived from revenues earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves on a quarterly basis. These losses have historically been within expectations. No single client represented more than 3% of our total revenues in any period presented. As of May 31, 2022, the receivable reserve was $3.4 million compared with $6.4 million as of August 31, 2021.
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
Concentrations of Other Risk
Data Content Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the nine months ended May 31, 2022.
14. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

	Nine Months Ended
	May 31,
(in thousands)	2022	2021
Balance, beginning of period	37,615	38,030
Common stock issued for employee stock plans	409	280
Repurchase of common stock from employees(1)	(7)	(7)
Repurchase of common stock under the share repurchase program(2)	(46)	(532)
Balance, end of period	37,971	37,771
(1)For the nine months ended May 31, 2022 and May 31, 2021, we repurchased 7,432 and 7,469 shares from employees, or $3.3 million and $2.4 million of common stock, respectively, primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Refer to Share Repurchase Program below for more information on the year over year change.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions.
Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
As such, for the three months ended May 31, 2022, we did not make any repurchases under our existing share repurchase program, compared to 178,100 shares repurchased for $57.6 million for the three months ended May 31, 2021. During the nine months ended May 31, 2022, we repurchased 46,200 shares for $18.6 million under our existing share repurchase program compared with 531,859 shares for $172.2 million in the same period a year ago.
As of May 31, 2022, a total of $181.3 million remained authorized for future share repurchases under this program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the nine months ended May 31, 2022, 18,384 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2022 (recorded net of 7,172 shares repurchased from employees at a cost of $3.1 million to cover their cost of taxes upon vesting of the restricted stock). During the nine months ended May 31, 2021, 18,995 shares of previously granted restricted stock vested and were included in common stock outstanding as of May 31, 2021 (recorded net of 7,151 shares repurchased from employees at a cost of $2.3 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends
Our Board of Directors declared dividends in the nine months ended May 31, 2022 and May 31, 2021 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	$31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	$33,795	June 16, 2022

Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	$29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	$30,972	June 17, 2021
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	May 31, 2022	August 31, 2021
Accumulated unrealized gains (losses) on cash flow hedges	$3,524	$(2,095)
Accumulated foreign currency translation adjustment losses	(80,658)	(36,867)
Total AOCL	$(77,134)	$(38,962)

15. EARNINGS PER SHARE
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator
Net income used for calculating basic and diluted income per share	$74,910	$100,679	$292,495	$298,528
Denominator
Weighted average common shares used in the calculation of basic income per share	37,934	37,806	37,716	37,910
Common stock equivalents associated with stock-based compensation plan	786	682	891	692
Shares used in the calculation of diluted income per share	38,720	38,488	38,607	38,602
Basic income per share	$1.97	$2.66	$7.76	$7.87
Diluted income per share	$1.93	$2.62	$7.58	$7.73
Dilutive potential common shares consist of stock options and unvested performance-based awards. There were 291,716 stock options excluded from the calculation of diluted EPS for the three and nine months ended May 31, 2022 as they were out-of-the-money and their inclusion would have been anti-dilutive. There were 8,810 stock options excluded from the calculation of diluted EPS for the three and nine months ended May 31, 2021 as they were out-of-the-money and their inclusion would have been anti-dilutive.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. For the three and nine months ended May 31, 2022, there were 95,359 performance-based awards excluded from the calculation of diluted EPS. For the three and nine months ended May 31, 2021, there were 71,275 performance-based awards excluded from the calculation of diluted EPS.
16. STOCK-BASED COMPENSATION
We recognized total stock-based compensation expense of $14.7 million and $11.0 million during the three months ended May 31, 2022 and May 31, 2021, respectively. During the nine months ended May 31, 2022 and May 31, 2021, we recognized total stock-based compensation expense of $40.6 million and $33.4 million, respectively. As of May 31, 2022, $121.1 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.1 years. There was no stock-based compensation capitalized as of May 31, 2022 and May 31, 2021.
Employee Stock Option Awards
During the nine months ended May 31, 2022, we granted 302,952 stock options under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP") with a weighted average exercise price of $434.64 to existing employees of FactSet, using the lattice-binomial option-pricing model. The majority of the stock options granted during the nine months ended May 31, 2022 are related to the annual employee grant on November 1, 2021 under the LTIP. The stock option awards granted on November 1, 2021 vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant. As of May 31, 2022, we had 4.7 million share-based awards available for grant under the LTIP.
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
Non-Employee Director Stock Option Grant
The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the "Director Plan") provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The expiration date of the Director Plan is December 19, 2027. The non-qualified stock options granted to directors vest 100% after three years on the anniversary date of the grant and expire seven years from the date the options were granted. As of May 31, 2022, we had 227,348 shares available for future grant under the Director Plan.
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
Employee Restricted Stock Units
During the nine months ended May 31, 2022, we granted 71,933 non-performance based restricted stock units ("RSUs") and 30,704 performance-based restricted stock units ("PSUs"; RSUs and PSUs, collectively, "Restricted Stock Awards") under the LTIP. The Restricted Stock Awards granted under the LTIP during the nine months ended May 31, 2022 had a weighted average grant date fair value of $418.16.
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
The majority of the Restricted Stock Awards granted during the nine months ended May 31, 2022 were related to the annual employee grant on November 1, 2021. With respect to the November 1, 2021 grant, RSUs granted vest 20% annually on the anniversary date of grant and are fully vested after five years and PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. Substantially all the other RSUs granted during the nine months ended May 31, 2022 vest one-third annually on the anniversary date of grant and are fully vested after three years.

Non-Employee Director Restricted Stock Units
The Director Plan provides for the grant of share-based awards, including RSUs, to non-employee directors of FactSet. On January 18, 2022, we granted 1,629 RSUs to our directors that vest 100% on the first anniversary of the grant date. The RSUs granted under the Director Plan during the nine months ended May 31, 2022 had a weighted average grant date fair value of $425.49.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP") in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation, and there is a $25,000 contribution limit per employee during an offering period. Shares purchased through the ESPP cannot be sold or otherwise transferred for 18 months after purchase. Dividends paid on shares held in the ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
During the three months ended May 31, 2022, employees purchased 9,904 shares through the ESPP at a weighted average price of $328.85 compared with 10,621 shares at a weighted average price of $267.02 for the three months ended May 31, 2021. During the nine months ended May 31, 2022, employees purchased 27,321 shares through the ESPP at a weighted average price of $336.22 compared with 29,418 shares at a weighted average price of $271.94 for the nine months ended May 31, 2021. Stock-based compensation expense related to the ESPP was $0.6 million for the three months ended May 31, 2022 and $0.5 million for the three months ended May 31, 2021. Stock-based compensation expense related to the ESPP was $1.7 million for the nine months ended May 31, 2022 and $1.5 million for the nine months ended May 31, 2021. As of May 31, 2022 the ESPP had 111,635 shares reserved for future issuance.
17. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expenses, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. At FactSet, our Chief Executive Officer functions as our CODM.
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

The following tables reflect the results of operations of our segments as of May 31, 2022 and May 31, 2021:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2022
Revenues	$309,740	$128,326	$50,685	$488,751
Operating income(1)	$11,212	$53,228	$32,814	$97,254
Capital expenditures	$12,362	$466	$2,576	$15,404

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2021
Revenues	$253,786	$106,833	$38,939	$399,558
Operating income	$51,800	$41,468	$24,434	$117,702
Capital expenditures	$8,636	$757	$9,263	$18,656

(in thousands)
For the nine months ended May 31, 2022	Americas	EMEA	Asia Pacific	Total
Revenues	$850,312	$357,920	$136,363	$1,344,595
Operating income(1)	$115,613	$139,826	$87,824	$343,263
Capital expenditures	$29,911	$828	$5,211	$35,950

(in thousands)
For the nine months ended May 31, 2021	Americas	EMEA	Asia Pacific	Total
Revenues	$746,112	$318,103	$115,336	$1,179,551
Operating income	$161,789	$122,392	$70,684	$354,865
Capital expenditures	$26,415	$1,390	$19,609	$47,414
(1)Includes an impairment charge related to our lease ROU assets and PPE associated with vacating certain leased office space. For the three months ended May 31, 2022, the impairment charge was $44.4 million in the Americas, $4.1 million in EMEA and $0.3 million in Asia Pacific. For the nine months ended May 31, 2022, the impairment charge was $57.7 million in the Americas, $4.2 million in EMEA and $0.3 million in Asia Pacific.
The following table reflects the total assets for our segments:

Segment Assets (in thousands)	May 31, 2022	August 31, 2021
Americas	$3,246,871	$1,144,693
EMEA	580,070	842,652
Asia Pacific	241,623	237,595
Total assets	$4,068,564	$2,224,940

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
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology that global financial professionals need to power their critical investment workflows. Approximately 174,000 investment professionals including asset managers, asset owners, bankers, wealth managers, corporate users, private equity and venture capital professionals, and others use our personalized solutions to identify opportunities, explore ideas, and gain a competitive advantage. Our solutions span investment research, portfolio construction and analysis, trade execution, performance measurement, risk management, and reporting across the investment lifecycle.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as offering them the capabilities to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, such as a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). We are a central figure within the global securities marketplace and a foundation for security master files relied on by critical front, middle and back-office functions around the world through CUSIP Global Services ("CGS"). Our revenues are primarily derived from subscriptions to our products and services such as workstations, portfolio analytics, and market data.
We advance our industry by comprehensively understanding our clients’ workflows, solving their most complex challenges, and helping them achieve their goals. By providing them with the leading open content and analytics platform, an expansive universe of connected data they can trust, next-generation workflow support designed to help them grow and see their next best action, and the industry’s most committed service specialists, we put our clients in a position to outperform.
We are focused on growing our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 17, Segment Information for further discussion. Within each of our segments, we deliver insight and information through our three workflows: Research & Advisory Solutions; Analytics & Trading Solutions; and Content & Technology Solutions ("CTS").

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
Fiscal 2022 Third Quarter in Review
Revenues in the third quarter of fiscal 2022 were $488.8 million, an increase of 22.3% from the prior year period. Revenues increased across each of our geographic segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenues in all our workflow solutions, mainly in CTS, followed by Research & Advisory and Analytics & Trading. Organic revenues contributed 10.5% of the growth during the third quarter of fiscal 2022, compared with the prior year period.
Organic revenues exclude revenue related to acquisitions and dispositions completed in the last 12 months, the amortization of deferred revenues' fair value adjustments from purchase accounting related to acquisitions prior to fiscal 2022, and the impacts of foreign currency movements on the current year period. Acquisitions during fiscal 2022 and all future acquisitions will be accounted for in accordance with our adoption of ASU 2021-08 and will not include a fair value adjustment. Refer to Note 3,

Recent Accounting Pronouncements for more information on ASU 2021-08. Refer to Non-GAAP Financial Measures in Part I, Item 2 of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of May 31, 2022, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.77 billion, an increase of 10.1% over May 31, 2021. Organic ASV increased across all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific, supported by increases in our workflow solutions, mainly Research & Advisory, followed by Analytics & Trading and CTS. Refer to Annual Subscription Value in Part I, Item 2 of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income decreased 17.4% and diluted earnings per share ("EPS") decreased 26.3% for the three months ended May 31, 2022 compared with the prior year period. Operating margin decreased to 19.9% during the three months ended May 31, 2022 compared with 29.5% in the prior year period. This decrease in operating margin on a year-over-year basis was primarily due to impairment charges related to vacating certain leased office space, higher professional fees driven by costs incurred in connection with the acquisition of CGS, higher amortization of intangibles related to amortization of acquired intangibles and higher royalty fees related to certain contracts acquired as part of the acquisition of CGS, partially offset by growth in revenues and lower costs related to employee compensation, when expressed as a percentage of revenue.
CUSIP Global Services Acquisition
On December 24, 2021, we entered into a definitive agreement to acquire CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association, for $1.932 billion in cash, inclusive of preliminary working capital adjustments. The acquisition was completed on March 1, 2022. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States. We anticipate that the CGS acquisition will significantly expand our critical role in the global capital markets. Revenue from CGS will be recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS will function as part of CTS.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 7, Acquisitions and Note 11, Debt for more information on these defined terms as well as our acquisition of CGS, the Senior Notes and the 2022 Credit Facilities.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, and it has since extensively impacted the global health and economic environment, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three months ended May 31, 2022.
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely and implemented global travel restrictions for our employees. Since that time, we have re-opened many of our offices globally with a focus on safety, while acting consistently with applicable local regulations. We anticipate that the ability to open offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of COVID-19 variants. Our offices will not re-open fully until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied.
As of May 31, 2022, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. We continue to work closely with our clients to provide consistent access to our products and services and have remained flexible to achieve client priorities.
Based on our success working in a remote environment during the COVID-19 pandemic, we have implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, have the opportunity to choose between different work arrangements. These include working in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.
Our revenues, earnings, and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, the COVID-19 pandemic has not had a material negative impact on our revenues, earnings or ASV. As we continue to work in remote and hybrid environments, reductions in discretionary spending, particularly travel and entertainment, have more than offset any related increased expenses. Given our transition to our new work standard, we anticipate that many of these expense reductions will continue going forward, including incurring less travel and entertainment spending than we did pre-pandemic. We also reassessed our real estate footprint in light of these new work arrangements and have exited office space that we believe will no longer be necessary. For the nine months ended May 31, 2022, we recognized $62.2 million in impairment charges related to vacating certain leased office space to resize our real estate footprint for the hybrid work environment. While we will continue to evaluate our real estate needs, we expect that this initiative is largely complete, and we do not currently anticipate additional similarly-sized real estate impairment charges as part of the reduction of our real estate footprint.
Refer to Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the Russian invasion of Ukraine continues to evolve, we are closely monitoring the current and potential impact on our business, our people, and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. On March 18, 2022, we announced that we are discontinuing all commercial operations and delivery of products and services to clients inside Russia. In addition, we have identified all active vendors in Russia and have terminated our contracts with them. We have suspended all new business, trials, and prospecting activities in Russia. Total revenues associated with clients in Russia are not material to our consolidated financial results, and we anticipate termination of Russian vendors will not have a material impact on our business or client relationships. We have no offices in Russia or Ukraine, and none of our employees or contractors has been directly impacted by the crisis. We are monitoring the regional and global ramifications of the unfolding events in the area, are in close contact with our office in Latvia, and are reviewing our business continuity plans to ensure that we are prepared in the event this office is impacted. Our cybersecurity teams are on high alert and ready to respond in the event of an attempted systems compromise.
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
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of May 31, 2022. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of May 31, 2022
As reported ASV plus Professional Services(1)	$1,939.9
Currency impact(2)	5.6
Acquisition ASV(3)	(170.5)
Organic ASV plus Professional Services	$1,775.0
Organic ASV plus Professional Services growth rate	10.1%
(1)Includes $24.4 million in Professional Services as of May 31, 2022.
(2)The impact from foreign currency movements.

(3)Acquired ASV from acquisitions completed within the last 12 months.

As of May 31, 2022, Organic ASV plus Professional Services was $1.77 billion, an increase of 10.1% compared with May 31, 2021. The increase in year-over-year Organic ASV was largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations.

Organic ASV increased across all our geographic segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily Research & Advisory, followed by Analytics & Trading and CTS. Sales increased in Research & Advisory mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from demand for our portfolio analytics solutions and performance and reporting products. CTS sales increased primarily due to purchases of company financial data, such as fundamentals, estimates and ownership, along with data management solutions to empower data connectivity.
Segment ASV
As of May 31, 2022, ASV from the Americas represented 64% of total ASV and was $1,220.4 million, an increase from $993.4 million as of May 31, 2021. Americas Organic ASV increased to $1,093.4 million as of May 31, 2022, a 10.1% increase compared with May 31, 2021.
As of May 31, 2022, ASV from EMEA represented 26% of total ASV and was $503.1 million, an increase from $436.4 million as of May 31, 2021. EMEA Organic ASV increased to $471.0 million as of May 31, 2022, a 8.3% increase compared with May 31, 2021.
As of May 31, 2022, ASV from Asia Pacific represented 10% of total ASV and was $192.0 million, an increase from $163.4 million as of May 31, 2021. Asia Pacific Organic ASV increased to $186.1 million as of May 31, 2022, a 14.3% increase compared with May 31, 2021.
The increase in Organic ASV across all our segments was largely attributed to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Organic ASV increased in the Americas primarily due to higher sales in Research & Advisory, followed by Analytics & Trading. EMEA Organic ASV increased due to higher sales in Research & Advisory, followed by CTS and Analytics & Trading. The increase in Asia Pacific Organic ASV was driven by higher sales in Research & Advisory, followed by Analytics & Trading and CTS.
Buy-side and Sell-side Organic ASV Growth
Buy-side and sell-side Organic ASV growth rates at May 31, 2022, compared with May 31, 2021, were 9.6% and 12.9%, respectively. Buy-side clients account for approximately 84% of our Organic ASV, consistent with the prior year period, primarily including asset managers, wealth managers, asset owners, channel partners, hedge funds, and corporate firms. The remainder of our Organic ASV is derived from sell-side firms, primarily including broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of May 31, 2022	As of May 31, 2021	Change
Clients(1)	7,319	6,172	18.6%
Users	173,698	155,004	12.1%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,319 as of May 31, 2022, a net increase of 18.6%, or 1,147 clients, in the last 12 months, mainly due to an increase in corporate, wealth management and private equity and venture capital clients. This increase is due to our continued focus on our on- and off-platform workflow-focused solutions, connected content and client-focused services.
As of May 31, 2022, there were 173,698 professionals using FactSet, representing a net increase of 12.1%, or 18,694 users, in the last 12 months, driven primarily by an increase in banking clients from the sell-side, followed by an increase in wealth management clients, asset managers and corporate clients from the buy-side. The increase in users was mainly due to increased new hiring at our banking clients and the addition of new clients.

Annual client retention was greater than 95% of ASV for the period ended May 31, 2022, consistent with the prior year period. When expressed as a percentage of clients, annual retention was approximately 92% for the period ended May 31, 2022, an improvement from approximately 91% for the period ended May 31, 2021.
Employee Headcount
As of May 31, 2022, our employee headcount was 10,691, a decrease of 0.2% compared with 10,713 employees as of May 31, 2021. This reduction in headcount was primarily due to a decrease of 6.2% in the Americas and a decrease of 0.1% in EMEA, partially offset by an increase of 1.9% in Asia Pacific. At May 31, 2022, 7,056 employees were located in Asia Pacific, 2,287 in the Americas, and 1,348 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2022 and May 31, 2021, the following discussion should be read in conjunction with the Consolidated Financial Statements and related notes presented in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands, except per share data)	2022	2021		2022	2021
Revenues	$488,751	$399,558	22.3%	$1,344,595	$1,179,551	14.0%
Cost of services	$222,618	$205,257	8.5%	$629,162	$588,868	6.8%
Selling, general and administrative	$119,881	$76,599	56.5%	$309,185	$235,818	31.1%
Long-lived asset impairments	$48,998	$—	N/M	$62,985	$—	N/M
Operating income	$97,254	$117,702	(17.4)%	$343,263	$354,865	(3.3)%
Net income	$74,910	$100,679	(25.6)%	$292,495	$298,528	(2.0)%
Diluted earnings per common share	$1.93	$2.62	(26.3)%	$7.58	$7.73	(1.9)%
Diluted weighted average common shares	38,720	38,488		38,607	38,602
Revenues
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Revenues for the three months ended May 31, 2022 were $488.8 million, an increase of 22.3%. The increase in revenues was largely attributable to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading, compared with the prior year. Organic revenues increased to $441.7 million for the three months ended May 31, 2022, a 10.5% increase over the prior year period.
The growth in revenues of 22.3% was composed of growth in organic revenues of 10.5% and a 12.3% increase primarily related to acquisition-related revenues, partially offset by a 0.5% decrease from foreign currency exchange rate fluctuations.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Revenues for the nine months ended May 31, 2022 was $1,344.6 million, an increase of 14.0%. The increase in revenues was largely attributable to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all of our workflow solutions, primarily in CTS and Research & Advisory, followed by Analytics & Trading, compared with the prior year. Organic revenues increased to $1,295.6 million for the nine months ended May 31, 2022, a 9.8% increase over the prior year period.
The growth in revenues of 14.0% was reflective of organic revenue growth of 9.8% and a 4.5% increase primarily related to acquisition-related revenue, partially offset by a 0.3% decrease from foreign currency exchange rate fluctuations.

Revenues by Segment

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands)	2022	2021		2022	2021
Americas	$309,740	$253,786	22.0%	$850,312	$746,112	14.0%
% of revenues	63.4%	63.5%		63.2%	63.3%
EMEA	$128,326	$106,833	20.1%	$357,920	$318,103	12.5%
% of revenues	26.3%	26.7%		26.6%	26.9%
Asia Pacific	$50,685	$38,939	30.2%	$136,363	$115,336	18.2%
% of revenues	10.3%	9.8%		10.2%	9.8%

Consolidated	$488,751	$399,558	22.3%	$1,344,595	$1,179,551	14.0%
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Americas
Revenues from our Americas segment increased 22.0% to $309.7 million during the three months ended May 31, 2022, compared with $253.8 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Research & Advisory and CTS, followed by Analytics & Trading. The growth in revenues of 22.0% was reflective of increased organic revenues of 7.4% and a 14.6% increase primarily due to the impact of acquisition-related revenues.

EMEA
Revenues from our EMEA segment increased 20.1% to $128.3 million during the three months ended May 31, 2022, compared with $106.8 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The growth in revenues of 20.1% was reflective of increased organic revenues of 13.2% and an 8.2% increase primarily due to the impact of acquisition-related revenues, partially offset by a 1.3% decrease related to foreign currency exchange rate fluctuations.
Asia Pacific
Revenues from our Asia Pacific segment increased 30.2% to $50.7 million during the three months ended May 31, 2022, compared with $38.9 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The growth in revenues of 30.2% was reflective of increased organic revenues of 23.6% and an 8.9% increase due to the impact of acquisition-related revenues, partially offset by a 2.3% decrease related to foreign currency exchange rate fluctuations.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Americas
Revenues from our Americas segment increased 14.0% to $850.3 million during the nine months ended May 31, 2022, compared with $746.1 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS and Research & Advisory, followed by Analytics & Trading. The growth in revenues of 14.0% was due to organic revenue growth of 8.4% and a 5.6% increase primarily due to the impact of acquisition-related revenue.
EMEA
Revenues from our EMEA segment increased 12.5% to $357.9 million during the nine months ended May 31, 2022, compared with $318.1 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The growth in revenues of 12.5% was driven by organic revenue growth of 10.5% and a 2.7% increase primarily due to the impact of acquisition-related revenue, partially offset by an 0.7% decrease from foreign currency exchange rate fluctuations.

Asia Pacific
Revenues from our Asia Pacific segment increased 18.2% to $136.4 million during the nine months ended May 31, 2022, compared with $115.3 million from the same period a year ago. The increased revenues were driven by higher sales across all of our workflow solutions, primarily in CTS, followed by Analytics & Trading and Research & Advisory. The growth in revenues of 18.2% was due mainly to organic revenues growth of 17.0% and a 3.0% increase from acquisition-related revenue, partially offset by a 1.8% decrease from foreign currency exchange rate fluctuations.

Revenues by Workflow Solution
Three months ended May 31, 2022 compared with three months ended May 31, 2021
The growth in revenues of 22.3% for the three months ended May 31, 2022, compared with the same period a year ago, was due to revenue growth across each of our segments supported by increased revenues from our workflow solutions, primarily from CTS, followed by Research & Advisory and Analytics & Trading. The increase in CTS revenues was driven mainly by sales of company financial data, such as fundamentals, estimates and ownership, and the inclusion of CUSIP related data licensing and issuance revenues. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our portfolio analytics solutions.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
The growth in revenues of 14.0% for the nine months ended May 31, 2022, compared with the same period a year ago, was due to revenue growth across our segments supported by increased revenues from our workflow solutions, primarily from CTS and Research & Advisory, followed by Analytics & Trading. The increase in CTS revenues was driven mainly by increased purchases of company financial data, such as fundamentals, estimates and ownership, and the inclusion of CUSIP related data licensing and issuance revenues. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in Analytics & Trading revenues was mainly due to increased sales of our performance and reporting products and portfolio analytics solutions.
Operating Expenses

	Three Months Ended			Nine Months Ended
	May 31,			May 31,		% Change
(in thousands)	2022	2021	% Change	2022	2021
Cost of services	$222,618	$205,257	8.5%	$629,162	$588,868	6.8%
Selling, general and administrative	119,881	76,599	56.5%	309,185	235,818	31.1%
Long-lived asset impairments	48,998	—	N/M	62,985	—	N/M
Total operating expenses	$391,497	$281,856	38.9%	$1,001,332	$824,686	21.4%

Operating income	$97,254	$117,702	(17.4)%	$343,263	$354,865	(3.3)%
Operating margin	19.9%	29.5%		25.5%	30.1%
Cost of Services
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Cost of services increased 8.5% to $222.6 million for the three months ended May 31, 2022, compared with $205.3 million in the same period a year ago, primarily due to an increase in amortization of intangible assets and royalty fees, partially offset by a decrease in employee compensation expense.
Cost of services, when expressed as a percentage of revenues, was 45.5% for the three months ended May 31, 2022, a decrease of 580 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation expense, partially offset by an increase in amortization of intangible assets and royalty fees. Employee compensation expense decreased 740 basis points, due primarily to a shift in headcount distribution from higher to lower cost locations and a net reduction in cost of services employee headcount of 138, partially offset by higher base salaries. Amortization of intangible assets increased 230 basis points mainly due to increased amortization related to acquired intangible assets. Royalty fees increased cost of services by 170 basis points due to contracts acquired in connection with the acquisition of CGS.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
For the nine months ended May 31, 2022, cost of services increased 6.8% to $629.2 million compared with $588.9 million in the same period a year ago, primarily due to an increase in amortization of intangible assets, computer-related expenses, royalty fees, employee compensation expense and data costs.

Cost of services, when expressed as a percentage of revenues, was 46.8% for the nine months ended May 31, 2022, a decrease of 310 basis points compared with the same period a year ago. This decrease was primarily driven by lower employee compensation expense and data costs, partially offset by higher amortization of intangible assets and royalty fees as a percentage of revenue. Employee compensation expense decreased 390 basis points, primarily due to a shift in headcount distribution from higher to lower cost locations and a net reduction in cost of services employee headcount of 138, partially offset by higher annual base salaries, a one-time restructuring charge to drive organizational realignment and a decrease in capitalization of compensation costs related to development of our internal-use software projects. Data costs decreased 50 basis points, primarily due to revenue growth outpacing the cost of content, partially offset by a non-recurring charge for certain data content. Amortization of intangible assets increased 100 basis points, mainly due to higher amortization related to acquired intangibles and increased amortization from capitalized internal-use software. Royalty fees increased cost of services 60 basis points due to contracts acquired in connection with the acquisition of CGS.
Selling, General and Administrative
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Selling, general and administrative ("SG&A") expenses increased 56.5% to $119.9 million for the three months ended May 31, 2022, compared with $76.6 million for the same period a year ago, primarily due to higher employee compensation expense and professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 24.5% for the three months ended May 31, 2022, an increase of 540 basis points over the prior year period. This increase was primarily due to higher professional fees and employee compensation expense as a percentage of revenue. Professional fees increased 270 basis points, primarily driven by costs incurred in connection with the acquisition of CGS. Employee compensation expense increased 140 basis points, primarily due to increased variable compensation, a net increase in SG&A employee headcount of 116, increased stock-based compensation expense and higher annual base salaries.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
For the nine months ended May 31, 2022, SG&A expenses increased 31.1% to $309.2 million, compared with $235.8 million for the same period a year ago, primarily due to higher employee compensation expense and professional fees.

SG&A expenses, expressed as a percentage of revenues, were 23.0% for the nine months ended May 31, 2022, an increase of 300 basis points over the prior year period. This increase was primarily driven by higher professional fees and employee compensation expense as a percentage of revenue. Professional fees increased 130 basis points, primarily driven by costs incurred in connection with the acquisition of CGS. Employee compensation expense increased 100 basis points, primarily due to increased variable compensation, a net increase in SG&A employee headcount of 116, higher annual base salaries and higher stock-based compensation expense.
Long-Lived Asset Impairments
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Long-lived asset impairments were $49.0 million, or 10.0% when expressed as a percentage of revenues, for the three months ended May 31, 2022. The impairment charges related primarily to lease ROU assets and Property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space. We fully impaired the lease ROU assets for locations we vacated with no intention to sublease. We recognized an impairment for locations we intend to sublease when the estimated fair value of the lease ROU asset was less than its carrying value. Substantially all the PPE associated with the vacated lease office space was fully impaired as there are no expected future cash flows related to these items. Impairment charges related to our lease ROU assets and PPE were $24.2 million and $24.6 million, respectively, for the three months ended May 31, 2022.

Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Long-lived asset impairments were $63.0 million, or 4.7% when expressed as a percentage of revenues, for the nine months ended May 31, 2022. The impairment charges related primarily to lease ROU assets and PPE associated with vacating certain leased office space. We fully impaired the lease ROU assets for locations we vacated with no intention to sublease. We recognized an impairment for locations we intend to sublease when the estimated fair value of the lease ROU asset was less than its carrying value. Substantially all the PPE associated with the vacated lease office space was fully impaired as there are no expected future cash flows related to these items. Impairment charges related to our lease ROU assets and PPE were $31.5 million and $30.7 million, respectively, for the nine months ended May 31, 2022.
Operating Income and Operating Margin
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Operating income decreased 17.4% to $97.3 million for the three months ended May 31, 2022, compared with $117.7 million in the prior year. Operating income decreased primarily due to impairment of long-lived assets, higher professional fees, higher amortization of intangible assets, higher employee compensation expense and higher royalty fees, partially offset by growth in revenues of 22.3%. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.3 million.
Operating margin decreased to 19.9% during the three months ended May 31, 2022, compared with 29.5% in the prior year period. Operating margin decreased mainly due to the impairment of long-lived assets, professional fees, amortization of intangible assets and royalty fees, partially offset by growth in revenues and lower employee compensation expense.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Operating income decreased 3.3% to $343.3 million for the nine months ended May 31, 2022 compared with $354.9 million in the prior year period. Operating income decreased primarily due to impairment of long-lived assets, higher employee compensation expense, professional fees, amortization of intangible assets, computer-related expenses, royalty fees and data costs, partially offset by growth in revenues of 14.0%. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $6.7 million.
Operating margin decreased to 25.5% for the nine months ended May 31, 2022, compared with 30.1% in the prior year period. Operating margin decreased primarily due to impairment of long-lived assets, higher professional fees, amortization of intangible assets and royalty fees, partially offset by growth in revenues and lower employee compensation expense and data costs.
Operating Income by Segment
Our internal financial reporting structure is based on three reportable segments: the Americas; EMEA; and Asia Pacific. Refer to Note 17, Segment Information for further discussion regarding our segments.

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands)	2022	2021		2022	2021
Americas	$11,212	$51,800	(78.4)%	$115,613	$161,789	(28.5)%
EMEA	53,228	41,468	28.4%	139,826	122,392	14.2%
Asia Pacific	32,814	24,434	34.3%	87,824	70,684	24.2%
Total Operating Income	$97,254	$117,702	(17.4)%	$343,263	$354,865	(3.3)%
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Americas
Americas operating income decreased 78.4% to $11.2 million during the three months ended May 31, 2022, compared with $51.8 million in the same period a year ago. This decrease in operating income was due to an impairment of long-lived assets, higher amortization of intangible assets, professional fees, employee compensation expense and royalty fees, partially offset by growth in revenues of 22.0%. The impairment charges related mainly to lease ROU assets and PPE associated with vacating certain leased office space. Amortization of intangible assets increased primarily due to increased amortization related to acquired intangibles. Professional fees increased primarily due to costs incurred in connection with the acquisition of CGS. Employee compensation expense increased mainly due to increased variable compensation, higher stock compensation expense and higher annual base salaries, partially offset by a net decrease in employee headcount of 152. Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
EMEA
EMEA operating income increased 28.4% to $53.2 million during the three months ended May 31, 2022, compared with $41.5 million recognized during the same period a year ago. The increase in EMEA operating income was due to growth in revenues of 20.1% as well as lower bad debt expense and employee compensation expense, partially offset by an impairment of long-lived assets. Employee compensation expense decreased mainly due to lower annual base salaries primarily driven by foreign currency exchange rate fluctuations and restructuring charges. The impairment charges related mainly to our lease ROU assets and PPE associated with vacating certain leased office space.
Asia Pacific
Asia Pacific operating income increased 34.3% to $32.8 million during the three months ended May 31, 2022, compared with $24.4 million in the same period a year ago. This increase in operating income was mainly due to growth in revenues of 30.2%, partially offset by higher employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries, inclusive of a net increase in employee headcount of 132.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Americas
Americas operating income decreased 28.5% to $115.6 million during the nine months ended May 31, 2022, compared with $161.8 million in the same period a year ago. This decrease in operating income was due to an impairment of long-lived assets, higher employee compensation expense, professional fees, amortization of intangible assets, computer related expenses and royalty fees, partially offset by growth in revenues of 14.0%. The impairment charges related mainly to our lease ROU assets and PPE associated with vacating certain leased office space. Employee compensation expense increased primarily due to increased variable compensation, higher stock compensation expense, the impact of a one-time restructuring charge to drive organizational realignment, and a decrease in capitalization of compensation costs related to development of our internal-use software projects, partially offset by a decrease in annual base salary driven by a net decrease in employee headcount of 152. Professional fees increased primarily due to costs incurred in connection with the acquisition of CGS. Amortization of intangible assets increased primarily due to increased amortization related to acquired intangibles, as well as continued investment in capitalized internal-use software, with more assets placed in service. Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services and licensed software arrangements. Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
EMEA
EMEA operating income increased 14.2% to $139.8 million during the nine months ended May 31, 2022, compared with $122.4 million in the same period a year ago. The increase in EMEA operating income was primarily due to growth in revenues of 12.5%, a decrease in bad debt expense and amortization of intangible assets, partially offset by an impairment of long-lived assets, higher employee compensation expense and data costs. Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during the third quarter of fiscal 2022. The impairment charges related mainly to our lease ROU assets and PPE associated with vacating certain leased office space. Employee compensation expense increased mainly due to the impact of a one-time restructuring charge to drive organizational realignment. Data costs increased primarily due to a non-recurring charge for certain data content.
Asia Pacific
Asia Pacific operating income increased 24.2% to $87.8 million during the nine months ended May 31, 2022, compared with $70.7 million in the same period a year ago. The increase in Asia Pacific operating income was mainly due to growth in revenues of 18.2%, partially offset by an increase in employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries, inclusive of a net increase in employee headcount of 132, and increased variable compensation.

Income Taxes, Net Income and Diluted Earnings per Share
Income Taxes
The provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2022	2021	2022	2021
Income before income taxes	$85,280	$114,276	$327,166	$349,174
Provision for income taxes	$10,370	$13,597	$34,671	$50,646
Effective tax rate	12.2%	11.9%	10.6%	14.5%

Our effective tax rate is lower than the applicable U.S. corporate income tax rate for the three and nine months ended May 31, 2022, driven mainly by research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction. Our effective tax rate for the three and nine months ended May 31, 2022 is further reduced by windfall tax benefits associated with the employee exercise of stock options.
Three months ended May 31, 2022 compared with three months ended May 31, 2021
For the three months ended May 31, 2022, the provision for income taxes was $10.4 million, compared with $13.6 million for the same period a year ago. The provision decreased mainly due to lower pretax income for the three months ended May 31, 2022, compared with the prior year period.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
For the nine months ended May 31, 2022, the provision for income taxes was $34.7 million, compared with $50.6 million for the same period a year ago. The provision decreased mainly due to lower pretax income and $12.0 million in higher windfall tax benefit from stock-based compensation for the nine months ended May 31, 2022, compared with the prior year period.
Net Income and Diluted Earnings per Share

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands, except for per share data)	2022	2021		2022	2021
Net income	$74,910	$100,679	(25.6)%	$292,495	$298,528	(2.0)%
Diluted earnings per common share	$1.93	$2.62	(26.3)%	$7.58	$7.73	(1.9)%
Diluted weighted average common shares	38,720	38,488	0.6%	38,607	38,602	—%
Three months ended May 31, 2022 compared with three months ended May 31, 2021
Net income decreased 25.6% to $74.9 million and diluted earnings per share ("EPS") decreased 26.3% to $1.93 for the three months ended May 31, 2022, compared with the same period a year ago. Net income and diluted EPS decreased primarily due to lower operating income mainly due to impairment charges related to vacating certain leased office space and higher interest expense related to our debt refinancing, partially offset by a reduction in the provision for income taxes. EPS also decreased due to an increase in our diluted weighted average shares outstanding compared to the same period a year ago.
Nine months ended May 31, 2022 compared with nine months ended May 31, 2021
Net income decreased 2.0% to $292.5 million and diluted EPS decreased 1.9% to $7.58 for the nine months ended May 31, 2022, compared with the same period a year ago. Net income and diluted EPS decreased primarily due to lower operating income mainly due to impairment charges related to vacating certain leased office space and higher interest expense related to our debt refinancing, partially offset by a reduction in the provision for income taxes.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended
	May 31,		% Change
(In thousands)	2022	2021
Revenues	$488,751	$399,558	22.3%
Deferred revenues fair value adjustment(1)	1	181
Adjusted revenues	488,752	399,739	22.3%
Acquired revenues(2)	(49,385)	—
Currency impact(3)	2,326	—
Organic revenues	$441,693	$399,739	10.5%
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

	Three Months Ended
	May 31,
(In thousands, except per share data)	2022	2021	% Change
Operating income	$97,254	$117,702	(17.4)%
Deferred revenues fair value adjustment	1	181
Intangible asset amortization	18,548	5,741
Real estate charges(4)	48,797	—
Business acquisition costs	12,408	—
Restructuring / severance	1,079	—
Transformation costs (1)	979	2,841
Adjusted operating income	$179,066	$126,465	41.6%
Operating margin	19.9%	29.5%
Adjusted operating margin(2)	36.6%	31.6%

Net income	$74,910	$100,679	(25.6)%
Deferred revenues fair value adjustment	1	150
Intangible asset amortization	16,184	4,746
Real estate charges(4)	42,577	—
Business acquisition costs	10,827	—
Restructuring / severance	941	—
Transformation costs(1)	854	2,349
Income tax items	(500)	(3,114)
Adjusted net income(3)	$145,794	$104,810	39.1%

Net income	$74,910	$100,679
Interest expense, net	12,051	1,839
Income taxes	10,370	13,597
Depreciation and amortization expense	27,349	17,223
EBITDA	$124,680	$133,338	(6.5)%
Real estate charges(4)	48,797	—
Adjusted EBITDA	$173,477	$133,338	30.1%

Diluted earnings per common share	$1.93	$2.62	(26.3)%
Deferred revenues fair value adjustment	0.00	0.00
Intangible asset amortization	0.42	0.12
Real estate charges(4)	1.10	—
Business acquisition costs	0.28	—
Restructuring / severance	0.02	—
Transformation costs(1)	0.02	0.06
Income tax items	(0.01)	(0.08)
Adjusted diluted earnings per common share(3)	$3.76	$2.72	38.2%
Weighted average common shares (Diluted)	38,720	38,488
(1)Costs primarily related to professional fees associated with the ongoing multi-year investment plan.

(2)Adjusted operating margin is calculated as Adjusted operating income divided by Adjusted revenues as shown in the revenues reconciliation table above.
(3)For purposes of calculating Adjusted net income and Adjusted diluted earnings per share, Intangible asset amortization, Deferred revenues fair value adjustments and other items were taxed at the quarterly effective tax rates of 12.7% for fiscal 2022 and 17.3% for fiscal 2021.
(4)Costs related to impairment charges of our lease ROU assets and PPE associated with vacating certain leased office space.
Liquidity and Capital Resources
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our long-term debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund our capital expenditures, investments, acquisitions, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future.
Sources of Liquidity
Long-Term Debt
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") which provides for a senior unsecured term loan credit facility in an aggregate principal amount of $1.0 billion (the “2022 Term Facility”) and a senior unsecured revolving credit facility in an aggregate principal amount of $500.0 million (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Credit Facilities”). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. We are required to pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid which was 0.125% as of May 31, 2022 and can fluctuate between 0.10% per annum and 0.25% per annum.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement and to pay related transaction fees, costs and expenses.
During the third quarter of 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. We defer costs we incur to issue debt, which are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability, and we amortize these costs to Interest expense, net in the Consolidated Statements of Income over the contractual term on a straight-line basis, which approximates the effective interest method.
Loans under the 2022 Term Facility are subject to scheduled amortization payments on the last day of each fiscal quarter, commencing with August 31, 2022 and ending on the last such day to occur prior to the maturity date. Each amortization payment is equal to 1.25% of the original principal amount of the 2022 Term Facility. Any remaining outstanding principal will be repaid in full on March 1, 2025, the maturity date of the 2022 Term Facility. The 2022 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. Prepayments of the 2022 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity. During the third quarter of fiscal 2022, we repaid $125.0 million under the 2022 Term Facility.
The 2022 Credit Agreement provides that loans denominated in U.S. dollars, at our option, will bear interest at either (i) one-month Term SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor), (ii) Daily Simple SOFR (with a 10 basis points credit spread adjustment and subject to a “zero” floor) or (iii) an alternate base rate. Under the 2022 Credit Agreement, loans denominated in Pounds Sterling will bear interest at Daily Simple SONIA (subject to a “zero” floor) and loans denominated in Euros will bear interest at EURIBOR (subject to a “zero” floor), in each case, plus an applicable interest rate margin. The interest rate margin will be based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
The outstanding borrowings under the 2022 Term Facility through the third quarter of fiscal 2022 bore interest at a rate equal to the applicable Term SOFR rate plus a spread using a debt leverage pricing grid currently at 1.1%.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
Refer to Note 12, Debt for further discussion of the 2022 Credit Agreement.
Senior Notes
On March 1, 2022 we completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due March 1, 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of 3.450% Senior Notes due March 1, 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").
The Senior Notes were issued at an aggregate discount of $2.8 million, and during the third quarter of 2022, we incurred approximately $9.1 million in debt issuance costs related to the Senior Notes. We deferred the debt discounts and costs we incurred to issue debt, which are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the related debt liability, and we amortize these costs to Interest expense, net in the Consolidated Statements of Income over the contractual term leveraging the effective interest method.
The 2027 Notes and the 2032 Notes will mature on March 1, 2027 and March 1, 2032, respectively. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning September 1, 2022. We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus accrued and unpaid interest, if any.
The Senior Notes are unsecured unsubordinated obligations and will be effectively subordinated to any of our existing and future secured obligations to the extent of the value of the assets securing such obligations.
Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any.
2022 Swap Agreement
On March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Refer to Note 6, Derivative Instruments, for defined terms and more information on the 2022 Swap Agreement.
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association ("PNC") (the "2019 Credit Agreement"), which provided for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility"). The 2019 Revolving Credit Facility allowed for borrowings until its maturity date of March 29, 2024. The 2019 Credit Agreement also allowed for, subject to certain requirements, additional borrowings with PNC for an aggregate amount up to $500.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

We borrowed $575.0 million of the available $750.0 million provided by the 2019 Revolving Credit Facility, resulting in $175.0 million that was available to be borrowed. We were required to pay a commitment fee using a pricing grid based on the daily amount by which the available balance in the 2019 Revolving Credit Facility exceeded the borrowed amount. All outstanding loan amounts were reported as Long-term debt within the Consolidated Balance Sheets.
Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date.
During fiscal 2019, we incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement. These costs were capitalized as debt issuance costs and were amortized into Interest expense, net in the Consolidated Statements of Income ratably over the term of the 2019 Credit Agreement.
The 2019 Credit Agreement contained covenants and requirements restricting certain of our activities, which were usual and customary for this type of loan. In addition, the 2019 Credit Agreement required that we maintain a consolidated net leverage ratio, as measured by total net funded debt/EBITDA (as defined in the 2019 Credit Agreement), below a specified level as of the end of each fiscal quarter.
As of March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement. Refer to Note 12, Debt for more information on the termination.
Uses of Liquidity
Returning Value to Shareholders
For the nine months ended May 31, 2022, we returned $111.0 million to stockholders in the form of share repurchases and dividends. Over the last 12 months, we returned $234.2 million to stockholders in the form of share repurchases and dividends.
Share Repurchase Program
Under our share repurchase program, we may repurchase shares of our common stock from time to time in the open market and privately negotiated transactions, subject to market conditions.
Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt of the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
As such, for the three months ended May 31, 2022, we did not make any repurchases under our existing share repurchase program, compared to 178,100 shares repurchased for $57.6 million for the three months ended May 31, 2021. During the nine months ended May 31, 2022, we repurchased 46,200 shares for $18.6 million under our existing share repurchase program, compared with 531,859 shares for $172.2 million in the same period a year ago.

As of May 31, 2022, $181.3 million remained available under the share repurchase program for future share repurchases. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
Capital Expenditures
For the nine months ended May 31, 2022, capital expenditures were $36.0 million, compared with $47.4 million during the same period a year ago, a decrease of $11.6 million. Capital expenditures decreased primarily due to costs incurred for the build-out of our office space in the Philippines during the nine months ended May 31, 2021, partially offset by higher expenditures related to the development of capitalized internal-use software and peripherals for office space primarily in India during the nine months ended May 31, 2022.

Dividends
On April 28, 2022, our Board of Directors approved a regular quarterly dividend of $0.89 per share. The increase of $0.07 per share, or 8.5%, in the amount of our quarterly dividend marked the 23rd consecutive year we have increased dividends, highlighting our continued commitment to returning value to our shareholders. Dividends of $33.8 million were paid on June 16, 2022 to common stockholders of record at the close of business on May 31, 2022. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Acquisitions
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of CGS, Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
On March 1, 2022, we completed the acquisition of CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association, for a cash purchase price of $1.932 billion, inclusive of preliminary working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We anticipate that the CGS acquisition will significantly expand our critical role in the global capital markets.
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
Refer to Note 7, Acquisitions, for further discussion of the CGS, Cobalt and TVL acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our purchase obligations consist of two primary arrangements, data content and hosting services. We also have contractual obligations related to our lease liabilities and outstanding debt.

The effect of our contractual obligations on our liquidity and capital resources in future periods should incorporate the information described in Note 14, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our Annual Report on Form 10-K for fiscal year ended August 31, 2021, in conjunction with the factors mentioned here.

As of August 31, 2021, we had total purchase commitments of $191.9 million. During the second quarter of fiscal 2022, we entered into a software subscription agreement with total purchase commitments of approximately $10 million with a contract term of three years. During the third quarter of fiscal 2022, we entered into a cloud hosting contract with a total purchase commitments of approximately $$275.0 million with a contract term of six years. This cloud hosting contract replaced a previous contract which was included in the August 31, 2021 balance with a minimum purchase commitment of $125.0 million. Refer to Note 11, Leases and Note 12, Debt for information regarding lease commitments and outstanding debt obligations, respectively.

Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	May 31,
(in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$386,924	$370,249	$16,675	4.5%
Net cash used in investing activities	(2,018,269)	(88,404)	(1,929,865)	2183.0%
Net cash provided by/(used in) financing activities	1,488,556	(214,758)	1,703,314	(793.1)%
Effect of exchange rate changes on cash and cash equivalents	(12,110)	5,648	(17,758)	(314.4)%
Net (decrease) increase in cash and cash equivalents	$(154,899)	$72,735	$(154,899)	(313.0)%
Operating
For the nine months ended May 31, 2022, net cash provided by operating activities was $386.9 million, compared with $370.2 million provided during the same period a year ago, an increase of $16.7 million. This increase was primarily driven by increased collections of accounts receivable and the timing of tax payments in certain jurisdictions, partially offset by higher payments related to variable compensation and lower net income.
Investing
For the nine months ended May 31, 2022, net cash used in investing activities was $2,018.3 million, compared with $88.4 million used during the same period a year ago, an increase of $1,929.9 million. This increase was primarily driven by higher spend on acquisitions, including the $1,932.3 million cash purchase price of CGS, inclusive of preliminary working capital adjustments, and the $50.0 million cash purchase price for Cobalt, net of cash acquired, during the nine months ended May 31, 2022, compared with the $41.9 million cash purchase price for TVL, net of cash acquired, in the prior year period. The increase in net cash used in investing was partially offset by a decrease in capital expenditures of $11.6 million for the nine months ended May 31, 2022 compared with the prior year period.
Financing
For the nine months ended May 31, 2022, net cash inflow in financing activities was $1,488.6 million, compared with an outflow of $214.8 million during the same period a year ago, a $1,703.3 million favorable change. This cash flow improvement was mainly driven by the $2,238.4 million proceeds received from the 2022 Credit Facilities and Senior Notes, a $153.6 million reduction in repurchases of common stock and a $27.2 million increase in proceeds from employee stock plans, partially offset by the repayment of $700.0 million of debt related to the termination of the 2019 Credit Agreement and partial prepayment of the 2022 Term Facility.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, leasehold improvements and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to shareholders, investing in our business, making strategic acquisitions, and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$386,924	$370,249	$16,675
Capital expenditures(1)	(35,950)	(47,414)	11,564
Free cash flow	$350,974	$322,835	$28,139
(1) Capital expenditures are included in net cash used in investing activities during each fiscal period reported and include property, equipment, leasehold improvements and capitalized internal-use software.
Free cash flow generated during the nine months ended May 31, 2022 was $351.0 million compared with $322.8 million during the same period a year ago, reflecting a 8.7% increase. This $28.1 million increase was comprised of a $16.7 million increase in operating cash flows and an $11.6 million decrease in capital expenditures. The operating cash flows increase was primarily driven by increased collections of accounts receivable and the timing of tax payments in certain jurisdictions, partially offset by higher payments related to variable compensation and lower net income. The capital expenditures decrease was primarily due to costs incurred for the build-out of our office space in the Philippines during the nine months ended May 31, 2021, partially offset by higher expenditures related to the development of capitalized internal-use software and peripherals for office space primarily in India during the nine months ended May 31, 2022.
Off-Balance Sheet Arrangements
At May 31, 2022 and August 31, 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency
Foreign Currency Exposure
We are exposed to foreign currency fluctuations from our international wholly-owned subsidiaries, primarily driven by employee compensation, with 79% of our employee headcount located in foreign locations. The functional currency of these foreign subsidiaries are primarily their respective local currencies. The revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period and the assets and liabilities translated at the rates of exchange on the balance sheet date. The net foreign currency translation adjustments are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.
During the three months ended May 31, 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.3 million, compared with a decrease of $0.6 million to operating income a year ago. During the nine months ended May 31, 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $6.7 million, compared with a $1.4 million decrease to operating income a year ago. To mitigate the foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our exposures primarily related to the British Pound Sterling, Indian Rupee, Euro, and Philippine Peso ranging from 25% to 75%, as of May 31, 2022, over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the fourth quarter of fiscal 2022 through the third quarter of fiscal 2023.
As of May 31, 2022, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos and Indian Rupees with U.S. dollars was ₱1.4 billion and Rs2.6 billion, respectively. The gross notional value of foreign currency forward contracts to purchase Euros and British Pound Sterling with U.S. dollars was €37.4 million and £41.2 million, respectively.
A loss on foreign currency forward contracts of $2.6 million was recorded into operating income for the three months ended May 31, 2022, compared with a gain on forward currency forward contracts of $1.7 million in the same period a year ago. For the nine months ended May 31, 2022, a loss on forward currency forward contracts of $4.1 million was recorded into operating income, compared with a gain on forward currency forward contracts of $4.6 million in the prior year period.
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
We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the three and nine months ended May 31, 2022.
We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. There were no significant changes in our critical accounting estimates during the three and nine months ended May 31, 2022.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk as we conduct business outside the U.S. in several currencies including British Pound Sterling, Indian Rupee, Euro, and Philippine Peso. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying values of our assets and liabilities in our consolidated balance sheet, either positively or negatively.
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
A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2022. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $15.0 million. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of May 31, 2022, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2022, with operating results held constant in local currencies, would result in a decrease in operating income by $39.6 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2022 would have increased the fair value of total assets by $65.6 million and equity by $45.9 million.
Refer to Note 6, Derivative Instruments for more information on our foreign currency exposures and our foreign currency forward contracts.
Interest Rate Risk
Cash and Cash Equivalents and Investments
The fair market value of our Cash and cash equivalents and Investments at May 31, 2022 was $560.5 million. Our cash and cash equivalents consist of demand deposits, money market funds and mutual funds not subject to maturities and are reported at fair value. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.
Debt
2022 Credit Agreement
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. As of May 31, 2022 we had an outstanding principal balance of $875.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. The outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% as of May 31, 2022.
The variable rate of interest on our debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this exposure, on March 1, 2022, we entered into the 2022 Swap Agreement with a notional amount of $800.0 million. The 2022 Swap Agreement will hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%, to maintain an intended fixed to floating interest rate ratio. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022 and matures on February 28, 2024. As of May 31, 2022, the notional amount was $700.0 million.
Thus, our exposure is limited to fluctuations in SOFR on our borrowings from the 2022 Credit Facilities in excess of amounts that are not hedged, or $425.0 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR provided exposure of $1.1 million to our annual interest expense.

Refer to Note 12, Debt for more information on our 2022 Term Facility and 2022 Revolving Facility. Refer to Note 6, Derivative Instruments for more information on our 2022 Swap Agreement.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 13, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, except for the addition of certain language in the sections "Operational Risks - Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully" and "Legal & Regulatory Risks - Legislative and regulatory changes in the environments in which we and our clients operate" as set out below.
In addition, included below are risk factors related to the CGS acquisition, the offering of Senior Notes and the entrance into the 2022 Credit Facilities, which took place on March 1, 2022. Refer to Note 7, Acquisitions and Note 12, Debt, for more information on these transactions.
Operational Risks
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully.
In fiscal 2021, approximately 40% of our revenues related to operations located outside the U.S. In addition, a significant number of our employees, approximately 78%, are located in offices outside the U.S. We expect our growth to continue outside the U.S., with non-U.S. revenues accounting for an increased portion of our total revenue in the future. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflict between Ukraine and Russia expands in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Legal & Regulatory Risks
Legislative and regulatory changes in the environments in which we and our clients operate.
MiFID
In the European Union, the new version of the Markets in Financial Instruments Directive (recast), also known as "MiFID II" became effective in January 2018. Prior to the effectiveness of the UK's withdrawal from the European Union on January 1, 2021, the UK laws and regulations implementing MiFID II were modified to transpose aspects of EU law and address deficiencies that would have otherwise been created as a result of the withdrawal. MiFID II built upon many of the initiatives introduced through MiFID and is intended to help improve the functioning of the European Union single market by achieving a greater consistency of regulatory standards. MiFID originally became effective in 2007. We believe that compliance with MiFID II requirements is time-consuming and costly for the investment managers who are subject to it and will cause clients to adapt their pricing models and business practices significantly. These increased costs may impact our clients’ spending and may cause some investment managers to lose business or withdraw from the market, which may adversely affect demand for our services. However, MiFID II may also present us with new business opportunities for new service offerings. In May 2022, the UK government announced the new Financial Services and Markets Bill, set to be unveiled later in 2022, which which would reform financial service regulation in the UK and represent a divergence from the existing UK MiFID regime. Regulatory reform may impact some of our UK-regulated clients and may require them to devote more resources towards realigning their compliance measures, and in some cases ensuring compliance with both the UK and EU regimes. We continue to monitor the impact of UK regulatory change on our clients. We continue to monitor the impact of MiFID II on the investment process and trade lifecycle. We also continue to review the application of key MiFID II requirements and plan to work with our clients to navigate through them.
Brexit
On January 31, 2020, the United Kingdom formally left the European Union when the UK-EU Withdrawal Agreement became effective. Under the Withdrawal Agreement, a transition period began that ran until December 31, 2020. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. As a result, the free movement of persons, goods, services and capital between the UK and the EU ended, and the EU and the UK formed two separate markets. On December 24, 2020, the EU reached a trade agreement with the UK (the "Trade Agreement"). The Trade Agreement offers UK and EU companies preferential access to each other's markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face uncertainty. In March 2021, the UK and EU had agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between the two countries in a Memorandum of Understanding (the "MOU"), which is expected to be signed after formal steps are completed, although this has not yet occurred. Earlier this year, the European Affairs Committee in the UK launched an inquiry to address the impact of Brexit in the UK financial services sector. This report was expected by May 2022, but has not yet been issued. At this time, we cannot predict the impact that the Trade Agreement, the MOU or any future agreements on services, particularly financial services, will have on our business and our clients. It is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit, and partner with our clients to help them navigate the fluctuating international markets. This uncertainty may have an impact on our clients’ expansion or spending plans, which may in turn negatively impact our revenue or growth.
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

We have incurred and may incur additional significant transaction costs in connection with the CGS Transaction.

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

As of May 31, 2022, giving effect to the issuance of the Senior Notes and the incurrence of borrowings under the 2022 Credit Facilities and the repayment of the 2019 Revolving Facility, the total outstanding principal amount of debt of FactSet was $2.13 billion, none of which is secured. Under the 2022 Revolving Facility, we have $250.0 million of unused commitments and an option to increase the size of the facility by an additional $750.0 million.

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

To mitigate this exposure, on March 1, 2022, we entered into an interest rate swap agreement with a notional amount of $800.0 million to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2022 Credit Facilities.
However, as the interest rate swap agreement covers only a portion of our outstanding balance under the 2022 Credit Facilities, a substantial portion of our outstanding balance under the 2022 Credit Facilities continues to be exposed to interest rate volatility. An increase in the applicable rates would increase our interest payment obligations under the 2022 Credit Facilities and could have a negative effect on our cash flow and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities (in thousands, except share and per share data)
The following table provides a month-to-month summary of the share repurchase activity during the three months ended May 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
March 2022	—	$—	—	$181,254
April 2022	—	$—	—	$181,254
May 2022	10	$403.49	—	$181,254
Total	10		—
(1)Includes 10 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program through at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a)EXHIBITS
(b)The information required by this Item is set forth below.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 24, 2021, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.1	3/1/2022
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of February 11, 2022, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.2	3/1/2022
4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022
4.5	Credit Agreement dated as of March 1, 2022, among FactSet Research Systems Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, and PNC Bank, National Association, as the Administrative Agent	8-K	001-11869	4.5	3/1/2022
10.1	Separation Agreement and General Release of Claims dated April 26, 2022 between FactSet Research Systems Inc. and Gene Fernandez					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 1, 2022	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)