Form 10-K
period 2022-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2022-10-21
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2022

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
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $15,374,820,800.
As of October 10, 2022, there were 38,079,436 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2022.

FACTSET RESEARCH SYSTEMS INC.
FORM 10-K
For The Fiscal Year Ended August 31, 2022

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

Part I
ITEM 1. BUSINESS
Business Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with an open and flexible digital platform that drives the investment community to see more, think bigger, and do its best work. Our strategy is to build the leading open content and analytics platform to deliver a differentiated advantage for our clients’ success.
For more than 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2022, we had more than 7,500 clients comprised of approximately 180,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle to include investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content ("content refinery"). Our products and services include workstations, portfolio analytics and enterprise solutions.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back office functions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide them with an open digital platform, connected and reliable data, next-generation workflow solutions and highly committed service specialists.
We operate our business through three reportable segments: the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. For each of our reportable segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS").
Corporate History
FactSet was founded in 1978 and has been publicly traded since June 1996. We are dual-listed on the New York Stock Exchange ("NYSE") and the NASDAQ Stock Market ("NASDAQ") under the symbol "FDS". Fiscal 2022 marked our 44th year of operations, and we continue to focus on providing integrated and connected content, best-in-class products and exceptional client service.
Business Strategy
As the needs of our clients evolve, they seek personalized and connected data, tools for multi-asset class investing, and reduced costs. Clients are also seeking cloud-based solutions, open and flexible systems, and increased efficiencies to support their digital transformations.
Our strategy is to build the leading open content and analytics platform to deliver differentiated advantages for our clients’ success. To execute this strategy, we plan on:
•Growing our digital platform: We are scaling up our content refinery to offer a comprehensive and connected inventory of industry, proprietary, and third-party data for the financial community. This data includes granular data for key industry verticals, private companies, wealth management, real-time data, and environmental, social and governance data ("ESG"). We are driving personalized workflow solutions for financial professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users and private equity and venture capital professionals. We offer an open ecosystem with solutions and content that is accessible and flexible through a myriad of delivery methods. Our goal is to deliver cloud-based data and analytics to our clients, enabling them to more efficiently manage their workflows.
•Delivering execution excellence: We are building an agile organization that accelerates product creation and content collection. We offer new products designed for delivery via the cloud, making them highly efficient for our clients. We will continue to employ technology to accelerate the pace of content collection and drive expertise in complex data sets such as private companies, ESG and deep sector. Additionally, we are improving our price realization through consistent packaging and internal governance.
•Driving a growth mindset: To drive sustainable growth, we are recruiting, training and empowering a diverse and operationally efficient workforce. As a performance-based culture, we are investing in talent that can create leading technological solutions and efficiently execute our strategy. We use partnerships and acquisitions to accelerate our growth in strategic areas.
Our strategy centers on relentless focus on our clients and their FactSet experience. We aim to be a trusted partner and service provider, offering personalized digital products powered by cognitive computing to research ideas and uncover relevant insights. Additionally, we continually evaluate business opportunities such as partnerships and acquisitions to increase our capabilities and competitive differentiation.
We are focused on growing our global business through three segments: the Americas, EMEA and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources, target our solutions and interact with our clients. We further execute on our growth strategy by offering data, products, and analytical applications within our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Research & Advisory
Research & Advisory delivers essential content and workflow solutions in one flexible platform for investment bankers, wealth advisors, buy and sell-side analysts, corporate users, portfolio managers and investment relationship professionals. Our workstation, advisor dashboard, research management solutions (“RMS”), and FactSet for client relationship management (CRM) enable our clients to personalize and automate their workflows. These tools provide insight and efficiency for idea generation, company and market analysis, fundamental research, presentation building and distribution, and research management. Our Research & Advisory solutions also offer global coverage, deep history, and transparency through proprietary and third-party sourced databases. These solutions provide deep company and sector-specific analyses, spanning the public and private markets. Our solutions easily integrate with our clients’ technology, offering additional flexibility through mobile, API, and web-based components. Our RMS and advisory solutions also enable our wealth clients to provide market-leading support for their businesses, including home office, advisory, and client engagement work.
Analytics & Trading
Analytics & Trading provides solutions for institutional asset managers and asset owners across the investment portfolio lifecycle, connecting essential front and middle office investment functions. Our tools connect together fundamental and quantitative research, portfolio construction, order management and trade execution. These outputs can then tie into advanced portfolio attribution and performance measurement, risk management, and reporting functions. An open framework supports our proprietary and third-party models, connected data, analytics and reporting. Our platform and APIs can be deployed as an enterprise system that meets multi-asset class needs or as individual workflow components.

Additionally, Analytics & Trading's tools can integrate client holdings data with global market data for fundamental and quantitative research, portfolio construction, and trade simulation. Our order management and trade execution solutions also efficiently connect to portfolio attribution and performance measurement requirements, risk management functions and reporting requirements.
CTS
CTS focuses on delivering data directly to our clients by leveraging our core content and technology. Clients can seamlessly discover, explore, and access organized and connected content via multiple delivery channels. Whether a client needs market data, company data, alternative data, customized client facing digital solutions or data elements uniquely identifying financial instruments, we provide structured data through a variety of technologies, including APIs and cloud infrastructures. Through our data management services (DMS), we provide entity mapping and integration of client data. Our symbology links and aggregates a diverse set of content sources to ensure consistency, transparency, and data integrity. We are the exclusive provider of the Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally, acting as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. By enabling our clients to utilize their preferred choice of cloud infrastructure and industry standard databases, programming languages and data visualization tools, we empower our clients to centralize, integrate, and analyze disparate data sources for faster and more cost-effective decision making.
FactSet Clients
Buy-side
Buy-side clients continue to shift increasingly toward multi-asset class investment strategies and we are well-positioned to be a partner of choice in this space. Our ability to provide enterprise-wide solutions to our clients across their entire workflow, leveraging their portfolio data across multiple asset classes, enables us to compete for greater market share. Buy-side clients primarily include asset managers, wealth managers, asset owners, channel partners, hedge funds and corporate firms. They access our multi-asset class tools by utilizing our workstations, Analytics & Trading tools, proprietary and third-party content, data feeds, APIs and portfolio services.
The buy-side organic annual subscription value ("Organic ASV") growth rate for fiscal 2022 was 8.5%. Buy-side clients accounted for 83% of our ASV as of August 31, 2022. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value ("ASV") of this Annual Report on Form 10-K for the definitions of Organic ASV.
Sell-side
We deliver comprehensive solutions to sell-side clients including workstation, data feeds, API's, proprietary and third-party content, productivity tools for Microsoft® Office, web and mobile, and RMS for research authoring and publishing. Our focus remains on expanding the depth of content offered and increasing workflow efficiency for sell-side firms. These firms primarily include broker-dealers, private equity and venture capital, and banking and advisory firms.
The sell-side Organic ASV growth rate for fiscal 2022 was 13.8%. Sell-side clients accounted for 17% of our ASV as of August 31, 2022.
Client and User Additions
Our total client count as of August 31, 2022 was 7,538, representing a net increase of 16.8%, or 1,085 clients in the last 12 months, mainly due to an increase in corporate clients, wealth management clients, and private equity and venture capital firms. The count includes clients with ASV of $10,000 and above.
As of August 31, 2022, there were 179,982 professionals using FactSet, representing a net increase of 19,050 or 11.8% in the last 12 months, mainly driven by an increase in wealth advisory professionals from our wealth management clients, as well as an increase in sell-side users from our banking clients.
Annual ASV retention was greater than 95% for the period ended August 31, 2022 and August 31, 2021. When expressed as a percentage of clients, annual retention increased to approximately 92% for the period ended August 31, 2022, compared with approximately 91% for the period ended August 31, 2021.
Organic ASV plus Professional Services Growth
As of August 31, 2022, our Organic ASV plus Professional Services totaled $1.8 billion, up 9.3% compared with August 31, 2021. Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory and Analytics & Trading, followed by CTS. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value ("ASV") of this Annual Report on Form 10-K for the definitions of Organic ASV plus Professional Services.
The following chart provides a snapshot of our historic Organic ASV plus Professional Services growth:
(in millions)
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
Our operating segments are consistent with our reportable segments ("segments") and how we, including our CODM, manage our business and the geographic markets in which we serve. Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific.
The Americas segment serves our clients throughout North, Central, and South America, with offices in 13 states throughout the United States ("U.S."), including our corporate headquarters in Norwalk, Connecticut, as well as an office in both Brazil and Canada. The EMEA segment serves our clients in Europe, the Middle East and Africa and maintains office locations in Bulgaria, England, France, Germany, Italy, Latvia, Luxembourg, the Netherlands, Sweden and the United Arab Emirates. The Asia Pacific segment serves our clients in Asia and Australia and includes office locations in Australia, China, Hong Kong Special Administrative Region ("SAR") of China, India, Japan, the Philippines, and Singapore. These offices exclude any leases that we have fully vacated in advance of their originally scheduled lease term.
Segment revenues reflect sales to our clients based on the respective geographic locations. Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The expenses incurred at our content collection centers, located in India, the Philippines, and Latvia, are allocated to each segment based on a percentage of revenues as this reflects the benefits provided to each segment. Refer to Note 18, Segment Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for the results of operations and financial information for each of our segments.
The following graphics illustrate revenues related to our segments.
(in millions)
Human Capital Management
Who We Are
As of August 31, 2022, we had 39 offices across 20 countries with 11,203 employees, representing an increase of 2.9% in the last twelve months. Of our total employees, 7,401 (66%) were located in Asia Pacific, 2,400 (21%) in the Americas and 1,402 (13%) in EMEA. To optimize productivity, we have invested in expanding our footprint and talent pool in India and the Philippines, where we now have a combined workforce of approximately 7,100 employees. Functionally, 21% of our employees were in Sales and Client Solutions; 29% were in Technology & Product Development; 45% were in Content Operations; and 5% were in Corporate Support. As of August 31, 2022, 393 of our employees were represented by mandatory works councils within certain of our French and German subsidiaries and 24 of our employees were represented by collective bargaining agreements in the United States.
Our Purpose and Values
Our purpose is to drive the investment community to see more, think bigger, and do their best work. Intense client focus and support are critical components of our strategy and operational approach. Our employees are key to our success and enable us to execute at a high level. We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our continued focus on making our employees a top priority helps us provide high quality insights and information to clients globally.
Employee Engagement
We conduct an annual, anonymous and confidential global employee engagement survey administered by a third party to capture our employees’ constructive feedback on a broad range of topics. The survey's scores and comments provide insight on appropriate actions to improve our employees’ experience and overall effectiveness as an organization. Aggregated survey results are reviewed by executive and senior leadership and direct managers to analyze and identify company-wide and individual operational unit focus areas and action plans for improvement. We share survey results throughout our company to highlight areas that employees believe are our strengths and reflect on areas where employees feel there are opportunities for positive change. Progress on initiatives is tracked to ensure that the actions taken address the underlying issues and promote an environment of continuous improvement.
In our fiscal 2022 employee engagement survey, we achieved an 89% response rate, indicating that we heard from the vast majority of our employees. This strong response rate reflected stable engagement amidst ongoing challenges caused by the COVID-19 pandemic. We received more than 8,700 comments in response to the survey. Our highest scores were in the areas of fair treatment, authenticity, and inclusion, indicating that employees feel they are treated fairly, are comfortable being their authentic selves at work, and believe that diverse perspectives are valued at our Company. Our scores increased from the previous year's survey in the areas of authenticity, work-life balance, and employees feeling satisfied with the recognition they receive for their work.
Diversity, Equity & Inclusion
As part of our core values, we are committed to advancing Diversity, Equity, and Inclusion ("DE&I") at every level. To this end, we have developed a global DE&I strategy focusing on three impact areas: workforce, marketplace, and society. We are proud of the positive progress we have made in each of these areas as we deepen our DE&I commitment around the world.
DE&I at our Company has been governed by our DE&I Council, which we refreshed in 2022. The Council is chaired by our CEO, Phil Snow, and consists of 13 senior leaders who are empowered to drive our DE&I progress.
As part of this visible leadership commitment, we signed the CEO Action for Diversity and Inclusion Pledge, joining more than 2,000 companies actively supporting more inclusive workplaces and communities. We have also partnered with MLT Black Equity at Work to hold ourselves accountable for our DE&I progress.
Workforce
During fiscal 2022, we accelerated our accountability efforts by continuing to embed DE&I into our talent processes, including performance reviews, promotions, and the allocation of equity awards. This allows us to make a greater impact while investigating statistical differences and taking any resulting appropriate action. We also continue to publish our workforce demographics, including our annual EEO-1 Federal data, in our Sustainability Report. By reporting our workforce demographics, we make a visible step in our DE&I commitment as we aspire to change the composition of our employee demographics to better include underrepresented groups. Our goals include increasing the percentage of women at our Company overall, and specifically the percentage of women in our leadership group (vice president level and above) and in our technical areas. We report on our progress annually to increase transparency and to facilitate accountability.
We are building a culture of sponsorship across the organization to proactively provide growth opportunities and enhance retention through an initiative connecting senior leaders with underrepresented talent for advocacy and visibility. As we continue to diversify our talent pipelines, we have maintained our MESH (Mentor, Engage, Support & Hire) externship program for underrepresented college students interested in financial technology. This program continued for the second year in the U.S. and was launched for the first time in the U.K. In addition, we piloted an internship program at Norwalk Community College, located near our corporate headquarters in Norwalk, Connecticut, to provide career pathways for computer science students.
As a key component of our drive to ensure fair and equitable administration of pay, in fiscal 2022 we completed a global pay equity review. We engaged an outside firm to assess the degree of systemic gender equity in the salaries of our employees worldwide and the degree of systemic race/ethnicity equity in the U.S. After controlling for various salary-influencing factors, the study found that there was not a statistically significant association at our Company between salary and gender worldwide, or between salary and race/ethnicity in the U.S. The study found that, on a global basis at our Company, women are paid more than 99% on average of what men are paid and that, on a U.S. basis, minority employees are paid 100% on average of what non-minority employees are paid. Attention to pay equity will continue to be a DE&I priority.
Our Business Resource Groups ("BRGs") are a critical component in fostering an inclusive work environment for all employees. Our BRGs (Asian BRG, Black BRG, Families BRG, Pride BRG, Multicultural BRG, Latinx BRG, Women’s BRG, and Veterans BRG) host a variety of educational, informational, and aspirational events, including business networking opportunities, and heritage months. Our BRGs also host many co-sponsored external events and year-round engagement such as community events, expos, seminars, and summits. In addition, our senior leaders serve as executive sponsors for our BRGs to demonstrate leadership support for these efforts.
To recognize the significant contributions of our BRGs, we have launched the BRG Recognition Program which provides equity awards to BRG leaders at the co-chair level and steering committee level who have gone above and beyond in their commitment to DE&I at our Company. BRG Steering Committee leaders also have a 10% weighting of their overall review evaluation based upon their BRG leadership to elevate these contributions within their performance.
To further our efforts in building an inclusive workplace where all employees feel a sense of belonging, we have launched the Global Gender Inclusivity policy that supports and respects the rights and identities of all employees, and we have achieved a 100% score on the Human Rights Campaign Equality Index for seven consecutive years. Inclusive education also continues to be a priority through the provision of a variety of educational opportunities such as Conscious Inclusion training, the Interfaith Education series, Racial Justice Allies, and Unconscious Bias training. In addition, we have rolled out NameCoach, a name pronunciation tool.
Marketplace
During fiscal 2022, we created a Supplier Diversity function and are currently performing an audit of minority-owned spend and suppliers to assist in setting future goals. We have extended our DE&I programming and events to spread inclusivity and global influence, as well as embedding a multi-level culture of sponsorship through external organizations to help provide learning opportunities, enhance retention, and intentionally support our DE&I goals.
Society
In addition to signing the CEO Action for Diversity and Inclusion Pledge, we sponsored two employees to participate full-time in the CEO Action for Racial Equity Fellowship. This hands-on contribution has allowed us to take an active part in advancing policy change in the U.S. We are also going further to help strengthen and promote racial justice through economic opportunities, such as depositing funds during fiscal 2022 in a Black equity-focused financial institution, as a step toward creating real and tangible change in the communities in which we operate.
How We Work
Since the onset of the COVID-19 pandemic, our highest priority concern has been the health and safety of our employees, our families and our communities. We initially required the vast majority of our employees at our offices across the globe to work remotely and provided them with support to be able to ensure business continuity. We increased the frequency of all-company meetings led by our CEO and offered extensive benefit resources and mental health support. Employees were offered additional paid time off for COVID-19 illness and family care and to receive and recover from COVID-19 vaccinations.
We have since re-opened our offices and welcomed our employees back. Our offices did not re-open until local authorities permitted us to do so and our own criteria and conditions to ensure employees health and safety were satisfied.
In fiscal 2022, based on our success working in a remote environment during the COVID-19 pandemic, we rolled out our "How We Work" guide to flexible working arrangements under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, have the opportunity to choose between different work arrangements, including the ability to work in the office, remotely or in a hybrid arrangement with the ability to split time between working remotely and in the office. Additionally, employees whose positions are not aligned to fixed working hours may elect to work a flextime schedule, working the same number of hours as is considered standard in their office location or employment contract, but during different times in the working day. We have found that these new standards support our employees in being their most productive selves at work and in their personal lives. These arrangements preserve the benefit of flexibility while retaining talent, fostering creativity, innovation, collaboration, and enabling mentorship, all key drivers behind employees’ productivity, satisfaction, and success. Furthermore, these provisions support our commitment to creating a diverse, equitable, and inclusive workplace, removing barriers to augment our opportunity to attract and retain talent.
Learning & Development
We are lifelong learners. We believe that learning and development emboldens our employees, fosters outperformance with a growth mindset, demonstrates our commitment to our core values, and contributes to the success of our culture and business.
During fiscal 2022, we significantly increased our asynchronous learning opportunities in a variety of areas. We expanded our resources and built multiple learning paths to ensure our engineers have access to the best online learning resources on cutting-edge technologies. Our new Industry Development Program (IDP) is a 40-hour, on-demand program designed to onboard industry hires who have business experience and a sales focus. We also released career development resources which provide employees with access to tools such as Career Progression Plans, curated Skill Taxonomies, and relevant eLearning courses. In addition to our expanded partnerships and targeted programs, we created hundreds of in-house eLearning courses to help our employees learn about our business, industry, clients and products.
This year we also re-initiated in-person learning programs, hosting our campus onboarding programs for Sales and Engineering staff in three global locations: Manila, London, and Norwalk. We also invited all campus hires who joined our Company since March 2020 back to our regional headquarters for a two-day summit focused on network building and our core values.
We also conducted a shorter, topic-focused survey toward the end of fiscal 2022 to assess the impact of our Learning & Development strategy and programs on employee engagement. We achieved a 61% response rate, with more than 2,300 comments received. Our highest scores indicated that we are actively supporting employee efforts to acquire additional training and experiences and we are supporting employees to develop the professional skills needed to succeed at their jobs. Survey data also showed that we are providing opportunities for employees to have meaningful discussions with management about career development.
Compensation, Benefits and Wellbeing
We offer our employees a broad range of competitive compensation, benefits and wellbeing programs designed to meet the diverse needs of our global employee population and which are reflective of our values and culture. Offering competitive. performance-focused compensation is essential to our talent strategies regarding recruitment, development, and retention. Programs are designed to be competitive in the markets in which we compete for talent and align with the short and long-term objectives of our Company and our individual business units.
Our employee compensation may include one or more of the following elements: base salaries, annual incentive awards, sales incentive awards, and equity awards. We differentiate individual salary, bonus and equity awards based on performance against key objectives and how effectively our managers and employees demonstrate behaviors consistent with our values and culture. We are committed to offering high-quality, affordable, locally competitive benefits options designed to meet the needs of our employees and their families and to support our employees’ physical, emotional, financial, and social wellbeing at every stage of life. Employees in all our locations globally have access to an Employee Assistance Program, providing them and their immediate family members access to experienced counselors for personal and professional support. In addition to offering access to professional counseling services, we provide our employees and families with education and resources. We provide regular updates on health coverage and resources available through our health plans.
We are committed to building a culture of wellbeing that empowers employees to be their authentic selves and thrive in all areas of their lives. We believe that wellbeing is a unique journey, and we are invested in understanding the needs of every individual to meet them where they are. By enabling our employees to put their wellbeing first, they can be their best selves at home, work, and anywhere in between.
Third-Party Content
We aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our dedicated managed databases, which our clients access through our flexible delivery platforms to perform their analysis. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated with one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the twelve months ended August 31, 2022.
Data Centers and Cloud Computing
Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate reliable and efficient processing and delivery of data and analytics to our clients. As part of our hybrid cloud strategy, we operate two fully redundant, physically separated data centers in the U.S. that provide client services, while also utilizing premier, market-leading cloud providers to run products and services that best benefit from cloud elasticity, resiliency, security, and regionalization. We currently use multiple providers of cloud services, however one supplier provided the majority of our cloud computing support for the twelve months ended August 31, 2022. Our physical data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple locations. In the event of a single site failure or localized disaster, client workloads will automatically move to unaffected sites. We continue to be focused on maintaining a global technological infrastructure that allows us to support our growing business.
The Competitive Landscape
We are a part of the financial information services industry, providing financial data, analytics and workflow solutions to the global investment community. This competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers, and many third-party content providers that supply us with financial information included in our products. Our largest competitors are Bloomberg L.P., Refinitiv (a London Stock Exchange Group business) and Market Intelligence (an S&P Global business). Other competitors and competitive products include online database suppliers and integrators and their applications, such as BlackRock Solutions, Morningstar Inc. and MSCI Inc. Many of these firms provide products or services similar to our own offerings.
We believe there are high barriers to entry and we expect it would be difficult for another vendor to quickly replicate the extensive data we currently offer. Through our in-depth analytics and client service, we believe we can offer clients a more comprehensive solution with one of the broadest sets of functionalities delivered through a desktop or mobile user interface, cloud based platforms, or through standardized or bespoke data feeds, as well as APIs. In addition, our applications and client support and service offerings are entrenched in the workflow of many financial professionals given the data management and portfolio analysis/screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, we believe our products are central to our clients’ investment analysis and decision-making.
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
Research & Product Development Costs
A key aspect of our growth strategy is to offer new solutions and enhance our existing products and applications by making them faster, with more reliable and greater depth of data. We strive to rapidly adopt new technology that can improve our products and services.
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
Mailing address of FactSet's headquarters: 45 Glover Avenue, Norwalk, CT 06850
Telephone number: +1 (203) 810-1000
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
Executive Officers of the Registrant
The following table shows our current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
F. Philip Snow	58	Chief Executive Officer	2014
Linda S. Huber	64	Executive Vice President, Chief Financial Officer	2021
Rachel R. Stern	57	Executive Vice President, Chief Legal Officer, Global Head of Strategic Resources and Secretary	2009
Robert J. Robie	44	Executive Vice President, Head of Analytics & Trading Solutions	2018
Helen L. Shan	55	Executive Vice President, Chief Revenue Officer	2018
Daniel Viens	65	Executive Vice President, Chief Human Resources Officer	2018
Goran Skoko	61	Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Research & Advisory Solutions	2019
Kristina W. Karnovsky	43	Executive Vice President, Chief Product Officer	2021
Jonathan Reeve	54	Executive Vice President, Head of Content & Technology Solutions	2021
John Costigan	53	Executive Vice President, Chief Content Officer	2022
Katherine M. Stepp	37	Executive Vice President, Chief Technology Officer	2022
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
Linda S. Huber – Executive Vice President, Chief Financial Officer. Ms. Huber was appointed Executive Vice President, Chief Financial Officer of FactSet in October 2021. As Chief Financial Officer, she is responsible for FactSet’s global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis, treasury, tax, and investor relations. Prior to joining FactSet, Ms. Huber served as Chief Financial Officer and Treasurer at MSCI Inc. Prior to joining MSCI, she served as Executive Vice President and Chief Financial Officer of Moody’s Corporation from May 2005 to June 2018. Earlier in her career, Ms. Huber served in several increasingly senior roles in financial services, including Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc.; Managing Director at Freeman & Co.; Vice President of Corporate Strategy and Development and Vice President and Assistant Treasurer at PepsiCo.; Vice President of Energy Investment Banking Group at Bankers Trust Co.; and Associate in the Natural Resources Group at The First Boston Corp. Ms. Huber also held the rank of Captain in the U.S. Army. Ms. Huber earned an MBA from the Stanford Graduate School of Business and a B.S. degree in business and economics from Lehigh University.
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
Helen L. Shan – Executive Vice President, Chief Revenue Officer. Ms. Shan was appointed Executive Vice President, Chief Revenue Officer effective May 3, 2021. As the Chief Revenue Officer, she is responsible for driving revenue growth by managing global sales, client solutions, marketing and media relations. Ms. Shan joined FactSet as Chief Financial Officer in September 2018 where she oversaw all financial functions at FactSet. Prior to that, she was at Marsh McLennan Companies, where she served in a variety of roles, including as the company's Corporate Treasurer and also as Chief Financial Officer for Mercer, a professional services firm where she was responsible for global financial reporting and performance, operational finance, investments, and corporate strategy. Preceding that, Ms. Shan also served as the Vice President and Treasurer for Pitney Bowes Inc. and served as a Managing Director at J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems Inc., a global provider of digital platform engineering and software development services. Ms. Shan holds dual degrees with a Bachelor of Science and a Bachelor of Applied Science from the University of Pennsylvania’s Wharton School of Business and School of Applied Science and Engineering. Ms. Shan also has a Master of Business Administration from Cornell University’s SC Johnson College of Business.
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
Goran Skoko – Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Research & Advisory Solutions. Mr. Skoko was appointed Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Research & Advisory Solutions in July 2021. In his current role, Mr. Skoko is responsible for providing direction to address the product and content needs for EMEA and Asia Pacific clients while also focusing on increased deployment and building community with our Research & Advisory Solutions. Prior to that, Mr. Skoko was Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Wealth Solutions. He joined FactSet in 2004 as a Senior Product developer and has held a number of positions of increased responsibility. Prior to FactSet, he spent 16 years in various engineering and product management roles at Thomson Financial. Mr. Skoko earned his B.S. in Physics and Computer Science from Fordham University.
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
Jonathan Reeve – Executive Vice President, Head of Content & Technology Solutions. Mr. Reeve was appointed Executive Vice President, Head of CTS at FactSet in October 2021. As Head of CTS, he oversees and leads the development of FactSet’s off-platform products, including financial data solutions, application technologies, CUSIP Global Services, and the delivery of FactSet proprietary and third-party content over our data feeds, API’s, Open FactSet Marketplace, and cloud-delivery solutions. Mr. Reeve joined FactSet in April 2020 as Senior Vice President and Head of Content & Technology Solutions. Prior to joining FactSet, Mr. Reeve led Connectivity, Feeds and Desktop Businesses at Intercontinental Exchange (ICE). Earlier in his career, he held various positions at S&P Global, including Chief Data Officer and Head of Product & Content for the S&P Market Intelligence Division. Mr. Reeve earned a B.A. in Economics from Concordia University in Montreal.
John Costigan – Executive Vice President, Chief Content Officer. Mr. Costigan was appointed Chief Content Officer of FactSet in April 2022. As Chief Content Officer, he is responsible for FactSet's enterprise-wide Content Strategy and leads Content Development from planning through production. This includes Content's Digital Transformation using modern techniques and technology to drive timeliness, accuracy, coverage, consistency and usability across all FactSet Content assets. Mr. Costigan has been at FactSet since September 2007 in a variety of roles. Prior to joining FactSet, Mr. Costigan served as Vice President, Product Management at Thomson Financial, and spent 11 years in a variety of Product Management roles at First Call, Autex, ILX, and Tradeweb. Mr. Costigan earned a bachelor's degree in Economics from St. Michael's College.
Katherine M. Stepp – Executive Vice President, Chief Technology Officer. Ms. Stepp was appointed Chief Technology Officer, effective September 1, 2022. As Chief Technology Officer, she is responsible for leading FactSet's technology organization and overseeing its digital transformation strategy. Ms. Stepp joined FactSet in 2008 and previously served as Senior Director of Product Management within FactSet's Research and Advisory workflow solutions business. Prior to that role, she was Senior Director of Engineering within FactSet's Research workflow solutions business. Ms. Stepp holds a B.S. in Computer Science from Carnegie Mellon University.
Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Quantitative and Qualitative Disclosures about Market Risk	41
Notes to the Consolidated Financial Statements	55
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
Technology & Data Security Risks
Loss, corruption and misappropriation of data and information relating to clients and others
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission through a variety of media channels of our own, as well as supplier and customer, proprietary information and sensitive or confidential data. We rely on, and continuously invest in, a complex system of internal processes and controls, along with policies, procedures and training, designed to protect data that we receive in the ordinary course of business, including information from client portfolios and strategies. However, these measures do not guarantee security, and improper access to or release of confidential information may still occur through, for example, employee error or malfeasance, system error, other inadvertent release, failure to properly purge and protect data, or cyberattack. Additionally, the maintenance and enhancement of our systems may not be completely effective in preventing loss, unauthorized access or misappropriation. Data misappropriation, unauthorized access or data loss could instill a lack of confidence in our products and systems and damage our brand, reputation and business. Breaches of security measures could expose us, our clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for us, as well as the loss of existing or potential clients and suppliers. Many jurisdictions in which we operate have laws and regulations relating to data privacy and protection of personal information, including, for example, the European Union General Data Protection Regulation, which became effective May 25, 2018, the laws of multiple U.S. states such as California's Consumer Privacy Act, which became effective January 1, 2020, and China's Personal Information Protection Law, which became effective November 1, 2021. These laws contain requirements regarding the handling of personal and sensitive data, including our use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The law in this area continues to develop and the changing nature of privacy laws could impact our processing of personal and sensitive information related to our content, operations, employees, clients, and suppliers, and may expose us to claims of violations.
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
We also currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the twelve months ended August 31, 2022. While we believe this provider to be reliable, we have limited control over its performance, and a disruption or loss of service from this provider could impair our system's operation and our ability to operate for a period of time. We maintain back-up facilities and certain other redundancies for each of our major data centers to minimize the risk that any such event will disrupt those operations. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective. Additionally, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
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
Use of open source software could introduce security vulnerabilities, impose unanticipated restrictions on our ability to commercialize our products and services, and subject us to increased costs
We use open source code in our software development and incorporate it into our products and internal systems. The use of open source code may entail greater risks than the use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality or security of the code. Some open source licenses provide that if we combine our proprietary applications with the open source software in a certain manner, we could be required to release the source code of our proprietary applications to the public. This would allow our competitors to create similar products with less development effort and time and ultimately put us at a competitive disadvantage. We have implemented procedures to control the use of open source code so as to mitigate this risk; however, the terms of many open source licenses are also ambiguous and have not been interpreted by U.S. or other courts. Therefore, there is a risk that our internal procedures controlling the use of open source code could fail, or that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on us. If any of this were to occur, we could be required to seek alternative third-party licenses at increased costs or reduced scope, to re-engineer products or systems, or potentially to discontinue the licensing of certain products. Any remedial actions could divert resources away from our development efforts, be time intensive and have a significant cost.
Strategy & Market Demand Risks
Competition in our industry may cause price reductions or loss of market share
We continue to experience intense competition across all markets for our products, with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues and ASV. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected.
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

A decline in equity and/or fixed income returns may impact the buying power of investment management clients
The majority of our ASV is derived from our investment management clients, and the profitability and management fees of many of these clients are tied to assets under management. An equity market decline not only depresses the value of assets under management but also could cause a significant increase in redemption requests from our clients’ customers, further reducing their assets under management. Reduced client profits and management fees may cause our clients to cut costs. Moreover, extended declines in the equity and fixed income markets may reduce new fund or client creation. Each of these developments may result in lower demand from investment managers for our services and workstations, which could negatively affect our business.
Uncertainty or downturns in the global economy and consolidation in the financial services industry may cause us to lose clients and users
Many of our clients are investment banks, asset managers, wealth advisors, and other financial services entities. Uncertainty or downturns in the global economy or a lack of confidence in the global financial system could negatively impact our clients, which could cause a corresponding negative impact on our business results. Mergers, consolidation or contraction of our clients in the financial services industry also could directly impact the number of clients and prospective clients and users of our products and services. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. Thus, economic uncertainty, economic downturns, lack of confidence in the global financial system, and consolidation in this sector could adversely affect our business, financial results and future growth.
Volatility or downturns in the financial markets may delay the spending pattern of clients and reduce future ASV growth
The decision on the part of large institutional clients to purchase our services often requires management-level sponsorship and typically depends upon the size of the client, with larger clients having more complex and time-consuming purchasing processes. The process is also influenced by market volatility and market downturns. These characteristics often lead us to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties or downturns in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. Market volatility or market downturns may curtail our client's spending and lead them to delay or defer purchasing decisions or product service implementations, or cause them to cancel or reduce their spending with us, which could negatively impact our revenues and future growth.
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
Errors or defects can exist at any point in a product's life cycle, but are more frequently found after the introduction of new products or enhancements to existing products. Despite internal testing and testing by clients, our products may contain errors. We may also experience delays while developing and introducing new products for various reasons, such as difficulties in licensing data inputs. Defects, errors, or delays in our products that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenues, lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs.
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
Failure to identify, integrate, or realize anticipated benefits of acquisitions and strains on resources as a result of growth
There can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. Additionally, there may be integration risks or other risks resulting from acquired businesses, including our acquisition of CGS during fiscal 2022. Our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, sales, administrative functions and personnel of these businesses effectively into our core business. We cannot guarantee that our acquired businesses will perform at the levels anticipated. In addition, past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt operations.
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
Failure to maintain reputation
We enjoy a positive reputation in the marketplace. Our ability to attract and retain clients and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity, including without limitation market perception of our sustainability and corporate responsibility policies and practices, could affect our ability to attract and retain clients and employees and our ability to maintain our pricing for our products. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.
Operational Risks
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2022, approximately 40% of our revenues related to operations located outside the U.S. In addition, approximately 79% of our employees are located in offices outside the U.S. We expect our growth to continue outside the U.S. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflict between Ukraine and Russia expands in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Failure to enter into, renew or comply with contracts supplying new and existing data sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated online service, which clients access to perform their analyses. We combine the data from these sources into our own dedicated databases. Clients have access to the data and content found within our databases. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our data suppliers, including those that are also competitors. However, we cannot control the actions and policies of our data suppliers and we may have data suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party data supplier agreements, there can be no assurances that third parties may not challenge our use of their content, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain data sets that we rely on have a limited number of suppliers, although we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the twelve months ended August 31, 2022. Our failure to be able to maintain these relationships, or the failure of our suppliers to deliver accurate data or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
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
The COVID-19 pandemic and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance
Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the COVID-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business, including our ability to gather content. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
To date, the COVID-19 pandemic has not had a material negative impact on our financial condition, results of operations, or cash flows. However, due to the ongoing uncertainty related to the duration, magnitude and impact of the pandemic, it may still have a substantial negative impact on our employees' or vendors' productivity, which could result in our operations, including our ability to gather content, suffering, and in turn our results of operations, cash flows, and overall financial performance being impacted negatively. Furthermore, if our employees incur substantial medical expenses due to COVID-19, our expenses may increase due to our self-funded employee medical insurance model. Our management is focused on mitigating the effects of COVID-19 on our business, which has required and will continue to require a substantial investment of their time and may delay their other efforts. The continued impact of COVID-19 may also increase the severity or likelihood of the other risks described in this Item, any of which could have a material effect on us. Given the dynamic nature of these circumstances, the extent to which our business, financial condition, results of operations, or cash flows are affected by COVID-19 will depend in part on future developments which cannot be accurately predicted and are uncertain. The impact of the COVID-19 pandemic depends upon various uncertainties, including the geographic spread of the virus, the severity of the virus, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the virus. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition could be negatively impacted. Refer to Item

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update for additional information.
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
MiFID
In the European Union ("EU"), the Markets in Financial Instruments Directive (recast) ("MiFID II") became effective in January 2018. In the United Kingdom ("UK"), laws and regulations implementing MiFID II were modified to transpose aspects of EU law and address deficiencies that would have otherwise been created as a result of the UK's withdrawal from the EU. We believe that compliance with MiFID II requirements is time-consuming and costly for investment managers who are subject to it and may cause clients to adapt their pricing models and business practices significantly. These increased costs may impact our clients’ spending and may cause some investment managers to lose business or withdraw from the market, which may adversely affect demand for our services. However, MiFID II may also present us with new business opportunities for new service offerings. In May 2022, the UK government announced the new Financial Services and Markets Bill ("FSM Bill"), which would reform financial service regulation in the UK and represent a divergence from the existing UK MiFID regime. There is no set timescale as to when passage of the FSM Bill would occur. This regulatory reform may impact some of our UK-regulated clients and may require them to devote more resources towards realigning their compliance measures, and in some cases ensuring compliance with both the UK and EU regimes. We continue to monitor and work with our clients to navigate through the impact of UK regulatory change and of MiFID II on the investment process and trade lifecycle.
Brexit
On January 31, 2020, the UK formally left the EU. On January 1, 2021, the UK left the EU Single Market and Customs Union, as well as all EU policies and international agreements. resulting in two separate markets in the EU and the UK. On December 24, 2020, the EU reached a trade agreement with the UK (the "Trade Agreement"). The Trade Agreement offers UK and EU companies preferential access to each other's markets, ensuring imported goods will be free of tariffs and quotas; however, economic relations between the UK and EU will now be on more restricted terms than existed previously. The Trade Agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face uncertainty. In March 2021, the UK and EU had agreed on a framework for voluntary regulatory cooperation and dialogue on financial services issues between the two countries in a Memorandum of Understanding (the "MOU"), which is expected to be signed after formal steps are completed, although this has not yet occurred. In June 2022, following an inquiry, the European Affairs Committee issued a report which concluded that while the outlook for financial services after Brexit seems relatively positive, the impact of Brexit on financial services would be dependent on political decisions made by the UK and the EU. At this time, we cannot predict the impact that the Trade Agreement, the MOU or any future agreements on services, particularly financial services, will have on our business and our clients. It is possible that new terms may adversely affect our operations and financial results. We continue to evaluate our own risks and uncertainty related to Brexit, and partner with our clients to help them navigate the fluctuating international markets. This uncertainty may have an impact on our clients’ expansion or spending plans, which may in turn negatively impact our revenue or growth. The EU Commission has adopted adequacy decisions which will allow personal data to continue to move freely between the EU and the UK until June 27, 2025. While these adequacy decisions have created some certainty for our clients, we will continue to monitor developments which may impact their future validity and extension.

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
Additional cost due to tax assessments resulting from ongoing and future audits by tax authorities as well as changes in tax laws
In the ordinary course of business, we are subject to changes in tax laws as well as tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits which could impose a future risk to the results of our business. In August 2019 and July 2021, we received Notices of Intent to Assess (the "Notices") additional sales/use taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue relating to prior tax periods. Based upon a review of the Notices, we believe the Commonwealth may assess sales/use tax, interest and underpayment penalties on previously recorded sales transactions. We filed an appeal to the Notices and we intend to contest any such assessment, if assessed, and continue to cooperate with the Commonwealth’s inquiry. Further, on August 10, 2021, we received a letter (the "Letter") from the Commonwealth relating to additional prior tax periods, requesting sales information to determine if a notice of intent to assess should be issued to FactSet with respect to these tax periods. Based upon a preliminary review of the Letter, we believe the Commonwealth might seek to assess sales/use tax, interest and underpayment penalties on previously recorded sales transactions.
As of August 31, 2022, we have concluded that a payment to the Commonwealth is probable. We recorded an accrual which is not material to our consolidated financial statements. While we believe that the assumptions and estimates used to determine the accrual are reasonable, future developments could result in adjustments being made to this accrual. If we are presented with a formal assessment for any of these matters, we believe that we will ultimately prevail; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
Changes in tax laws or the terms of tax treaties in a jurisdiction where we are subject to tax could have an impact on our taxes payable.
Financial Market Risks
Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements
Due to the global nature of our operations, we conduct business outside the U.S. in several currencies. Our primary currency exposures include the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. To the extent our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we utilize derivative instruments (such as foreign currency forward contracts). By their nature, all derivative instruments involve elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Credit risk is managed through the continuous monitoring of exposure to the counterparties associated with these instruments. Our primary objective in holding derivatives is to reduce the volatility of earnings with changes in foreign currency. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, our attempt to hedge against these risks may not be successful, which could cause an adverse impact on both our results of operations and cash flows.
Business performance may not be sufficient to meet financial guidance or publicly disclosed long-term targets
We provide public, full-year financial guidance based upon assumptions regarding our expected financial performance, including our ability to grow revenues and organic ASV plus professional services, to meet our planned expenses and maintain a certain tax rate, and our ability to achieve our profitability targets. We can provide no assurances that we will be able to maintain the levels of growth and profitability that we have experienced in the past, or that our growth strategies will be successful. If we are unable to successfully execute on our strategies to achieve our growth objectives and retain our existing clients, or if we experience higher than expected operating costs or taxes, we risk not meeting our full-year financial guidance or may find it necessary to revise such guidance during the year.
Economic, political and market forces beyond our control could adversely affect our business.
Our costs and the demand for our products may be impacted by domestic and international factors that are beyond our control. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations and trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, could result in an increase in our costs and/or a reduction in demand for our products, which could have an adverse effect on our results of operations and financial condition.
Risks Relating to the CGS Transaction
We may fail to realize the anticipated benefits of the CGS Transaction
The success of our acquisition of the CGS business (the "CGS Business") will depend on, among other things, our ability to incorporate the CGS Business into our business in a manner that enhances our value proposition to clients and facilitates other growth opportunities. We must successfully include the CGS Business within our business in a manner that permits these growth opportunities to be realized. In addition, we must achieve the growth opportunities without adversely affecting current revenues and investments in other future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition of CGS (the "CGS Transaction") may not be realized fully, if at all, or may take longer to realize than expected. Additionally, management may face challenges in incorporating certain elements and functions of the CGS Business with the FactSet business, and this process may result in additional and unforeseen expenses. The CGS Transaction may also disrupt the CGS Business’s and FactSet’s ongoing business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with third-party partners, employees, suppliers, customers and others with whom the CGS Business and FactSet have business or other dealings or limit our ability to achieve the anticipated benefits of the CGS Transaction. It is possible that our experience in operating the CGS Business will require us to adjust our expectations regarding the impact of the CGS Transaction on our operating results. If we are not able to successfully add the CGS Business to the existing FactSet business in an efficient, effective and timely manner, anticipated benefits, including the opportunities for growth we expect from the CGS Transaction, may not be realized fully, if at all, or may take longer to realize than expected, and our cash flow and financial condition may be negatively affected.
We have incurred and may incur additional significant transaction costs in connection with the CGS Transaction
We have incurred a number of non-recurring costs associated with the CGS Transaction. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, filing fees and other related charges. There is also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the CGS Transaction. While we have assumed that a certain level of expenses would be incurred in connection with the CGS Transaction and related transactions, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. There may also be additional unanticipated significant costs in connection with the CGS Transaction that we may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the CGS Transaction. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.
Risks Relating to Our Debt
Our indebtedness may impair our financial condition and prevent us from fulfilling our obligations under the Senior Notes and our other debt instruments
As of August 31, 2022 giving effect to the issuance of the Senior Notes and the incurrence of borrowings under the 2022 Credit Facilities and the repayment of the 2019 Revolving Credit Facility, our total outstanding principal amount of debt was $2.0 billion, none of which is secured. Under the 2022 Revolving Facility, we have $250.0 million of unused commitments and an option to increase the size of the facility by an additional $750.0 million. Refer to Note 12, Debt for definitions of these terms and more information on the Senior Notes, 2022 Credit Facilities and 2019 Revolving Credit Facility.
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
Despite current indebtedness levels, we may still incur more debt. The incurrence of additional debt could further exacerbate the risks associated with our indebtedness
Subject to certain limitations, the 2022 Credit Agreement and the indenture governing the Senior Notes permit us and our subsidiaries to incur additional debt. If new debt is added to our or any such subsidiary’s current debt levels, the risks described above in the previous risk factor could intensify.
The restrictive covenants in our debt may affect our ability to operate our business successfully
The 2022 Credit Agreement contains, and our future debt instruments may contain, various provisions that limit our ability to, among other things: incur liens; incur additional indebtedness, guarantees or other contingent obligations; enter into sale and leaseback transactions; engage in mergers and consolidations; make investments and acquisitions; change the nature of our business; and make sales, transfers and other dispositions of property and assets. The indenture governing the Senior Notes also contains various provisions that limit our ability to, among other things: incur liens; enter into sale and leaseback transactions; engage in mergers and consolidations; and make sales, transfers and other dispositions of property and assets. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.
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
Certain of our borrowings and other obligations are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates
The 2022 Credit Agreement provides that (i) loans denominated in U.S. dollars, at our option, will bear interest at either the one-month Term Secured Overnight Financing Rate ("SOFR") (with a 0.1% credit spread adjustment and subject to a "zero" floor), (ii) the Daily Simple SOFR (with a 0.1% credit spread adjustment and subject to a "zero" floor) or (iii) an alternate base rate. Under the 2022 Credit Agreement, loans denominated in Pounds Sterling will bear interest at the Daily Simple Sterling Overnight Index Average ("SONIA") (subject to a "zero" floor) and loans denominated in Euros will bear interest at the Euro Interbank Offered Rate ("EURIBOR") (subject to a "zero" floor), in each case, plus an applicable interest rate margin. The interest rate margin will fluctuate based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. An increase in the alternate base rate, Term SOFR, Daily Simple SOFR, SONIA or EURIBOR would increase our interest payment obligations under the 2022 Credit Facilities and could have a negative effect on our cash flow and financial condition.
To mitigate this exposure, on March 1, 2022, we entered into an interest rate swap agreement to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2022 Credit Facilities. However, as the interest rate swap agreement covers only a portion of our outstanding balance under the 2022 Credit Facilities, a substantial portion of our outstanding balance under the 2022 Credit Facilities continues to be exposed to interest rate volatility. An increase in the applicable rates would increase our interest payment obligations under the 2022 Credit Facilities and could have a negative effect on our cash flow and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of August 31, 2022, we leased 39 offices worldwide, including our corporate headquarters located at 45 Glover Avenue, Norwalk, Connecticut, where we occupy 91,718 square feet of office space. Our leased office space also includes our data content collection offices located in India, the Philippines and Latvia and our data centers that support our technological infrastructure located in New Jersey and Virginia.
Refer to the table set forth below for the listing of our leased office space by geographic location. The listing excludes any office locations that we have fully vacated during fiscal 2022 in advance of their original lease expiration dates. We vacated certain leased office space to resize our real estate footprint for our hybrid work environment. We will continue to evaluate our real estate needs; however, we expect that this initiative is largely complete. We believe the amount of leased space as of August 31, 2022 is adequate for our current business needs and that additional space can be available to meet any future needs.

Segment	Leased Location
Americas	Austin, Texas
Boston, Massachusetts
Charlotte, North Carolina
Chicago, Illinois
Jackson, Wyoming
Lakewood, Colorado
Los Angeles, California
New York, New York
Norwalk, Connecticut
Piscataway, New Jersey
Reston, Virginia
San Francisco, California
Sao Paulo, Brazil
Toronto, Canada
Youngstown, Ohio

EMEA	Amsterdam, the Netherlands
Dubai, United Arab Emirates
Frankfurt, Germany
Gothenburg, Sweden
London, England
Luxembourg City, Luxembourg
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Stockholm, Sweden

Asia Pacific	Chennai, India
Hong Kong SAR, China
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
Market Information
Our common stock is listed on the NYSE and NASDAQ under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
High	$469.43	$488.85	$444.57	$454.23
Low	$369.12	$392.82	$356.10	$348.71

2021
High	$357.92	$357.69	$365.77	$383.21
Low	$303.11	$294.21	$302.92	$319.65
Holders of Record – As of October 10, 2022, we had approximately 1,822 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our common stock on October 10, 2022 was $412.78 per share, as reported on the NYSE.
Dividends - During fiscal years 2022 and 2021, our Board of Directors declared the following dividends on our common stock:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	33,795	June 16, 2022
Fourth Quarter	$0.89	August 31, 2022	33,860	September 15, 2022
Total Dividends			$129,693

Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	30,972	June 17, 2021
Fourth Quarter	$0.82	August 31, 2021	30,845	September 16, 2021
Total Dividends			$120,224
Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, and is subject to final determination by our Board of Directors.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2022.

Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of the share repurchase activity during the three months ended August 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
June 2022	2,542	$384.57	—	$181,254
July 2022	1,785	$394.20	—	$181,254
August 2022	2,730	$445.38	—	$181,254
	7,057		—
(1)Relates to shares repurchased to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards.
(2)As of August 31, 2022, a total of $181.3 million remained available for future share repurchases under our existing share repurchase program. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Annual Report on Form 10-K.
Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the Standard & Poor’s 500 Index, the Dow Jones U.S. Financial Services Index and the S&P 500 Financial Exchange and Data Index on August 31, 2017.
The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2022. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2017	2018	2019	2020	2021	2022
FactSet Research Systems Inc.	$100	$146	$173	$223	$242	$276
S&P 500 Index	$100	$117	$118	$142	$183	$160
Dow Jones U.S. Financial Services Index	$100	$122	$117	$113	$169	$139
S&P 500 Financial Exchanges and Data	$100	$130	$160	$187	$232	$191
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For a similar detailed discussion comparing fiscal 2021 and 2020, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended August 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with an open and flexible digital platform that drives the investment community to see more, think bigger and do its best work. Our strategy is to build the leading open content and analytics platform to deliver a differentiated advantage for our clients’ success.
For over 40 years, the FactSet platform has delivered expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2022, we had more than 7,500 clients comprised of approximately 180,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle to include investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our content refinery. Our products and services include workstations, portfolio analytics and enterprise solutions.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and APIs. Our CGS business supports security master files relied on by the investment industry for critical front, middle and back office functions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide them with an open digital platform, connected and reliable data, next-generation workflow solutions and highly committed service specialists.
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. For each of our segments, we execute our strategy through our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.

Business Strategy
As the needs of our clients evolve, they seek personalized and connected data, tools for multi-asset class investing and reduced costs. Clients are also seeking cloud-based solutions, open and flexible systems and increased efficiencies to support their digital transformations.
Our strategy is to build the leading open content and analytics platform to deliver differentiated advantages for our clients’ success. To execute this strategy, we plan on:
•Growing our digital platform: We are scaling up our content refinery to offer a comprehensive and connected inventory of industry, proprietary and third-party data for the financial community. This data includes granular data for key industry verticals, private companies, wealth management, real-time data, and environmental, social and governance data ("ESG"). We are driving personalized workflow solutions for financial professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users and private equity and venture capital professionals. We offer an open ecosystem with solutions and content that is accessible and flexible through a myriad of delivery methods. Our goal is to deliver cloud-based data and analytics to our clients, enabling them to more efficiently manage their workflows.
•Delivering execution excellence: We are building an agile organization that accelerates product creation and content collection. We offer new products designed for delivery via the cloud, making them highly efficient for our clients. We will continue to employ technology to accelerate the pace of content collection and drive expertise in complex data sets such as private companies, ESG and deep sector. Additionally, we are improving our price realization through consistent packaging and internal governance.
•Driving a growth mindset: To drive sustainable growth, we are recruiting, training and empowering a diverse and operationally efficient workforce. As a performance-based culture, we are investing in talent that can create leading technological solutions and efficiently execute our strategy. We use partnerships and acquisitions to accelerate our growth in strategic areas.
Our strategy centers on relentless focus on our clients and their FactSet experience. We aim to be a trusted partner and service provider, offering personalized digital products powered by cognitive computing to research ideas and uncover relevant insights. Additionally, we continually evaluate business opportunities such as partnerships and acquisitions to increase our capabilities and competitive differentiation.
We are focused on growing our global business through three segments: the Americas, EMEA and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources, target our solutions and interact with our clients. We further execute on our growth strategy by offering data, products and analytical applications within our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Fiscal 2022 Year in Review
Revenues for the fiscal year 2022 was $1.8 billion, an increase of 15.9% from the prior year. Revenues increased across our operating segments, primarily in the Americas, followed by EMEA and Asia Pacific, supported by increased revenues from each of our workflow solutions, mainly in CTS, followed by Research & Advisory and Analytics and Trading and our annual price increase. Organic revenues contributed to 9.8% of the growth during fiscal 2022, compared with the prior year period. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures of this Annual Report on Form 10-K for a reconciliation between revenues and organic revenues.
As of August 31, 2022, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.8 billion, an increase of 9.3% over the prior year. Organic ASV increased across all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific, supported by increases in our workflow solutions, mainly Research & Advisory and Analytics & Trading, followed by CTS. Refer to Part II, Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations, Annual Subscription Value of this Annual Report on Form 10-K for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income for the fiscal year 2022 increased 0.3%, compared with the prior year period. Operating margin decreased in fiscal 2022 to 25.8%, compared with 29.8% for fiscal 2021. Operating margin decreased primarily due to impairment charges related to vacating certain leased office space and higher amortization of intangible assets, primarily from the CGS acquisition, partially offset by growth in revenues and lower employee compensation expense, when expressed as a percentage of revenue. Diluted earnings per share ("EPS") decreased 1.1% compared with the prior year.
Our clients and users reached new highs of 7,538 and 179,982, respectively, in fiscal 2022. We returned $144.6 million to stockholders in the form of share repurchases and dividends paid during fiscal 2022.
As of August 31, 2022, our employee count was 11,203, up 2.9% in the past 12 months, due primarily to an increase in net new employees of 4.5% in Asia Pacific and 2.1% in EMEA, partially offset by a decrease of 1.6% in the Americas.
We garnered multiple awards in 2022, with honors spanning multiple workflows, including research, risk, performance, trading and wealth management. We were recognized by over thirty industry awards and rankings reports, including winning four categories in WatersTechnology’s 2022 Inside Market Data & Inside Reference Data awards, Snowflake Marketplace Partner of the Year and Waters Rankings 2022 Best Data Analytic Provider.
CUSIP Global Services Acquisition
On December 24, 2021, we entered into a definitive agreement to acquire CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association ("ABA"), for $1.932 billion in cash, inclusive of working capital adjustments. The acquisition was completed on March 1, 2022. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets. Revenues from CGS are recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS functions as part of CTS.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 6, Acquisitions and Note 12, Debt for more information on these defined terms as well as our acquisition of CGS, the Senior Notes and the 2022 Credit Facilities.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19 ("COVID-19"), was first reported in December 2019, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results during fiscal 2022.
At the outset of the pandemic, we required the vast majority of our employees at our offices across the globe (including our corporate headquarters) to work remotely and implemented global travel restrictions for our employees. Since that time, we have re-opened our offices globally with a focus on safety, while acting consistently with applicable local regulations. As of August 31, 2022, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees, including our ability to gather content. Based on our success working in a remote environment during the COVID-19 pandemic, we have implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role permits, have the opportunity to choose between different work arrangements. These include working in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.
Our revenues, earnings and ASV are relatively stable and predictable as a result of our subscription-based business model. To date, the COVID-19 pandemic has not had a material negative impact on our revenues, earnings or ASV. As we continue to work in remote and hybrid environments, reductions in discretionary spending, particularly travel and entertainment, have more than offset any related increased expenses. Given our transition to our new work standard, we anticipate that many of these expense reductions will continue going forward, including incurring less travel and entertainment spending than we did pre-pandemic. We also reassessed our real estate footprint in light of these new work arrangements and have exited office space that we believe will no longer be necessary. For the year ended as of August 31, 2022, we recognized $62.2 million in impairment charges related to vacating certain leased office space to resize our real estate footprint for the hybrid work environment. While we will continue to evaluate our real estate needs, we expect that this initiative is largely complete, and we do not currently anticipate additional similarly-sized real estate impairment charges as part of the reduction of our real estate footprint.
Refer to Part I, Item 1. Business, Human Capital Management, How We Work and Item 1A. Risk Factors, Operational Risks of this Annual Report on Form 10-K for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the ongoing military conflict between Russia and Ukraine continues, we are closely monitoring the current and potential impact on our business, our people and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. We have discontinued all commercial operations and delivery of products and services to clients inside Russia; have terminated all contracts with vendors in Russia; and have suspended all new business, trials and prospecting activities in Russia. Total revenues associated with clients in Russia were not material to our consolidated financial results, and termination of Russian vendors has not had a material impact on our business or client relationships. We have no offices in Russia or Ukraine, and none of our employees or contractors has been directly impacted by the crisis. We are monitoring the regional and global ramifications of the events in the area, are in close contact with our office in Latvia, and are reviewing our business continuity plans to ensure that we are prepared in the event this office is impacted. Our cybersecurity teams are ready to respond in the event of any attempted systems compromise.
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
–"Professional Services" are revenues derived from project-based consulting and implementation, annualized over the past 12 months.
–"Organic ASV plus Professional Services" at any point in time equals the sum of Organic ASV and Professional Services.
Organic ASV plus Professional Services
The following table presents the calculation of Organic ASV plus Professional Services as of August 31, 2022. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of August 31, 2022
As reported ASV plus Professional Services(1)	$2,002.1
Currency impact(2)	5.1
Acquisition ASV(3)	(170.2)
Organic ASV plus Professional Services	$1,837.0
Organic ASV plus Professional Services growth rate	9.3%
(1)Includes $24.0 million in Professional Services as of August 31, 2022.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.
As of August 31, 2022, Organic ASV plus Professional Services was $1.8 billion, an increase of 9.3% compared with August 31, 2021. The increase in year-over-year Organic ASV was largely attributable to increased sales to existing clients, followed by new client sales and existing client price increases, partially offset by existing client cancellations.

Organic ASV increased across all our geographic segments with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory and Analytics & Trading, followed by CTS. Sales increased in Research & Advisory mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from our performance and reporting products, portfolio analytics solutions and portfolio and benchmark services. CTS sales increased primarily due to purchases of company financial data, such as fundamentals, estimates and ownership, along with data management solutions to empower data connectivity.
Segment ASV
As of August 31, 2022, ASV from the Americas represented 64% of total ASV and was $1,262.4 million, an increase from $1,039.4 million as of August 31, 2021. Americas Organic ASV increased to $1,135.3 million as of August 31, 2022, a 9.3% increase compared with August 31, 2021.
As of August 31, 2022, ASV from EMEA equaled 26% of total ASV and was $515.3 million, an increase from $450.0 million as of August 31, 2021. EMEA Organic ASV increased to $486.0 million as of August 31, 2022, an 8.4% increase compared with August 31, 2021.
As of August 31, 2022, ASV from Asia Pacific comprised 10% of total ASV and was $200.4 million, an increase from $174.7 million as of August 31, 2021. Asia Pacific Organic ASV increased to $191.7 million as of August 31, 2022, a 12.0% increase compared with August 31, 2021.
The increased Organic ASV in the Americas was primarily driven by increased sales of Research & Advisory and Analytics & Trading. The EMEA organic ASV increase was mainly driven by higher sales of Research & Advisory, Analytics & Trading and CTS. The Asia Pacific organic ASV increase was primarily due to increased sales of Analytics & Trading and Research & Advisory.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV growth rates at August 31, 2022, compared with August 31, 2021, were 8.5% and 13.8%, respectively. Buy-side clients account for approximately 83% of our organic ASV, consistent with the prior year period, and primarily include asset managers, wealth managers, asset owners, channel partners, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of and for the Year Ended August 31,
	2022	2021	Change
Clients(1)	7,538	6,453	16.8%
Users	179,982	160,932	11.8%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,538 as of August 31, 2022, a net increase of 16.8%, or 1,085 clients in the last 12 months, mainly due to an increase in corporate clients, wealth management clients, and private equity and venture capital firms. We believe this increase is primarily due to our continued focus on our on- and off-platform workflow-focused solutions, connected content and client-focused services.
As of August 31, 2022, there were 179,982 professionals using FactSet, representing a net increase of 11.8%, or 19,050 users, in the last 12 months, primarily driven by an increase in wealth advisory professionals from our wealth management clients, as well as an increase in sell-side users from our banking clients. The increase in users was mainly due to new wealth management clients, improvement in our client retention and increased new hiring at our banking clients.
Annual ASV retention was greater than 95% of ASV for the period ended August 31, 2022 and August 31, 2021. When expressed as a percentage of clients, annual retention was approximately 92% for the period ended August 31, 2022, an improvement from approximately 91% for the period ended August 31, 2021.

Employee Headcount
As of August 31, 2022, our employee headcount was 11,203, an increase of 2.9% compared with 10,892 employees as of August 31, 2021. This growth in headcount was due to an increase in net new employees of 4.5% in Asia Pacific and 2.1% in EMEA, partially offset by a decrease of 1.6% in the Americas. At August 31, 2022, 7,401 employees were located in Asia Pacific, 2,400 in the Americas and 1,402 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2022 and 2021, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8. of this Annual Report on Form 10-K.
The following table summarizes the results of operations for the periods described:

	Years ended August 31,
(in thousands, except share and per share data)	2022	2021	$ Change	% Change
Revenues	$1,843,892	$1,591,445	$252,447	15.9%
Cost of services	871,106	786,400	84,706	10.8%
Selling, general and administrative	433,032	331,004	102,028	30.8%
Asset impairments	64,272	—	64,272	N/M
Operating income	$475,482	$474,041	$1,441	0.3%

Net income	$396,917	$399,590	$(2,673)	(0.7)%
Diluted weighted average common shares	38,736	38,570
Diluted earnings per common share	$10.25	$10.36	$(0.11)	(1.1)%
Revenues
Revenues in fiscal 2022 was $1.8 billion, an increase of 15.9% compared to the prior year. This increase in revenues was largely attributed to increased sales to existing clients, new client sales and existing client price increases, partially offset by existing client cancellations. Revenues increased across all our segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all our workflow solutions, mainly in CTS, followed by Research & Advisory and Analytics & Trading, compared with the prior year. Organic revenues increased to $1.7 billion for the fiscal year ended 2022, a 9.8% increase over the prior year period. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures of this Annual Report on Form 10-K for further discussion on organic revenues.
The growth in revenues of 15.9% was reflective of organic revenues growth of 9.8% and a 6.6% increase primarily due to the impact of acquisition-related revenues, partially offset by a 0.5% decrease from foreign currency exchange rate fluctuations.

Revenues by Segment
The following table summarizes our revenues by segment for the periods described:

	Years ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Americas	$1,173,946	$1,008,046	$165,900	16.5%
% of revenues	63.7%	63.3%
EMEA	$484,279	$427,700	$56,579	13.2%
% of revenues	26.3%	26.9%
Asia Pacific	$185,667	$155,699	$29,968	19.2%
% of revenues	10.0%	9.8%
Consolidated Revenues	$1,843,892	$1,591,445	$252,447	15.9%
Americas revenues increased 16.5% to $1,173.9 million in fiscal 2022, compared with $1,008.0 million from the same period a year ago. The increased revenues were mainly due to increased sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The revenues growth of 16.5% was due to organic revenues growth of 8.6% and a 7.9% increase due to the impact of acquisition-related revenues.
EMEA revenues increased 13.2% to $484.3 million in fiscal 2022, compared with $427.7 million from the same period in the prior year. This revenues growth was mainly due to increased sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The EMEA revenues growth of 13.2% was driven by organic revenues growth of 10.0% and a 4.2% increase due to the impact of acquisition-related revenues, partially offset by a 1.0% decrease from foreign currency exchange rate fluctuations.
Asia Pacific revenues increased 19.2% to $185.7 million in fiscal 2022, compared with $155.7 million from the same period in the prior year. This revenues growth was mainly due to increased sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The Asia Pacific revenues growth of 19.2% was due mainly to organic revenues growth of 17.2% and a 4.3% increase in acquisition-related revenues, partially offset by a 2.3% decrease from foreign currency exchange rate fluctuations.
Revenues by Workflow Solution
The growth in revenues of 15.9% for fiscal 2022, compared with the same period a year ago, was due to growth in revenues across our segments supported by increased revenues from our workflow solutions, primarily from CTS, followed by Research & Advisory and Analytics & Trading. The increase in CTS revenues was driven mainly by CUSIP related data licensing and issuance revenues and sales of company financial data, such as fundamentals, estimates and ownership. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance and reporting products and portfolio analytics solutions.
Operating Expenses
Principal Operating Costs and Expenses
Cost of services is mainly comprised of employee compensation costs and also includes costs primarily related to data costs, computer-related expenses, amortization of identifiable intangible assets, royalty fees, client-related communication costs and computer depreciation.
Selling, general and administrative ("SG&A") consist primarily of employee compensation costs and also includes expenses related to occupancy costs, professional fees, depreciation of furniture and fixtures, amortization of leasehold improvements, travel and entertainment expenses, marketing costs, non-compensatory employee expenses, internal communication costs and bad debt expense.
Employee compensation costs are a major component of both our cost of services and SG&A. These expenses primarily include costs related to salaries, incentive compensation and sales commissions, stock-based compensation, benefits, employment taxes, and any applicable restructuring costs.

We assign employee compensation costs between costs of services and SG&A based on the roles and activities associated with each employee. We categorize employees within the content collection, consulting, product development, software and systems engineering groups as cost of services personnel. Employees included in our sales department and those that serve in various other support departments, including marketing, business development, finance, legal, human resources and administrative services, are classified as SG&A.
Asset impairments consist primarily of expenses recognized when the carrying amount of an asset exceeds its fair value.
The following table summarizes the components of our total operating expenses and operating margin for the periods described:

(in thousands)	Years ended August 31,
	2022	2021	$ Change	% Change
Cost of services	$871,106	$786,400	$84,706	10.8%
SG&A	433,032	331,004	102,028	30.8%
Asset impairments	64,272	—	$64,272	N/M
Total operating expenses	$1,368,410	$1,117,404	$251,006	22.5%

Operating income	$475,482	$474,041	$1,441	0.3%
Operating Margin	25.8%	29.8%		(13.4)%
Cost of Services
Cost of services increased 10.8% to $871.1 million in fiscal 2022 compared with $786.4 million in the same period a year ago, primarily due to an increase in amortization of intangible assets, computer-related expenses, royalty fees, data costs and employee compensation expense.
Cost of services, when expressed as a percentage of revenues, was 47.2% during fiscal 2022, a decrease of 220 basis points over the prior year period. This decrease was primarily due to lower employee compensation costs, computer depreciation and data costs, partially offset by higher amortization of intangible assets, royalty fees and computer-related expenses.
•Employee compensation costs decreased 430 basis points primarily due to a reduction in salaries related to a shift from high to low cost locations, an increase in stock-based compensation expense and an increase in year-over-year variable compensation, partially offset by a net increase in employee headcount of 120 employees
•Computer depreciation expense decreased by 40 basis points as certain network equipment was fully depreciated during fiscal 2022, with less replacement equipment needed due to our migration to cloud-based hosting services.
•Data costs decreased by 30 basis points due to revenue growth outpacing the cost of content.
•Amortization of intangible assets increased 140 basis points mainly due to increased amortization related to acquired intangible assets, primarily from the CGS acquisition, and increased amortization from capitalized internal-use software.
•Royalty fees increased cost of services 90 basis points due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased 60 basis points due to increased spend from our migration to cloud-based hosting services and licensed software arrangements.
Selling, General and Administrative
SG&A expenses increased 30.8% to $433.0 million during fiscal 2022, compared with $331.0 million from the same period a year ago, primarily due to higher employee compensation expense and professional fees.
SG&A expenses, expressed as a percentage of revenues, were 23.5% in fiscal 2022, an increase of 270 basis points over the prior year period. This increase was primarily due to higher professional fees and employee compensation expense.
•Professional fees increased 80 basis points, primarily driven by costs incurred in connection with the acquisition of CGS.
•Employee compensation expense increased 70 basis points, primarily due to increased variable compensation, a net increase in SG&A employee headcount of 191, increased stock-based compensation expense and higher annual base salaries.

•Occupancy costs decreased 60 basis points mainly driven by vacating leased office space resulting in the recognition of asset impairment charges of our lease right-of-use ("ROU") asset during fiscal 2022. This impairment accelerated the recognition of lease expense, thereby reducing occupancy costs recorded over the remaining lease terms.
Asset Impairments
Asset impairments incurred during fiscal 2022 were $64.3 million, or 3.5% when expressed as a percentage of revenues. This asset impairment charge included $62.2 million related to our lease ROU assets and property, equipment and leasehold improvements associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. We fully impaired our lease ROU assets for locations we vacated, with no intention to sublease. For locations we intend to sublease, we recognized an impairment when the estimated fair value of the lease ROU asset was less than its carrying value. Substantially all the property, equipment and leasehold improvements associated with the vacated lease office space was fully impaired as there are no expected future cash flows for these items.
Operating Income and Operating Margin
Operating income increased 0.3% to $475.5 million in fiscal 2022, compared with $474.0 million in the prior year. This increase was primarily due to growth in revenues of 15.9%, largely offset by higher operating expenses due mainly to impairment charges related to vacating certain leased office space and higher employee compensation expense, amortization of intangible assets, computer-related expenses, professional fees and data costs. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.1 million.
Operating margin decreased in fiscal 2022 to 25.8%, compared with 29.8% for fiscal 2021. Operating margin decreased primarily due to impairment charges related to vacating certain leased office space and higher amortization of intangible assets, royalty fees, professional fees and computer-related expenses, when expressed as a percentage of revenues, partially offset by growth in revenues and lower employee compensation expense, occupancy costs, computer depreciation and data costs, when expressed as a percentage of revenues.
Operating Income by Segment
Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 18, Segment Information, for further discussion regarding our segments. The following table summarizes our operating income by segment for the periods described:

	Years ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Americas	$159,140	$218,180	$(59,040)	(27.1)%
EMEA	196,231	159,704	36,527	22.9%
Asia Pacific	120,111	96,157	$23,954	24.9%
Total Operating Income	$475,482	$474,041	$1,441	0.3%
Americas
Americas operating income decreased 27.1% to $159.1 million during fiscal 2022, compared with $218.2 million from the prior year. This decrease is primarily due to asset impairments, higher employee compensation expense, amortization of intangible assets, computer-related expenses, professional fees, and royalty fees, partially offset by growth in revenues of 16.5%.
•Asset impairments include $62.2 million related to our lease ROU assets and property, equipment and leasehold improvements associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment.
•Employee compensation expense increased primarily due to increased variable compensation, higher stock compensation expense and an increase in annual base salary, partially offset by a decrease in net employee headcount of 39.
•Amortization of intangible assets primarily increased due to amortization related to acquired intangible assets primarily from the CGS acquisition and increased amortization from capitalized internal-use software.
•Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services and licensed software arrangements.
•Professional fees increased primarily due to costs incurred in connection with the acquisition of CGS.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.

EMEA
EMEA operating income increased 22.9% to $196.2 million during fiscal 2022, compared with $159.7 million from the prior year. This increase was primarily due to growth in revenues of 13.2%, a decrease in amortization of intangible assets and a decrease in bad debt expense, partially offset by asset impairments. Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during fiscal 2022. The asset impairments related to vacating certain leased office space to resize our real estate footprint for the hybrid work environment and impacted both our lease ROU assets and property, equipment and leasehold improvements balances.
Asia Pacific
Asia Pacific operating income increased 24.9% to $120.1 million during fiscal 2022, compared with $96.2 million from the prior year. The increase in Asia Pacific operating income was mainly due to growth in revenues of 19.2%, partially offset by an increase in employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries due to a net increase in employee headcount of 321 and increased variable compensation.
Income Taxes

	Years ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Income before income taxes	$443,594	$467,617	(24,023)	(5.1)%
Provision for income taxes	$46,677	$68,027	$(21,350)	(31.4)%
Effective tax rate	10.5%	14.5%		(27.7)%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for fiscal 2022 driven mainly by research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a tax benefit from the exercise of stock options.
The fiscal 2022 provision for income taxes decreased 31.4% to $46.7 million, compared with $68.0 million in fiscal 2021. This decrease was primarily driven by lower pretax income and $11.7 million in higher tax benefits from the exercise of stock options for fiscal 2022, compared with the prior year period.
Net Income and Diluted Earnings per Share

	Years ended August 31,
(in thousands, except for per share data)	2022	2021	$ Change	% Change
Net income	$396,917	$399,590	$(2,673.0)	(0.7)%
Diluted weighted average common shares	38,736	38,570	$166	0.4%
Diluted earnings per common share	$10.25	$10.36	$(0.11)	(1.1)%
Net income decreased 0.7% to $396.9 million and diluted EPS decreased 1.1% to $10.25 for fiscal 2022, compared with fiscal 2021. Net income and diluted EPS decreased primarily due to an increase in operating expenses and interest expense related to our debt refinancing, partially offset by higher revenues and a reduction in the provision for income taxes, compared with the prior year period. Diluted EPS also decreased due to a 0.2 million increase in our diluted weighted average shares outstanding.
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
Organic revenues exclude revenue related to acquisitions and dispositions completed in the last 12 months, the amortization of deferred revenues' fair value adjustments from purchase accounting related to acquisitions prior to fiscal 2022, and the impacts of foreign currency movements on the current year period. Acquisitions during fiscal 2022 were accounted for in accordance with our adoption of ASU No. 2021-08; as such, the deferred revenues did not include a fair value adjustment. Refer to Note 2, Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on ASU No. 2021-08.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Twelve Months Ended August 31,
(In thousands)	2022	2021	$ Change	% Change
Revenues	$1,843,892	$1,591,445	$252,447	15.9%
Deferred revenues fair value adjustment(1)	25	539	(514)	(95.4)%
Adjusted revenues	1,843,917	1,591,984	251,933	15.8%
Acquired revenues(2)	(103,723)	—	(103,723)
Currency impact(3)	7,898	—	7,898
Organic revenues	$1,748,092	$1,591,984	$156,108	9.8%
(1)The amortization effect of the purchase accounting adjustment related to the fair value of acquired deferred revenues. Acquisitions during fiscal 2022 were accounted for in accordance with our adoption of ASU No. 2021-08; as such, the deferred revenues did not include a fair value adjustment.
(2)Revenues from acquisitions completed within the last 12 months.
(3)The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS.

	Twelve Months Ended
	August 31,
(In thousands, except per share data)	2022	2021	Change
Operating income	$475,482	$474,041	0.3%
Deferred revenues fair value adjustment	25	539
Real estate charges	62,205	716
Intangible asset amortization	49,122	23,257
Business acquisition costs	20,608	—
Restructuring / severance	9,975	5,028
Contingent Liability	3,610	—
Transformation costs	3,368	14,113
Adjusted operating income	$624,395	$517,694	20.6%
Operating margin	25.8%	29.8%
Adjusted operating margin(1)	33.9%	32.5%

Net income	$396,917	$399,590	(0.7)%
Deferred revenues fair value adjustment	22	456
Real estate charges	54,789	606
Intangible asset amortization	43,266	19,672
Business acquisition costs	18,151	—
Restructuring / severance	8,786	4,253
Contingent Liability	3,180	—
Transformation costs	2,967	11,938
Income tax items	(7,799)	(4,466)
Adjusted net income(3)	$520,279	$432,049	20.4%

Net income	$396,917	$399,590
Interest expense	35,697	8,200
Income taxes	46,677	68,027
Depreciation and amortization expense	86,683	64,476
EBITDA	$565,974	$540,293	4.8%
Real estate charges	62,205	—
Adjusted EBITDA(2)	$628,179	$540,293	16.3%

Diluted earnings per common share	$10.25	$10.36	(1.1)%
Deferred revenues fair value adjustment	—	0.01
Real estate charges	1.41	0.02
Intangible asset amortization	1.11	0.51
Business acquisition costs	0.47	—
Restructuring / severance	0.23	0.11
Contingent Liability	0.08	—
Transformation costs	0.08	0.31
Income tax items	(0.20)	(0.12)
Adjusted diluted earnings per common share(3)	$13.43	$11.20	19.9%
Weighted average common shares (Diluted)	38,736	38,570

(1)Adjusted operating margin is calculated as adjusted operating income divided by adjusted revenues as shown in the organic revenue table above.
(2)Adjusted EBITDA is calculated as the sum of EBITDA and non-recurring, non-cash charges.
(3)For purposes of calculating adjusted net income and adjusted diluted earnings per share, adjustments were taxed at the annual effective tax rates of 12.3% for fiscal 2022 and 17.8% for fiscal 2021.
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
Sources of Liquidity
Long-Term Debt
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") which provides for a senior unsecured term loan credit facility in an aggregate principal amount of $1.0 billion (the "2022 Term Facility") and a senior unsecured revolving credit facility in an aggregate principal amount of $500.0 million (the "2022 Revolving Facility" and, together with the 2022 Term Facility, the "2022 Credit Facilities"). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. We are required to pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid, which remained at 0.125% through August 31, 2022. The commitment fee can fluctuate between 0.10% and 0.25% per annum based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.
During the third quarter of 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt on a straight-line basis, which approximates the effective interest method.
Loans under the 2022 Term Facility are subject to scheduled amortization payments on the last day of each fiscal quarter, commencing with August 31, 2022 and ending on the last such day to occur prior to the maturity date. Each amortization payment is equal to 1.25% of the original principal amount of the 2022 Term Facility. Any remaining outstanding principal will be repaid in full on March 1, 2025, the maturity date of the 2022 Term Facility. The 2022 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. Prepayments of the 2022 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity. During fiscal 2022, we repaid $250.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $237.5 million.
The 2022 Credit Agreement provides that loans denominated in U.S. dollars, at our option, will bear interest at either (i) the one-month Term SOFR (with a 0.1% credit spread adjustment and subject to a "zero" floor), (ii) the Daily Simple SOFR (with a 0.1% credit spread adjustment and subject to a "zero" floor) or (iii) an alternate base rate. Under the 2022 Credit Agreement, loans denominated in Pounds Sterling will bear interest at the Daily SONIA (subject to a "zero" floor) and loans denominated in Euros will bear interest at the EURIBOR (subject to a "zero" floor), in each case, plus an applicable interest rate margin. The interest rate margin will fluctuate based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
For fiscal 2022, the outstanding borrowings under the 2022 Credit Facilities bore interest at rates equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent through August 31, 2022.
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
The Senior Notes were issued at an aggregate discount of $2.8 million, and during the third quarter of 2022 we incurred approximately $9.1 million in debt issuance costs related to the Senior Notes. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the related debt liability. The debt discounts and debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
The 2027 Notes and the 2032 Notes will mature on March 1, 2027 and March 1, 2032, respectively. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning September 1, 2022.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. The Senior Notes are unsecured unsubordinated obligations, and will be effectively subordinated to any of our existing and future secured obligations, to the extent of the value of the assets securing such obligations.
Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
2022 Swap Agreement
On March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Refer to Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K, for defined terms and more information on the 2022 Swap Agreement.
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement, as the borrower, with PNC Bank, National Association ("PNC"), as the administrative agent and lender (the "2019 Credit Agreement"), which provided for a $750.0 million revolving credit facility (the "2019 Revolving Credit Facility").
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
As of March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement. Refer to Note 12, Debt in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on the termination.
Uses of Liquidity
Returning Value to Shareholders
We returned $144.6 million and $382.6 million to stockholders in the form of share repurchases and dividends paid during fiscal 2022 and 2021, respectively.
Dividends
During fiscal 2022 and 2021, we paid dividends of $125.9 million and $117.9 million, respectively. Our dividends per share increased 8.5% during fiscal 2022 compared to fiscal 2021, which marked the 23rd consecutive year we have increased dividends, highlighting our continued commitment to returning value to stockholders. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.
Share Repurchase Program
As of August 31, 2022, a total of $181.3 million remained authorized for future share repurchases under our share repurchase program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the program. We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.
For the year ended August 31, 2022, we repurchased 46,200 shares for $18.6 million compared with 797,385 shares for $264.7 million for the year ended August 31, 2021. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
Capital Expenditures
For the year ended August 31, 2022, capital expenditures decreased by 16.6% to $51.2 million, compared with $61.3 million during the same period a year ago. Capital expenditures decreased primarily due to costs incurred for the build-out of our office space in the Philippines during the year ended August 31, 2021, partially offset by higher expenditures related to peripherals for our office space in India during the year ended August 31, 2022.
Acquisitions
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of CGS, Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS, previously operated by S&P Global Inc. on behalf of the ABA, for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets.

Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering.
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
Refer to Note 6, Acquisitions, in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further discussion of the CGS, Cobalt and TVL acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2022 and 2021, we had total purchase obligations with suppliers of $373.9 million and $191.9 million, respectively. Our total purchase obligations at the end of both fiscal years primarily related to hosting services and data content. Hosting services support our technology investments related to our migration to cloud-based hosting services, the majority of which rely on third-party hosting providers. Data content is an integral component of the value we provide to our clients. Additional commitments relate primarily to third-party software providers. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The table below, for the periods indicated, provides selected cash flow information:

	Years ended August 31,
(in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$538,277	$555,226	$(16,949)	(3.1)%
Net cash used in investing activities	(2,033,675)	(135,992)	(1,897,683)	1,395.4%
Net cash provided by/(used in) financing activities	1,339,234	(322,711)	1,661,945	(515.0)%
Effect of exchange rate changes on cash and cash equivalents	(22,428)	(263)	(22,165)	NM
Net (decrease) increase in cash and cash equivalents	$(178,592)	$96,260	$(274,852)	(285.5)%
Cash and cash equivalents aggregated to $503.3 million as of August 31, 2022, compared with $681.9 million as of August 31, 2021. Our cash and cash equivalents decreased $178.6 million during the twelve months ended August 31, 2022. This decrease was primarily due to cash outflows of $1,981.6 million for the acquisition of businesses, $825.0 million of debt repayments related to the termination of the 2019 Credit Agreement and partial repayment of the 2022 Term Facility, $125.9 million in dividend payments, $51.2 million of capital expenditures and $18.6 million in share repurchases. These cash outflows were partially offset by inflows of $2,238.4 million from the issuance of new debt related to our 2022 Credit Facilities and Senior Notes, $538.3 million from net cash provided by operating activities and $86.0 million in proceeds from the exercise of employee stock options.
Our cash and cash equivalents are held in numerous locations throughout the world, with $221.1 million in the Americas, $199.6 million in EMEA (predominantly in the UK) and the remaining $82.6 million in Asia Pacific (predominantly in the Philippines and India) as of August 31, 2022. We are permanently reinvested in all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.

Operating
For fiscal 2022, net cash provided by operating activities was $538.3 million, compared with $555.2 million for fiscal 2021, a decrease of $16.9 million. This decrease was primarily driven by the timing of tax payments in certain jurisdictions and higher accounts receivable due to increased sales and an increase in days sales outstanding.
Investing
For fiscal 2022, net cash used in in investing activities was $2,033.7 million, compared with $136.0 million for fiscal 2021, an increase of $1,897.7 million. This increase was primarily driven by higher spend on acquisitions of $1,923.6 million mainly related to the cash purchase of CGS for $1,931.5 million, inclusive of working capital adjustments, and the cash purchase of Cobalt for $50.0 million, net of cash acquired and inclusive of working capital adjustments, during the twelve months ended August 31, 2022, compared with the cash purchase of TVL for $41.9 million, net of cash acquired, in the prior year period. The increase in net cash used in investing was partially offset by a decrease in net purchases of investments (net of proceeds) of $15.7 million and a decrease in capital expenditures of $10.2 million compared with the prior year period.
Financing
For fiscal 2022, net cash inflow from financing activities was $1,339.2 million, compared with a net cash outflow of $322.7 million for fiscal 2021, an increase of $1,661.9 million. This cash inflow was mainly driven by $2,238.4 million in proceeds received from the 2022 Credit Facilities and Senior Notes, a $246.1 million reduction in repurchases of common stock, and a $21.9 million increase in proceeds from employee stock plans, partially offset by the repayment of $825.0 million of debt related to the termination of the 2019 Credit Agreement and partial repayment of the 2022 Term Facility.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$538,277	$555,226	$(16,949)
Capital expenditures(1)	(51,156)	(61,325)	10,169
Free cash flow	$487,121	$493,901	$(6,780)
(1)Capital expenditures are included in net cash used in investing activities during each fiscal period reported and include property, equipment, leasehold improvements and capitalized internal-use software.
During fiscal 2022, we generated free cash flow of $487.1 million, compared with $493.9 million in fiscal 2021. This decrease of $6.8 million was primarily due to a $16.9 million decrease in operating cash flows, partially offset by a $10.2 million decrease in capital expenditures. The operating cash flows decrease was primarily driven by the timing of tax payments in certain jurisdictions and an increase in days sales outstanding. Capital expenditures decreased primarily due to costs incurred for the build-out of our office space in the Philippines during fiscal 2021, partially offset by higher peripherals for our office space primarily in India during fiscal 2022.
Off-Balance Sheet Arrangements
At August 31, 2022 and 2021, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing other debt arrangements, or other contractually limited purposes.

Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate this foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our foreign currency exposures related to the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso ranging from 25% to 75% over their respective hedged periods as of August 31, 2022.
During fiscal 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.1 million, compared with a $5.4 million decrease to operating income in the prior year. The current foreign currency forward contracts are set to mature at various points between the first quarter of fiscal 2023 through the fourth quarter of fiscal 2023. A loss on foreign currency forward contracts of $7.9 million was recorded into operating income during fiscal 2022, compared with a gain of $5.0 million in fiscal 2021.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase British Pound Sterling, Euros, Indian Rupees and Philippine Pesos with U.S. dollars:

	August 31, 2022			August 31, 2021
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£44,200	$55,567		£37,700	$51,754
Euro		€37,500	40,679		€33,800	40,674
Indian Rupee	Rs	2,667,928	33,600	Rs	2,585,198	33,800
Philippine Peso	₱	1,462,060	27,000	₱	1,414,928	28,500
Total			$156,846			$154,728
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
We describe our significant accounting policies in Note 2, Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K.
We disclose the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The critical accounting estimates and judgments that we believe to have the most significant impacts to our Consolidated Financial Statements are described below.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, research and development ("R&D") and other tax credits, tax audit settlements, the tax benefit from stock option exercises and the foreign derived intangible income ("FDII") tax deduction.
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

To account for unrecognized tax benefits, we first determine whether it is more likely than not (defined as a likelihood of more than 50%) that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. The determination of liabilities related to unrecognized tax benefits, including associated interest and penalties, requires significant estimates. There can be no assurance that we will accurately predict the outcomes of these audits, however, we have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates. For this reason and due to ongoing audits by multiple tax authorities, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.
We accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. This interest is classified as income tax expense in the financial statements.
Refer to Note 10, Income Taxes in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
Stock-based Compensation
We measure compensation expense for all stock-based awards made to our employees and board of directors ("non-employees") using the Black-Scholes model or the lattice-binomial-option pricing model to estimate the grant-date fair value. Both models involve certain estimates and subjective assumptions regarding our stock price volatility, the expected life of the award, the term selected for the risk-free rate, and the expected dividend yield. The binomial model also incorporates market conditions, vesting restrictions and exercise patterns.
Our performance-based equity awards require management to make assumptions regarding the probability of achieving the relevant performance condition, which is reviewed on a quarterly basis. The number of performance-based awards that vest will be predicated on achieving performance levels during the measurement period subsequent to the date of grant.
We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is revised if actual forfeitures differ from those estimates.
The assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, which involve inherent uncertainties. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could differ from amounts recorded. Refer to Note 16, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
Goodwill and Intangible Assets
Goodwill is assigned to one or more reporting units on the date of acquisition. Our reporting units are the same as our reportable segments. Goodwill is not amortized as it is estimated to have an indefinite life. We test our goodwill for impairment annually during the fourth quarter of each fiscal year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of our reporting units below its respective carrying amount.
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely (a likelihood of more than 50%) than not the fair value of the reporting unit is less than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our services. We also consider the share price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying amount of a reporting unit with its fair value, by applying the income approach, utilizing the discounted cash flow method, along with other relevant market information. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

Our identifiable intangible assets are classified as an ABA business process, client relationships, software technology, developed technology, acquired databases, data content, and trade names resulting from acquisitions or capitalization of costs related to on-premises internal-use software. We amortize intangible assets over their estimated useful lives, which are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.
Intangible assets are tested for impairment qualitatively on a quarterly basis. An impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the asset. Recoverability is determined by comparing the carrying amount of the intangible asset to the estimated undiscounted future cash flows expected to be generated by the asset. Significant judgment is involved in determining the assumptions used in estimating future cash flows. If it is determined that the intangible asset is not recoverable, the impairment loss would be calculated based on the excess of the carrying amount of the intangible asset over its fair value.
Refer to Note 8, Goodwill and Note 9, Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further details.
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
Long-lived Assets
We perform a qualitative review on a quarterly basis of our long-lived assets, comprised of property, equipment and leasehold improvements. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows (undiscounted and excluding interest charges). If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is recognized to the extent that such asset's carrying value exceeds its fair value, based on the most appropriate valuation technique, including discounted cash flows.
In determining indicators for impairment, we take various factors into account, including, but not limited to, a significant decline in our expected future cash flows, changes in expected useful life, unanticipated competition, slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. A significant amount of judgment is involved in determining if an indicator of impairment has occurred and in calculating the inputs to the impairment calculation such as estimates related to future cash flows and asset fair values, forecasting asset useful lives and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions included in our impairment assessment, we may be exposed to losses that could be material.
Refer to Note 7, Property, Equipment and Leasehold Improvements in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for further information.
Contingencies
We are subject to various legal proceedings, claims and litigation that have arisen in the ordinary course of business, which involve inherent uncertainties. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be affected.
New Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations. Current market events have not required us to modify materially or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk or interest rate risk.
Foreign Currency Transaction Risk
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate the volatility and uncertainty of our exchange rate risk, we entered into foreign currency forward contracts with major institutions related to our primary currencies of the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. These forward contracts are designed to hedge anticipated foreign currency transaction exposure ranging from 25% to 75% over the hedge term. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedged exposure affects earnings.
During fiscal 2022, we recognized a loss on foreign currency forward contracts of $7.9 million, compared with a gain of $5.0 million in fiscal 2021. During fiscal 2022, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.1 million, compared with a decrease of $5.4 million in fiscal 2021.
As of August 31, 2022, a hypothetical 10% weaker U.S. dollar would have increased the fair value of our outstanding foreign currency forward contracts by $14.5 million. If we had no hedges in place as of August 31, 2022, with operating results and exchange rates held constant in local currency, the same hypothetical 10% weaker U.S. dollar against all foreign currencies would have resulted in a decrease in operating income by $39.0 million.
Refer to Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on our foreign currency exposures and our foreign currency forward contracts.
Foreign Currency Translation
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in the results of operations and our financial condition. We recorded a translation loss of $74.7 million and a gain of $0.8 million in AOCL for the years ended August 31, 2022 and 2021, respectively.
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of August 31, 2022 we had Cash and cash equivalents of $503.3 million and Investments of $33.2 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on our cash and cash equivalents.
Debt
2022 Credit Agreement
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. As of August 31, 2022 we had an outstanding principal balance of $750.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. The outstanding borrowings under the 2022 Credit Facilities bore interest at rates equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent through August 31, 2022.
The variable rate of interest on our debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this risk, on March 1, 2022, we entered into the 2022 Swap Agreement with a notional amount of $800.0 million, to hedge a portion of our SOFR rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by

$100.0 million on a quarterly basis as of May 31, 2022 and is maturing on February 28, 2024. As of August 31, 2022, the notional amount was $600.0 million.
Thus, our exposure is limited to fluctuations in SOFR related to our outstanding SOFR borrowings in excess of amounts not hedged, or $400.0 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in a $1.0 million change to our annual interest expense.
Refer to Note 12, Debt for more information on our outstanding borrowings as of August 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility for Financial Statements
Our management prepares and is responsible for the fairness, integrity and objectivity of our Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on our management’s estimates and judgments. All financial information in this Report on Form 10-K has been presented on a basis consistent with the information included in the accompanying financial statements.
Our policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of the New York Stock Exchange, the NASDAQ Stock Market and the corporate governance requirements of the Sarbanes-Oxley Act of 2002. Our management, with oversight by our Board of Directors, has established and maintains a strong ethical climate so that our affairs are conducted to the highest standards of personal and corporate conduct.
We maintain accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, we assessed our internal control over financial reporting as of August 31, 2022 and issued a report (see below).
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for FactSet. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In accordance with the guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, our management's assessment of the effectiveness of our internal control over financial reporting excluded CUSIP Global Services ("CGS"), which we acquired in the third quarter of fiscal 2022. Excluding goodwill and intangible assets, CGS represented 5% percent of our total assets as of August 31, 2022 and 5% percent of our consolidated revenues for fiscal year 2022. Refer to Note 6, Acquisitions, for additional information on the CGS acquisition.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2022. Ernst & Young LLP (PCAOBID: 42), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report on the subsequent page.

/s/ F. PHILIP SNOW	/s/ LINDA S. HUBER

F. Philip Snow	Linda S. Huber
Chief Executive Officer	Executive Vice President, Chief Financial Officer
October 21, 2022	October 21, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 21, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of income tax provision
Description of the Matter
As discussed in Note 2, Significant Accounting Policies, and Note 10, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2022, the Company recognized a consolidated provision for income taxes of $46.7 million with $18.1 million related to its U.S. operations and $28.6 million related to its Non-U.S. operations.

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

Among other audit procedures performed, we evaluated the reasonableness of management’s allocation methodologies by analyzing the methodology based on the Company’s structure, operations and current tax law. We recalculated income tax expense using management’s methodology and agreed the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax law to management’s allocation methodologies and tax position. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party reports and advice obtained by the Company. We also performed a sensitivity analysis to evaluate the effect from changes in management’s allocation methodologies and assumptions. We have evaluated the Company’s income tax disclosures included in Note 10, Income Taxes, of the Consolidated Financial Statements in relation to these matters.

Valuation of Intangible Assets from Business Acquisition
Description of the Matter
As described in Note 6, Acquisitions, to the Consolidated Financial Statements, during the year ended August 31, 2022, the Company completed the CUSIP Global Services business acquisition for total consideration of $1.932 billion, inclusive of working capital adjustments. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities with the residual being allocated to goodwill.

Auditing the Company’s accounting for the CUSIP Global Services acquisition required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of identified intangible assets for the acquired ABA business process and customer relationships. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of the ABA business process and customer relationships as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the ABA business process and customer relationships included revenue growth rates and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the valuation of intangible assets from the acquisition. For example, we tested controls over management’s review of the valuation models and the significant assumptions described above.

To test the estimated fair value of the acquired ABA business process and customer relationships, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired business. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired ABA business process and customer relationships that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain significant assumptions used by the Company. We have evaluated the Company’s business acquisition disclosures included in Note 6, Acquisitions, of the Consolidated Financial Statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Stamford, CT
October 21, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on Internal Control over Financial Reporting
We have audited FactSet Research System Inc.’s (the Company) internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CGS, which are included in the 2022 Consolidated Financial Statements of the Company and constituted 5% of total assets, excluding goodwill and other intangible assets, net, as of August 31, 2022 and 5% of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CGS.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 Consolidated Financial Statements of the Company and our report dated October 21, 2022, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, CT
October 21, 2022

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2022	2021	2020
Revenues	$1,843,892	$1,591,445	$1,494,111
Operating expenses
Cost of services	871,106	786,400	695,446
Selling, general and administrative	433,032	331,004	342,505
Asset impairments	64,272	—	16,500
Total operating expenses	1,368,410	1,117,404	1,054,451

Operating income	475,482	474,041	439,660

Other income (expense), net
Interest expense, net	(29,522)	(6,394)	(9,829)
Other income (expense), net	(2,366)	(30)	(2,697)
Total other income (expense), net	(31,888)	(6,424)	(12,526)

Income before income taxes	443,594	467,617	427,134

Provision for income taxes	46,677	68,027	54,196
Net income	$396,917	$399,590	$372,938

Basic earnings per common share	$10.48	$10.56	$9.83
Diluted earnings per common share	$10.25	$10.36	$9.65

Basic weighted average common shares	37,864	37,856	37,936
Diluted weighted average common shares	38,736	38,570	38,646
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2022	2021	2020
Net income	$396,917	$399,590	$372,938
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	5,245	(504)	674
Foreign currency translation adjustment gains (losses)	(74,666)	835	34,577
Other comprehensive income (loss)	(69,421)	331	35,251
Comprehensive income	$327,496	$399,921	$408,189
*For the fiscal years ended August 31, 2022, 2021 and 2020, the net unrealized gain (loss) on cash flow hedges disclosed above were net of a tax expense of $1,657 thousand, tax benefit of $162 thousand, and a tax expense of $251 thousand, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2022	2021
ASSETS
Cash and cash equivalents	$503,273	$681,865
Investments	33,219	35,984
Accounts receivable, net of reserves of $2,776 at August 31, 2022 and $6,431 at August 31, 2021	204,102	151,187
Prepaid taxes	38,539	13,917
Prepaid expenses and other current assets	91,214	50,625
Total current assets	870,347	933,578

Property, equipment and leasehold improvements, net	80,843	131,377
Goodwill	965,848	754,205
Intangible assets, net	1,895,909	134,986
Deferred taxes	3,153	2,250
Lease right-of-use assets, net	159,458	239,064
Other assets	38,747	29,480
TOTAL ASSETS	$4,014,305	$2,224,940

LIABILITIES
Accounts payable and accrued expenses	$108,395	$85,777
Current lease liabilities	29,185	31,576
Accrued compensation	114,808	104,403
Deferred revenues	152,039	63,104
Dividends payable	33,860	30,845
Total current liabilities	438,287	315,705

Long-term debt	1,982,424	574,535
Deferred taxes	8,800	14,752
Deferred revenues, non-current	7,212	8,394
Taxes payable	34,211	30,279
Long-term lease liabilities	208,622	259,980
Other liabilities	3,341	4,942
TOTAL LIABILITIES	$2,682,897	$1,208,587
Commitments and contingencies (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 41,653,218 and 41,163,192 shares issued, 38,044,756 and 37,615,419 shares outstanding at August 31, 2022 and 2021, respectively	417	412
Additional paid-in capital	1,190,350	1,048,305
Treasury stock, at cost: 3,608,462 and 3,547,773 shares at August 31, 2022 and 2021, respectively	(930,715)	(905,917)
Retained earnings	1,179,739	912,515
Accumulated other comprehensive loss	(108,383)	(38,962)
TOTAL STOCKHOLDERS’ EQUITY	$1,331,408	$1,016,353

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,014,305	$2,224,940
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$396,917	$399,590	$372,938
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	86,683	64,476	57,614
Amortization of lease right-of-use assets	43,032	42,846	43,185
Stock-based compensation expense	56,003	45,065	36,579
Deferred income taxes	(8,715)	(4,602)	10,626
Impairment charge	64,272	—	16,500
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(32,980)	3,646	(8,608)
Accounts payable and accrued expenses	12,815	2,068	12,427
Accrued compensation	14,524	21,815	16,446
Deferred fees	(6,100)	5,078	5,571
Taxes payable, net of prepaid taxes	(19,275)	26,298	(24,224)
Lease liabilities, net	(48,628)	(42,750)	(33,340)
Other, net	(20,271)	(8,304)	126
Net cash provided by operating activities	538,277	555,226	505,840
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(51,156)	(61,325)	(77,642)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,981,641)	(58,056)	—
Purchases of investments	(878)	(18,787)	(2,736)
Proceeds from maturity or sale of investments	—	2,176	6,746
Net cash used in investing activities	(2,033,675)	(135,992)	(73,632)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	2,238,355	—	—
Repayment of debt	(825,000)	—	—
Payments of debt issuance costs	(9,736)	—	—
Dividend payments	(125,934)	(117,927)	(110,439)
Proceeds from employee stock plans	86,047	64,177	95,520
Repurchases of common stock	(18,639)	(264,702)	(199,625)
Other financing activities	(5,859)	(4,259)	(3,531)
Net cash provided by/(used in) financing activities	1,339,234	(322,711)	(218,075)
Effect of exchange rate changes on cash and cash equivalents	(22,428)	(263)	11,673
Net (decrease) increase in cash and cash equivalents	(178,592)	96,260	225,806
Cash and cash equivalents at beginning of period	681,865	585,605	359,799
Cash and cash equivalents at end of period	$503,273	$681,865	$585,605

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$29,525	$8,021	$12,876
Cash paid during the year for income taxes, net of refunds	$76,252	$46,588	$69,092

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$33,860	$30,845	$29,283
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2019	40,104,192	$401	$806,973	1,986,352	$(433,799)	$373,225	$(74,544)	$672,256
Net income						372,938		372,938
Other comprehensive loss							35,251	35,251
Common stock issued for employee stock plans	630,520	7	95,515	75	(21)			95,501
Vesting of restricted stock	32,996	—		11,945	(3,511)			(3,511)
Repurchases of common stock				739,084	(199,625)			(199,625)
Stock-based compensation			36,579					36,579
Dividends declared						(113,014)		(113,014)
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						399,590		399,590
Other comprehensive loss							331	331
Common stock issued for employee stock plans	360,877	4	64,173	318	(104)			64,073
Vesting of restricted stock	34,607	—		12,614	(4,155)			(4,155)
Repurchases of common stock				797,385	(264,702)			(264,702)
Stock-based compensation			45,065					45,065
Dividends declared						(120,224)		(120,224)
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						396,917		396,917
Other comprehensive income							(69,421)	(69,421)
Common stock issued for employee stock plans	450,527	5	86,042	260	(128)			85,919
Vesting of restricted stock	39,499	—		14,229	(6,031)			(6,031)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation			56,003					56,003
Dividends declared						(129,693)		(129,693)
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial data and analytics company with an open and flexible digital platform that drives the investment community to see more, think bigger, and do its best work. Our strategy is to build the leading open content and analytics platform to deliver a differentiated advantage for our clients’ success.
For more than 40 years, the FactSet platform has delivered expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2022, we had more than 7,500 clients comprised of approximately 180,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle to include investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content ("content refinery"). Our products and services include workstations, portfolio analytics and enterprise solutions.
We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. We combine dedicated client service with open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CGS business supports security master files relied on by the investment industry for critical front, middle and back office functions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide them with an open digital platform, connected and reliable data, next-generation workflow solutions and highly committed service specialists.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, for further discussion. For each of our segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS").

2. SIGNIFICANT ACCOUNTING POLICIES
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
Reclassification
We reclassified a fiscal 2020 comparative figure related to the impairment of an investment in a company from Selling, general and administrative to Asset impairments in the Consolidated Statement of Income to conform to the current year's presentation.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates may have been made in areas that include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, long-live assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Revenue Recognition
The majority of our revenues are derived from client access to our multi-asset solutions powered by our suite of connected content available over the contractual term (referred to as the "hosted platform"). The hosted platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics, and enterprise solutions. We also provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "identifier platform").
We determined that the majority of each of our hosted platform and identifier platform services represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms, with revenue recognized over-time as performance is satisfied on an output time-based measure of progress, as the client is simultaneously receiving and consuming the benefits of the platform.
We record deferred revenues when cash payments are received or we have a contractual right to bill in advance.
Stock-Based Compensation
We measure compensation expense for all stock-based awards made to employees and members of our board of directors ("non-employees"), using the Black-Scholes model or the lattice-binomial option-pricing model ("binomial model") to calculate the grant-date fair value. Both models involve several assumptions, including the expected term of the awards, volatility of our common stock, risk-free interest rates and our dividend yield.
We rely on the Black-Scholes model for our non-employee options, non-employee restricted stock units and common stock acquired under our employee stock purchase plan and the binomial model for our employee stock options, employee restricted stock units and employee performance share units. The binomial model incorporates market conditions, vesting restrictions and exercise patterns.
For restricted stock units and performance share units, the grant date fair value is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.
For stock-based awards with service conditions, we use the straight-line method to recognize compensation expense over the requisite service period. For stock-based awards that also include performance conditions, the graded vesting method is used to determine compensation expense over the requisite service period if achievement of the performance condition is determined to be probable, which is reviewed on a quarterly basis. Compensation expense for all stock-based awards is recorded net of estimated forfeitures which are based on historical forfeiture rates and revised if actual forfeitures differ from those estimates.
For our employee stock purchase plan, compensation expense is recognized on a straight-line basis over the offering period.
Research and Product Development Costs
We do not have a separate research and product development ("R&D") department, but rather these costs primarily consist of non-compensatory employee expenses, such as salaries and related benefits for our product development, software engineering and technical support departments and certain third parties, collaborating with our strategists, product and content managers, technologists, sales and other team members to develop new products and process innovations and enhance existing products. Our R&D costs are expensed as incurred and are primarily recorded in employee compensation costs (included in our Cost of services and SG&A expenses in the Consolidated Statements of Income). We incurred research and product development costs of $255.1 million, $250.1 million and $224.0 million during fiscal years 2022, 2021 and 2020, respectively.
Income Taxes
We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not to be realized.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We classify the liability for unrecognized tax benefits as Taxes Payable (non-current) and to the extent that we anticipate payment of cash within one year, the benefit will be classified as Taxes Payable (current) in the Consolidated Balance Sheets.
We accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, and classify this interest as income tax expense in the Consolidated Statements of Income.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds available for withdrawal without restriction or with original maturities of 90 days or less. The carrying value of our cash and cash equivalents approximates fair value.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for any potential uncollectible amounts. Our accounts receivable includes unbilled receivables that are short-term in nature and expected to be billed and earned within one year. We evaluate our allowance to include expected credit losses and collectability trends based on a variety of factors, including our historical write-off activity, current economic environment, customer-specific information and expectations of future economic conditions. Our allowance is recorded to SG&A in the Consolidated Statements of Income and we assess the adequacy of the allowance on a quarterly basis. Recoveries of accounts previously reserved are recognized as a reversal to SG&A when payment is received. We write-off account balances when we have exhausted our collection efforts.
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

We perform a qualitative review of the carrying amount of our property, equipment and leasehold improvements on a quarterly basis. Should projected undiscounted future cash flows be less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required.
Goodwill
Goodwill at the reporting unit level is tested for impairment annually, and more frequently if impairment indicators exist. Goodwill is deemed to be impaired and written-down in the period in which the carrying value of the reporting unit exceeds its fair value. We have three reporting units, Americas, EMEA and Asia Pacific, which are consistent with our operating segments.
We may first elect to perform a qualitative analysis for the reporting units to determine whether it is more likely (a likelihood of more than 50 percent) than not the fair value of the reporting unit is less than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our services. We also consider the share price both in absolute terms and in relation to peer companies.
If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists. The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying amount of a reporting unit with its fair value, by applying the income approach, utilizing the discounted cash flow method, along with other relevant market information. The annual review of carrying value of goodwill requires us to develop estimates of future business performance. These estimates are used to derive expected cash flows and include assumptions regarding future sales levels and the level of working capital needed to support a given business. The discounted cash flow model also includes a determination of our weighted average cost of capital by reporting unit. Cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact present value of expected cash flows used in determining fair value of a reporting unit. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.
We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis and concluded it was more likely than not the fair value of each reporting unit was greater than its respective carrying value and no impairment charge was required.
Intangible Assets
Acquired Intangible Assets
Our identifiable intangible assets are classified as an ABA business process, client relationships, software technology, developed technology, acquired databases, data content and trade names resulting from previous acquisitions. We amortize intangible assets over their estimated useful lives, which are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Amortizable intangible assets are tested for impairment qualitatively on a quarterly basis, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The intangible assets have no assigned residual values.
Internally Developed Software
Our developed technology intangible also includes capitalized internal and external costs incurred during the application development stage related to developing, modifying or obtaining software for internal-use. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software, generally three to five years. These assets are subject to the impairment test guidance specified in the acquired intangible assets disclosure above.
Leases
Our lease portfolio consists of operating leases primarily related to our office space. We determine if an arrangement qualifies as a lease at inception by evaluating if there is an identified asset and whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. For operating leases with a term greater than one year, we recognize operating lease assets and lease liabilities as the present value of future minimum lease payments (including fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term beginning at the commencement date. Certain adjustments to our lease right-of-use ("ROU") assets may be required due to prepayments, lease incentives received and initial direct costs incurred. Operating leases are included in operating Lease right-of-use assets, net, Current lease liabilities and Long-term lease liabilities on our Consolidated Balance Sheets.
Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate ("IBR") at the lease commencement date in determining the present value of future payments and subsequently reassessed upon a modification to the lease arrangement. Our IBR is derived by selecting U.S. corporate yield curves observed for public companies that are reflective of our credit rating adjusted to approximate a secured rate of borrowing. We also consider revisions to the rate to reflect the geographic location where the leased asset is located.
Certain of our lease agreements include options to extend and options to terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise. We account for the lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense). Variable lease payments are not included in the calculation of the lease ROU asset and lease liability and are recognized as occupancy costs and expensed as incurred.
We review our lease assets for impairment when there is an indication that the asset may no longer be recoverable. The impairment assessment requires significant judgments and estimates, including estimated subtenant rental income, discount rates and future cash flows based on our experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction to the carrying value of the Lease right-of-use assets, net with a corresponding increase to Asset impairments on our Consolidated Balance Sheets and Consolidated Statements of Income, respectively.
Accrued Compensation
Compensation costs primarily include costs related to salaries, incentive compensation and sales commissions, equity compensation costs, benefits, employment taxes, and any applicable restructuring costs. A significant portion of these costs are discretionary. We review our accrued compensation estimates on a quarterly basis to adjust our accruals, taking into account, among other thing, our financial results, how our overall performance tracks against management’s expectations, the individual employee's performance and historical performance.
Derivative Instruments
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies. Our primary currency exposures include the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates relative to the U.S. dollar. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations in our operating expenses and reduce the volatility of earnings and cash flows associated with changes in foreign currency. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge.
Interest Rate Swap Agreement
We use interest rate swap agreements to hedge the variability of our cash flows resulting from floating interest rates on our debt. We pay interest at a fixed interest rate at specified intervals in exchange for receiving interest based on a floating interest rate that we are hedging per the contractual terms of our debt agreement, throughout the life of the interest rate swap agreement.
Derivative Instrument Classification
For derivative instruments that we designate at inception and that qualify as a cash flow hedge in accordance with applicable accounting guidance, the changes in fair value for these cash flow hedges are initially reported as a component of accumulated other comprehensive loss ("AOCL") and subsequently reclassified to the Consolidated Statements of Income within SG&A for the foreign currency forward contract and interest expense for the interest rate swap agreements, when the hedged exposure affects earnings. All derivatives are assessed for effectiveness at each reporting period and we do not have any derivatives not designated as hedging instruments. We do not enter into cash flow hedges for trading or speculative purposes.
Treasury Stock
We account for repurchased common stock at the market price on the trade date under the cost method, with the treasury shares included as a reduction of our Stockholders’ equity. Repurchased shares of our common stock are held as treasury shares until they are reissued or retired. When treasury shares are reissued, if the issuance price is higher than the average price paid to acquire the shares ("the cost"), the excess of the issuance price over the cost is credited to additional paid-in capital ("APIC"). If the issuance is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock, with the remaining balance charged to Retained earnings.
We account for the formal retirement of treasury shares by deducting its par value from common stock, reflecting any excess of over par value as a reduction to APIC (to the extent created by previous issuances of the shares) and then Retained earnings.
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
Foreign Currency Translation and Remeasurement
Certain wholly-owned subsidiaries operate under a functional currency different from the U.S. dollar, including our primary currency exposures of the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso.
The financial statements of our foreign subsidiaries that are local currency functional are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. The resulting translation gains and losses that arise from translating these assets, liabilities, revenue and expenses of our foreign operations are recorded in AOCL as a component of stockholders’ equity.
For the financial statements of our foreign subsidiaries that are U.S. dollar functional, but maintain their books of record in their respective local currency, we remeasure our revenues and expenses into U.S. dollars at the average rates of exchange for the period, monetary assets and liabilities using period-end rates and non-monetary assets and liabilities at their historical rates. The resulting remeasurement gains and losses that arise from remeasuring these assets and liabilities of our foreign operations are recorded to SG&A in the Consolidated Statements of Income.
Concentrations of Credit Risks
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
Accounts Receivable
Our accounts receivable are subject to collection risk as they are unsecured and derived from revenue earned from clients located around the globe. We do not require collateral from our clients. We maintain reserves for potential write-offs and evaluate the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented more than 3% of our total subscription revenue in any period presented. As of August 31, 2022 and 2021, the receivable reserve was $2.8 million and $6.4 million, respectively.
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

Concentrations of Data Content Providers
We integrate data from various third-party sources into our hosted propriety data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the year ended August 31, 2022.
Recently Adopted Accounting Pronouncements
As of the beginning of fiscal 2022, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect.
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
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. We elected to early adopt this accounting standard in the second quarter of fiscal 2022, with retrospective application to business combinations that occurred in the current fiscal year. Results of operations for quarterly periods prior to September 1, 2021 remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisitions of CGS and Cobalt Software, Inc. were accounted for in accordance with ASU 2021-08. Refer to Note 6, Acquisitions for further information. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA contains several revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax of certain large corporations and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. We are in the process of evaluating the impact of the IRA; however, we do not expect this law to have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncements issued or effective as of August 31, 2022 have had or are expected to have a material impact on our Consolidated Financial Statements.

3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset solutions powered by our suite of connected content available over the contractual term (referred to as the "hosted platform"). The hosted platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics, and enterprise solutions. We also provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "identifier platform").
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
Disaggregated Revenues
We disaggregate revenues from contracts with clients by our segments which consist of the Americas, EMEA and Asia Pacific. We believe these segments are reflective of how we manage our business and the markets in which we serve and best depict the nature, amount, timing and uncertainty of revenues and cash flows related to contracts with clients. Segment revenues reflect sales to our clients based on their respective geographic locations. Refer to Note 18, Segment Information, for further information.
The following table presents this disaggregation by segment:

	August 31,
(in thousands)	2022	2021	2020
Americas	$1,173,946	$1,008,046	$943,649
EMEA	$484,279	$427,700	$406,498
Asia Pacific	$185,667	$155,699	$143,964
Total Revenue	$1,843,892	$1,591,445	$1,494,111
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2022 and 2021. We did not have any transfers between levels of fair value measurements during the periods presented. We held no Level 3 assets or liabilities measured at fair value on a recurring basis as of August 31, 2022 and 2021.

(in thousands)	Fair Value Measurements at August 31, 2022
	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$179,330	$—	$179,330
Mutual Funds(2)	—	33,219	33,219
Derivative instruments(3)	—	12,412	12,412
Total assets measured at fair value	$179,330	$45,631	$224,961

Liabilities
Derivative instruments(3)	$—	$8,307	$8,307
Total liabilities measured at fair value	$—	$8,307	$8,307

(in thousands)	Fair Value Measurements at August 31, 2021
	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$232,519	$—	$232,519
Mutual funds(2)	—	35,984	35,984
Derivative instruments(3)	—	1,384	1,384
Total assets measured at fair value	$232,519	$37,368	$269,887

Liabilities
Derivative instruments(3)	$—	$4,181	$4,181
Total liabilities measured at fair value	$—	$4,181	$4,181
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

(3)Our derivative instruments include our foreign exchange forward contracts and interest rate swap agreements. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads, and are classified as Level 2 assets. To estimate fair value for our interest rate swap agreements, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments for more information on our derivative instruments designed as cash flow hedges and their classification within the Consolidated Balance Sheets.
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to our tangible fixed assets, lease ROU assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. These non-financial assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill.
During the twelve months ended August 31, 2022, we incurred an impairment charge of $62.2 million related to our lease ROU assets and property, equipment and leasehold improvements associated with vacating certain leased office space. For those locations we anticipate subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. We fully impaired the lease ROU assets for locations we will not sublease and substantially all the property, equipment and leasehold improvements associated with the related vacated leased office space as there are no expected cash flows related to these items. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments are classified within Level 3 of the fair value hierarchy.
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
The following table summarizes the outstanding principal amount, estimated fair value and related hierarchy level, unamortized discounts debt issuance costs and net carrying value of our debt as of August 31, 2022 and 2021.

		August 31, 2022		August 31, 2021
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$470,525	$—	$—
2032 Notes	Level 1	500,000	438,205	—	—
2022 Term Facility	Level 3	750,000	750,975	—	—
2022 Revolving Facility	Level 3	250,000	249,075	—	—
2019 Revolving Credit Facility	Level 2	—	—	575,000	575,000
Total principal amount		$2,000,000	$1,908,780	$575,000	$575,000
Total unamortized discounts and debt issuance costs		(17,576)		(465)
Total net carrying value of debt		$1,982,424		$574,535

5. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
Foreign Currency Forward Contracts
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As such, we are exposed to movements in foreign currency exchange rates. We utilize derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness, and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to credit-worthy financial institutions. Refer to Note 2, Significant Accounting Policies – Concentrations of Credit Risk, for further discussion on counterparty credit risk.
In designing a specific hedging approach, we considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated Other Comprehensive Loss ("AOCL") and subsequently reclassified into Operating expenses when the hedge is settled. There was no discontinuance of foreign currency cash flow hedges during fiscal 2022 or fiscal 2021, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
As of August 31, 2022, we maintained foreign currency forward contracts to hedge a portion of our exposures related to the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. We entered into a series of forward contracts to mitigate our currency exposure ranging from 25% to 75% over their respective hedged periods. The current foreign currency forward contracts are set to mature at various points between the first quarter of fiscal 2023 through the fourth quarter of fiscal 2023.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase British Pound Sterling, Euros, Indian Rupees and Philippine Pesos with U.S. dollars as of August 31, 2022 and 2021.

	August 31, 2022			August 31, 2021
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£44,200	$55,567		£37,700	$51,754
Euro		€37,500	40,679		€33,800	40,674
Indian Rupee	Rs	2,667,928	33,600	Rs	2,585,198	33,800
Philippine Peso	₱	1,462,060	27,000	₱	1,414,928	28,500
Total			$156,846			$154,728
Refer to Foreign Currency Exchange Risk in Part II, Item 7A of this Annual Report on Form 10-K for further discussion of our exposure to foreign exchange rate fluctuations.
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
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis as of May 31, 2022 and is maturing on February 28, 2024. As of August 31, 2022, the notional amount of the 2022 Swap Agreement was $600.0 million.
We have designated and accounted for the 2022 Swap Agreement as a cash flow hedge with the unrealized gains or losses recorded in AOCL, net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement are subsequently reclassified into Interest expense, net in the Consolidated Statements of Income. Since its inception on March 1, 2022 and through August 31, 2022, the interest rate swap was considered highly effective. Refer to Note 12, Debt, for further discussion of the 2022 Credit Facilities.
Refer to Interest Rate Risk in Part II, Item 7A of this Annual Report on Form 10-K for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	August 31, 2022	August 31, 2021
Foreign currency forward contracts	$156,846	$154,728
Interest rate swap agreement	600,000	287,500
Total cash flow hedges	$756,846	$442,228
The following is a summary of the fair values of the derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	August 31, 2022	August 31, 2021	Balance Sheet Classification	August 31, 2022	August 31, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$1,384	Accounts payable and accrued expenses	$8,307	$1,201
Interest rate swap agreement	Prepaid expenses and other current assets	10,621	—	Accounts payable and accrued expenses	—	1,934
	Other assets	1,791	—	Other liabilities	—	1,045
Total cash flow hedges		$12,412	$1,384		$8,307	$4,181

All derivatives were designated as hedging instruments as of August 31, 2022 and 2021, respectively.
Derivatives in Cash Flow Hedging Relationships
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for each of the three fiscal years ended August 31, 2022, 2021 and 2020:

(in thousands)	Gain (Loss) Reclassified in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2022	2021	2020		2022	2021	2020
Foreign currency forward contracts	$(16,356)	$1,660	$5,049	SG&A	$(7,867)	$5,027	$(1,556)
Interest rate swap agreement	17,245	745	(6,138)	Interest expense, net	1,854	(1,956)	(458)
Total cash flow hedges	$889	$2,405	$(1,089)		$(6,013)	$3,071	$(2,014)

As of August 31, 2022, we estimate that net pre-tax derivative gains of $2.3 million included in AOCL will be reclassified into earnings within the next 12 months. As of August 31, 2022, our cash flow hedges were effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of August 31, 2022 and 2021, there were no material amounts recorded net on the Consolidated Balance Sheets.
6. ACQUISITIONS
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of CUSIP Global Services ("CGS"), Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS, previously operated by S&P Global Inc. on behalf of the American Bankers Association ("ABA"), for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back office functions. CGS is the exclusive provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets. The CGS purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the CGS acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.
The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets[1]	$29,728
Amortizable intangible assets
ABA business process	1,583,000	36 years	Straight-line
Client relationships	164,000	26 years	Straight-line
Acquired databases	46,000	15 years	Straight-line
Goodwill	214,970
Current liabilities[2]	(104,691)
Deferred revenues, long-term	(1,481)
Total purchase price	$1,931,526
1.Includes an accounts receivable balance of $29.5 million.
2.Includes a deferred revenues balance of $99.4 million. The CGS acquisition was accounted for in accordance with our adoption of ASU No. 2021-08; as such, the deferred revenues did not include a fair value adjustment. Refer to Note 2, Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of this Annual Report on Form 10-K for more information on ASU No. 2021-08.
Goodwill totaling $215.0 million represents the excess of the CGS purchase price over the fair value of net assets acquired, representing future economic benefits that we expect to achieve as a result of the acquisition, and is included in the Americas segment. Goodwill generated from the CGS acquisition is deductible for income tax purposes. The majority of the net assets acquired relate to an ABA business process intangible which is a renewable license agreement with the ABA to manage the issuance, maintenance and access to the CUSIP numbering system and related database of CUSIP identifiers. This intangible asset's valuation and associated useful life considers the nature of the business relationship, multi-year term of the current agreement and the likelihood of long-term renewals. The useful life assigned to the Client relationships intangible asset considers the strong historical client retention and client renewals as a basis for expected future retention. The useful life assigned to Acquired databases considers the historical period of data collection and the limited changes to the data on an annual basis.
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA, and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. CGS functions as part of CTS. Pro forma information has not been presented because the effect of the CGS acquisition is not material to our Consolidated Financial Statements.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the Cobalt acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.
The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$540
Amortizable intangible assets
Software technology	7,750	5 years	Straight-line
Client relationships	4,800	11 years	Straight-line
Goodwill	41,338
Other assets	34
Current liabilities	(4,437)
Other liabilities	(7)
Total purchase price	$50,018
Goodwill totaling $41.3 million represents the excess of the Cobalt purchase price over the fair value of net assets acquired and is included in the Americas and EMEA segments. Goodwill generated from the Cobalt acquisition is not deductible for income tax purposes. The useful life assigned to the Client relationships intangible asset considers the historical client retention as a basis for expected future retention. The useful life assigned to Software technology considers our historical experience and anticipated technological changes.
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
7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following:

(in thousands)	August 31,
	2022	2021
Leasehold improvements	$184,425	$197,719
Computers and related equipment	104,514	136,213
Furniture and fixtures	58,143	58,212
Subtotal	$347,082	$392,144
Less accumulated depreciation and amortization	(266,239)	(260,767)
Property, equipment and leasehold improvements, net	$80,843	$131,377
Depreciation expense was $24.3 million, $30.4 million and $32.2 million for fiscal years 2022, 2021 and 2020, respectively.
During fiscal 2022, we incurred an impairment charge of $30.7 million for property, equipment and leasehold improvements related to vacating certain leased office space. Refer to Note 4, Fair Value Measures, for more information on the property, equipment and leasehold improvements assets impairment methodology.

8. GOODWILL
Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2022 and 2021 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2020	$386,195	$320,427	$3,081	$709,703
Acquisitions	$43,893	$—	$—	$43,893
Foreign currency translations	—	723	(114)	609
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Acquisitions	256,324	428	—	256,752
Foreign currency translations	—	(44,491)	(618)	(45,109)
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level, which is consistent with our segments, for potential impairment, and, if impaired, we write down our goodwill to fair value based on the present value of discounted cash flows. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis, consistent with the timing and methodology of previous years. We concluded it was more likely than not that the fair value of each of our segments was not less than its respective carrying value and no impairment charge was required.
9. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		August 31, 2022			August 31, 2021
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$21,986	$1,561,014	$—	$—	$—
Client relationships	8 to 26	263,163	55,405	207,758	101,077	49,139	51,938
Software technology	5 to 9	122,363	96,567	25,796	121,556	87,207	34,349
Developed technology	3 to 5	80,956	33,676	47,280	57,666	21,278	36,388
Acquired databases	15	46,000	$1,533	44,467	—	—	—
Data content	5 to 20	32,305	24,973	7,332	36,681	26,835	9,846
Trade names	15	6,693	4,431	2,262	6,900	4,435	2,465
Total		$2,134,480	$238,571	$1,895,909	$323,880	$188,894	$134,986
The weighted average useful life of our intangible assets at August 31, 2022 was 32.8 years. As described in Note 6, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets excluding those acquired from CGS at August 31, 2022 was 9.6 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment, nor a material change to the estimated remaining useful lives of our intangible assets during fiscal years 2022 and 2021. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets was $62.4 million, $31.5 million, and $25.4 million during fiscal years 2022, 2021, and 2020, respectively.

As of August 31, 2022, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2023	$89,450
2024	80,238
2025	73,818
2026	65,685
2027	62,409
Thereafter	1,524,309
Total	$1,895,909

10. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.
Provision and Components for Income Taxes
The provision for income taxes is as follows:

(in thousands)	Years ended August 31,
	2022	2021	2020
U.S. operations	$281,971	$311,767	$280,283
Non-U.S. operations	161,623	155,850	146,851
Income before income taxes	$443,594	$467,617	$427,134

U.S. operations	$18,107	$40,595	$31,926
Non-U.S. operations	28,570	27,432	22,270
Total provision for income taxes	$46,677	$68,027	$54,196

Effective tax rate	10.5%	14.5%	12.7%
The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2022	2021	2020
Current
U.S. federal	$12,766	$26,734	$9,332
U.S. state and local	10,936	13,894	8,034
Non-U.S.	31,690	32,001	26,204
Total current taxes	$55,392	$72,629	$43,570

Deferred
U.S. federal	$(4,722)	$1,031	$13,332
U.S. state and local	(874)	(1,064)	2,665
Non-U.S.	(3,119)	(4,569)	(5,371)
Total deferred taxes	$(8,715)	$(4,602)	$10,626
Total provision for income taxes	$46,677	$68,027	$54,196

The fiscal 2022 provision for income taxes decreased 31.4% to $46.7 million, compared with $68.0 million in fiscal 2021. This decrease was primarily driven by lower pretax income and $11.7 million in higher tax benefits from the exercise of stock options for fiscal 2022, compared with the prior year period.
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for fiscal 2022 driven mainly by research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a tax benefit from the exercise of stock options.
The following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2022	2021	2020
Tax at U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	1.8	2.1	3.1
Foreign income at other than U.S. rates	(1.2)	(1.0)	(1.4)
Foreign derived intangible income ("FDII") deduction	(2.2)	(1.9)	(1.8)
Income tax benefits from R&D tax credits	(4.1)	(3.9)	(3.8)
Stock-based payments	(3.4)	(2.2)	(3.7)
Other, net	(1.4)	0.4	(0.7)
Effective tax rate	10.5%	14.5%	12.7%
We are permanently reinvested in all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax. It is not practicable to determine the amount of unremitted earnings that are permanently reinvested and the taxes that would be payable if these amounts were repatriated to the U.S.
Deferred Tax Assets and Liabilities
The significant components of deferred tax assets recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	At August 31,
	2022	2021
Deferred tax assets:
Lease Liabilities	$45,842	$55,416
Stock-based compensation	30,382	22,847
Unrealized tax loss on investment	4,216	4,135
Other	19,943	11,199
Total deferred tax assets	$100,383	$93,597
At August 31, 2022, we had pre-tax federal and state net operating loss carryforwards ("NOLs") of approximately $34.8 million and $13.8 million, respectively. The carryforwards may be used to offset future taxable income. The federal NOLs have an indefinite carryforward and the state NOLs have various expiration dates, beginning August 31, 2025. Utilization of the NOLs may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.

The significant components of deferred tax liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	At August 31,
	2022	2021
Deferred tax liabilities:
Depreciation on property, equipment and leasehold improvements	$19,855	$17,133
Purchased intangible assets, including acquired technology	57,098	44,773
Lease right-of-use assets	27,540	43,904
Other	1,537	289
Total deferred tax liabilities	$106,030	$106,099
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
We classify the liability for unrecognized tax benefits as Taxes Payable (non-current) and to the extent that we anticipate payment of cash within one year, the benefit will be classified as Taxes Payable (current). Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, recorded in Provision for income taxes in the Consolidated Statements of Income and Taxes Payable (non-current) within the Consolidated Balance Sheets.
The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized income tax benefits as of August 31, 2019	$10,884
Additions based on tax positions related to the current year	3,533
Release for tax positions of prior years	(2,086)
Unrecognized income tax benefits as of August 31, 2020(1)	$12,331
Additions based on tax positions related to the current year	4,259
Release for tax positions of prior years	(1,720)
Unrecognized income tax benefits as of August 31, 2021(1)	$14,870
Additions based on tax positions related to the current year	7,959
Release for tax positions of prior years	(2,658)
Unrecognized income tax benefits as of August 31, 2022(1)	$20,171
(1)The unrecognized income tax benefits include accrued interest of $1.4 million, $1.3 million and $0.9 million as of August 31, 2022, 2021 and 2020, respectively.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2022, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2019	through	2021
State (various)	2019	through	2021

Europe
United Kingdom	2019	through	2021
France	2019	through	2021
Germany	2018	through	2021

11. LEASES
Our lease portfolio is primarily related to our office space, under various operating lease agreements. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated IBR. Certain adjustments to our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for the lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense).
As of August 31, 2022, we recognized $159.5 million of Lease right-of-use assets, net and $237.8 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheet. Such leases have a remaining lease term ranging from less than one year to just over 13 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.
The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of August 31, 2022:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2023	$38,696
2024	35,316
2025	33,245
2026	32,540
2027	31,716
Thereafter	114,016
Total	$285,529
Less: Imputed Interest	47,722
Present Value	$237,807
The components of lease cost related to the operating leases were as follows:

	Years ended August 31,
(in millions)	2022	2021
Operating lease cost[1]	$38.8	$42.8
Variable lease cost[2]	$11.5	$14.6
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	At August 31,
	2022	2021
Weighted average remaining lease term (in years)	8.6	9.4
Weighted average discount rate (IBR)	4.4%	4.3%
The following table summarizes supplemental cash flow information related to our operating leases:

	Years ended August 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$43.0	$42.1
Lease ROU assets obtained in exchange for lease liabilities[1,3]	$9.3	$6.4
Reductions to ROU assets resulting from reductions to lease liabilities[2,3]	$(17.5)	$(0.7)
1.Primarily includes new lease arrangements entered into during the period and contract modifications that extend our lease terms and/or provide additional rights.
2.Primarily includes modifications to our lease agreements based on contractual options or negotiations that allow for early termination that result in a reduction to our future minimum lease payments.
3.We reclassified prior year comparative figures from Lease ROU assets obtained in exchange for lease liabilities to Reductions to ROU assets resulting from reductions to lease liabilities to conform to the current year's presentation.

During fiscal 2022, we incurred an impairment charge of $31.5 million related to our lease ROU assets associated with vacating certain leased office space. Refer to Note 4, Fair Value Measures, for more information on the lease ROU assets impairment methodology.

12. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discount and debt issuance costs. Our total debt obligations as of August 31, 2022 and August 31, 2021 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	August 31, 2022	August 31, 2021
2019 Credit Agreement
2019 Revolving Credit Facility (terminated on March 1, 2022)	3/29/2019	3/29/2024	$—	$575,000

2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	750,000	—
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	—

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	—
2032 Notes	3/1/2022	3/1/2032	500,000	—

Total unamortized discounts and debt issuance costs			(17,576)	(465)

Total Long-term debt			$1,982,424	$574,535
As of August 31, 2022, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2023	$—
2024	—
2025	750,000
2026	—
2027	750,000
Thereafter	500,000
Total	$2,000,000
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
On March 1, 2022, we borrowed $1.0 billion under the 2022 Term Facility and $250.0 million of the available $500.0 million under the 2022 Revolving Facility. We are required to pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid which remained at 0.125% through August 31, 2022. The commitment fee can fluctuate between 0.10% and 0.25% per annum based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement and to pay related transaction fees, costs and expenses.
During the third quarter of 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt on a straight-line basis, which approximates the effective interest method.
Loans under the 2022 Term Facility are subject to scheduled amortization payments on the last day of each fiscal quarter, commencing with August 31, 2022 and ending on the last such day to occur prior to the maturity date. Each amortization payment is equal to 1.25% of the original principal amount of the 2022 Term Facility. Any remaining outstanding principal will be repaid in full on March 1, 2025, the maturity date of the 2022 Term Facility. The 2022 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. Prepayments of the 2022 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity. During fiscal 2022, we repaid $250.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $237.5 million.
The 2022 Credit Agreement provides that loans denominated in U.S. dollars, at our option, will bear interest at either (i) the one-month Term SOFR (with a 0.1% credit spread adjustment and subject to a "zero" floor), (ii) the Daily Simple SOFR (with a 0.1% credit spread adjustment and subject to a "zero" floor) or (iii) an alternate base rate. Under the 2022 Credit Agreement, loans denominated in Pounds Sterling will bear interest at the Daily Simple Sterling Overnight Index Average ("SONIA") (subject to a "zero" floor) and loans denominated in Euros will bear interest at the Euro Interbank Offered Rate ("EURIBOR") (subject to a "zero" floor), in each case, plus an applicable interest rate margin. The interest rate margin will fluctuate based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio.
For fiscal 2022, the outstanding borrowings under the 2022 Credit Facilities bore interest at rates equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent through August 31, 2022. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including limitations on indebtedness of non-guarantor subsidiaries, liens, sale and leaseback transactions, mergers and certain other fundamental changes and change in nature of business. The 2022 Credit Agreement contains a financial covenant requiring maintenance of a total leverage ratio, permitting netting up to $350.0 million of unrestricted cash and cash equivalents, no greater than (a) 4.00 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on May 31, 2022, (b) 3.75 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on August 31, 2023 and (c) 3.50 to 1.00 as of the last day of each fiscal quarter beginning with the fiscal quarter ending on August 31, 2024, but if we consummate a material acquisition where the aggregate consideration payable is $200.0 million or more, we may, on no more than two occasions, increase the maximum total leverage ratio then applicable under the financial covenant by 0.50 to 1.00 with respect to the fiscal quarter in which such material acquisition is consummated and the subsequent four consecutive fiscal quarters. We were in compliance with all the covenants and requirements of the 2022 Credit Agreement during fiscal 2022.
The 2022 Credit Agreement provides that, in the event that we no longer have a senior unsecured non-credit enhanced long-term debt rating or a corporate rating from at least two of the rating agencies where such rating is Baa3, BBB- or BBB-, respectively, or higher, (i) our wholly-owned domestic subsidiaries will be required to guarantee the 2022 Credit Facilities, subject to customary exceptions, (ii) we will be subject to limitations on additional indebtedness, investments, dispositions, restricted payments and burdensome agreements, and (iii) we will be required to maintain an interest coverage ratio of no less than 3.00 to 1.00 for any period of four consecutive fiscal quarters. We were in compliance with the required interest coverage ratio during fiscal 2022.
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
The Senior Notes were issued at an aggregate discount of $2.8 million, and during the third quarter of 2022 we incurred approximately $9.1 million in debt issuance costs related to the Senior Notes. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the related debt liability. The debt discounts and debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
The 2027 Notes and the 2032 Notes will mature on March 1, 2027 and March 1, 2032, respectively. Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, beginning September 1, 2022. The Senior Notes are unsecured unsubordinated obligations, and will be effectively subordinated to any of our existing and future secured obligations, to the extent of the value of the assets securing such obligations.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
Swap Agreements
On March 5, 2020, we entered into the 2020 Swap Agreement to hedge a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995%. On March 1, 2022, we terminated the 2020 Swap Agreement and concurrently entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
Interest Expense
On March 1, 2022, the 2019 Revolving Credit Facility and 2020 Swap Agreement were both terminated and concurrently replaced with the 2022 Credit Facilities, Senior Notes and 2022 Swap Agreement.
For the twelve months ended August 31, 2022 and August 31, 2021, we recorded interest expense on our outstanding debt, including the related amortization of debt issuance costs and debt discounts, net of the effects of the interest rate swap agreement, of $35.2 million and $8.1 million, respectively in Interest expense, net in the Consolidated Statements of Income.

Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 2.02% and 1.38% as of August 31, 2022 and August 31, 2021, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
13. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
We accrue non-income-tax liabilities for contingencies when we believe that a loss is probable, and the amount can be reasonably estimated. Judgment is required to determine both probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We review accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 10, Income Taxes for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2022 and 2021, we had total purchase obligations with suppliers of $373.9 million and $191.9 million, respectively. Our total purchase obligations at the end of both fiscal years primarily related to hosting services and data content. Hosting services support our technology investments related to our migration to cloud-based hosting services, the majority of which rely on third-party hosting providers. Data content is an integral component of the value we provide to our clients. Additional commitments relate primarily to third-party software providers. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of August 31, 2022 and 2021, we had outstanding capital commitments related to an investment of $1.1 million and $2.3 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of August 31, 2022 we had approximately $0.5 million, compared to $2.8 million as of August 31, 2021, of standby letters of credit outstanding. No liabilities related to these arrangements are reflected in the Company's Consolidated Balance Sheets.
Contingencies
Income Taxes
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
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at August 31, 2022, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.

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
As of August 31, 2022, we have concluded that a payment to the Commonwealth is probable. We recorded an accrual which is not material to our consolidated financial statements. While we believe that the assumptions and estimates used to determine the accrual are reasonable, future developments could result in adjustments being made to this accrual. If we are presented with a formal assessment for any of these matters, we believe that we will ultimately prevail; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
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
14. STOCKHOLDERS’ EQUITY
Shares of common stock outstanding were as follows:

(in thousands)	Years ended August 31,
	2022	2021	2020
Balance, beginning of year at September 1, 2021, 2020 and 2019, respectively	37,615	38,030	38,118
Common stock issued for employee stock plans	490	395	663
Repurchase of common stock from employees(1)	(14)	(13)	(12)
Repurchase of common stock under the share repurchase program	(46)	(797)	(739)
Balance, end of year at August 31, 2022, 2021, and 2020 respectively	38,045	37,615	38,030
(1)For fiscal years 2022, 2021 and 2020, we repurchased 14,489, 12,932 and 11,945 shares, or $6.2 million, $4.3 million and $3.5 million, of common stock, respectively, primarily to satisfy tax withholding obligations due upon the vesting of stock-based awards.
Share Repurchase Program
As of August 31, 2022, a total of $181.3 million remained authorized for future share repurchases under our share repurchase program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the program.

We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.
For the year ended August 31, 2022, we repurchased 46,200 shares for $18.6 million compared with 797,385 shares for $264.7 million for the year ended August 31, 2021. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 12, Debt for more information on the 2022 Credit Facilities.
Restricted Stock
Restricted stock awards entitle the holders to receive shares of common stock as the awards vest over time. For the year ended August 31, 2022, 39,499 shares of previously granted restricted stock vested and were included in common stock outstanding as of August 31, 2022 (recorded net of 14,489 shares repurchased from employees at a cost of $6.2 million to cover their cost of taxes upon vesting of the restricted stock). For the year ended August 31, 2021, 34,607 shares of previously granted restricted stock vested and were included in common stock outstanding as of August 31, 2021 (recorded net of 12,932 shares repurchased from employees at a cost of $4.3 million to cover their cost of taxes upon vesting of the restricted stock).
Dividends
Our Board of Directors declared dividends for the full years ended August 31, 2022 and August 31, 2021 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total amount (in thousands)	Payment Date
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	33,795	June 16, 2022
Fourth Quarter	$0.89	August 31, 2022	33,860	September 15, 2022
Total Dividends			$129,693

Fiscal 2021
First Quarter	$0.77	November 30, 2020	$29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	30,972	June 17, 2021
Fourth Quarter	$0.82	August 31, 2021	30,845	September 16, 2021
Total Dividends			$120,224
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
On April 28, 2022, our Board of Directors approved a 8.5% increase in the regular quarterly dividend from $0.82 to $0.89 per share.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	August 31, 2022	August 31, 2021
Accumulated unrealized losses on cash flow hedges, net of tax	$3,149	$(2,095)
Accumulated foreign currency translation adjustments	(111,532)	(36,867)
Total AOCL	$(108,383)	$(38,962)

15. EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS is computed using the treasury stock method, by dividing net income by the cumulative weighted average common shares that are outstanding or are issuable upon the exercise of outstanding stock-based compensation awards during the period. Performance-based awards stock-based compensation awards that are out-of-the-money are omitted from the calculation of diluted EPS until the reporting period in which the performance criteria has been met.
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computation is as follows.

	Twelve Months Ended
	August 31,
(in thousands, except per share data)	2022	2021	2020
Numerator
Net income used for calculating basic and diluted income per share	$396,917	$399,590	$372,938
Denominator
Weighted average common shares used in the calculation of basic income per share	37,864	37,856	37,936
Common stock equivalents associated with stock-based compensation plan	872	714	710
Shares used in the calculation of diluted income per share	38,736	38,570	38,646
Basic income per share	$10.48	$10.56	$9.83
Diluted income per share	$10.25	$10.36	$9.65
Dilutive potential common shares consist of stock options and unvested performance-based awards. As of August 31, 2022 and August 31, 2021, there were 329,189 and 1,750 stock options excluded from the calculation of diluted EPS, respectively, as they were out-of-the-money and their inclusion would have been anti-dilutive.
Performance-based awards are omitted from the calculation of diluted EPS until it is determined that the performance criteria has been met at the end of the reporting period. As of August 31, 2022 and August 31, 2021, there were 60,725 and 68,990 performance-based awards excluded from the calculation of diluted EPS, respectively.
16. STOCK-BASED COMPENSATION
We measure compensation expense for all stock-based awards made to our employees and board of directors ("non-employees") using the Black-Scholes model or the lattice-binomial option-pricing model ("binomial model") to estimate the grant-date fair value.
We utilize the Black-Scholes model for new non-employee director stock option grants, non-employee restricted stock units ("RSUs") and common stock acquired under our employee stock purchase plan ("ESPP"), and the binomial model for new employee stock option grants, employee RSUs and employee performance share units ("PSUs").
Both models involve certain estimates and assumptions such as:
•Risk-free interest rate - based on the U.S. Treasury yield curve in effect at the time of grant with maturities equal to the expected terms of the stock-based awards granted.
•Expected life - the weighted average period the stock-based awards are expected to remain outstanding.
•Expected volatility - based on a blend of historical volatility of the stock-based award's useful life and the weighted average implied volatility for call option contracts traded in the 90 days preceding the stock-based award's valuation date.
•Dividend yield - the expectation of dividend payouts based on our history.
Additionally, the binomial model incorporates market conditions, vesting restrictions and exercise patterns.

For stock-based awards with service conditions, we use the straight-line method to recognize compensation expense over the requisite service period. For stock-based awards that also include performance conditions, the graded vesting method is used to determine compensation expense over the requisite service period if achievement of the performance condition is determined to be probable, which is reviewed on a quarterly basis. Compensation expense for all stock-based awards is recorded net of estimated forfeitures which are based on historical forfeiture rates and revised if actual forfeitures differ from those estimates.
For RSUs and PSUs, the grant date fair value is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.
We recognized total stock-based compensation expense of $56.0 million, $45.1 million and $36.6 million in fiscal 2022, 2021 and 2020, respectively. As of August 31, 2022, $109.3 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years. There was no stock-based compensation capitalized as of August 31, 2022 and 2021, respectively.
Stock Option Awards
A summary of stock option activity is as follows:

	Number Outstanding (thousands)		Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)(1)	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2019	2,524		$168.50
Granted – employees	424		$256.43	$60.33
Granted – non-employee directors	16		$271.51	$54.74
Exercised(2)	(588)		$145.54
Forfeited	(122)		$218.36
Outstanding as of August 31, 2020	2,254		$189.32
Granted – employees	418		$317.17	$78.31
Granted – non-employee directors	12		$318.20	$82.01
Exercised(2)	(322)		$166.36
Forfeited	(85)		$237.23
Outstanding as of August 31, 2021	2,277		$214.89
Granted – employees	348		$433.09	$103.49
Granted – non-employee directors	6		$428.71	$109.11
Exercised(2)	(414)		$178.57
Forfeited	(128)		$301.05
Outstanding as of August 31, 2022	2,089	(3)	$253.85		$194.4	6.2
Options vested and exercisable as of August 31, 2022	1,035		$189.12		$252.8	4.7
Options expected to vest as of August 31, 2022	974		$314.18		$116.4	7.6
(1)The aggregate intrinsic value represents the difference between our closing stock price as of August 31, 2022 of $433.34 and the exercise price, multiplied by the number of options exercisable as of that date.
(2)The total pre-tax intrinsic value of stock options exercised during fiscal 2022, 2021 and 2020 was $104.1 million, $54.3 million and $85.0 million, respectively.
(3)As of August 31, 2022, a total of 2,089,231 shares underlying the stock option awards were unvested and outstanding, which results in unamortized stock-based compensation of $60.1 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.2 years.

Employee Stock Option Awards
During the twelve months ended August 31, 2022, the majority of the 348,458 employee stock options granted under the FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated (the "LTIP") were related to the annual employee grant on November 1, 2021.
The November 1, 2021 grant vests ratably over five years on the anniversary date of the grant with the majority of the remaining employee stock options granted during fiscal 2022 vesting ratably over four years. All employee stock options granted during fiscal 2022 expire ten years from the date the options were granted.
The following table includes the weighted average inputs to the binomial model to estimate the grant-date fair value of the employee stock options granted.

	2022			2021			2020
Term structure of risk-free interest rate	0.07%	—	2.99%	0.04%	—	1.67%	0.10%	—	1.79%
Expected life (years)	6.9			7.1			7.2
Term structure of volatility	24%	—	25%	26%	—	27%	25%	—	25%
Dividend yield	0.86%			0.12%			1.09%
Non-Employee Directors' Stock Option Awards
On January 18, 2022, we granted 6,329 stock options under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the “Director Plan”) which provides for the grant of stock-based awards, including stock options, to non-employee directors of FactSet. The expiration date of the Director Plan is December 19, 2027. The January 18, 2022 grant vests 100% after three years on the anniversary date of the grant and expires seven years from the date the options were granted.
Restricted Stock Awards
A summary of Restricted Stock Award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2019	124		$205.47
Granted - employee Restricted Stock Awards(1) (2)	74		$252.17
Vested - employee RSUs	(33)		$197.37
Forfeited(1)	(19)		$198.53
Balance at August 31, 2020	146		$231.55
Granted - employee Restricted Stock Awards(1) (2)	99		$312.86
Vested - employee Restricted Stock Awards	(35)		$208.67
Forfeited(1)	(13)		$267.23
Balance at August 31, 2021	197		$274.10
Granted - employee Restricted Stock Awards(1) (2)	103		$418.16
Granted – non-employee directors RSUs(1)	2		$425.29
Vested - Restricted Stock Awards	(40)		$242.87
Forfeited(1)	(29)		$323.16
Balance at August 31, 2022	233	(3)	$338.87
(1)Each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares under the LTIP.
(2)During the fiscal year ended August 31, 2022 we granted 71,978 RSUs and 30,704 PSUs. During the fiscal year ended August 31, 2021 we granted 62,960 RSUs and 36,424 PSUs. During the fiscal year ended August 31, 2020 we granted 36,709 RSUs and 36,888 PSUs.
(3)As of August 31, 2022, a total of 233,408 shares underlying the restricted stock awards were unvested and outstanding, which results in unamortized stock-based compensation of $49.2 million to be recognized as stock-based compensation expense over the remaining vesting period of 2.8 years.

Employee Restricted Stock Awards
Our LTIP provides for the grant of stock-based awards, including awards of restricted stock units ("RSUs") and performance share units ("PSUs"; RSUs and PSUs, collectively, "Restricted Stock Awards"). The Restricted Stock Awards are subject to continued employment over a specified period. The Restricted Stock Awards granted to employees entitle the holders to shares of common stock as the Restricted Stock Awards vest over time, but not to dividends declared on the underlying shares, while the stock subject to the Restricted Stock Awards is unvested. Vesting of the shares underlying the PSUs are also subject to achieving certain specified performance levels during the measurement period subsequent to the date of grant.
During the twelve months ended August 31, 2022, we granted 102,682 Restricted Stock Awards of which 71,978 were RSUs and 30,704 were PSUs. The majority of the Restricted Stock Awards granted are related to the annual employee grant on November 1, 2021. From this grant, the RSUs vest ratably over five years on the anniversary of the grant date with the majority of the remaining RSUs granted during fiscal 2022 vesting ratably over three years on the anniversary of the grant date. All PSUs granted in fiscal 2022, including those under the November 1, 2021 grant, cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics.
Non-Employee Directors' Restricted Stock Units
The Director Plan provides for the grant of stock-based awards, including RSUs, to non-employee directors of FactSet. On January 18, 2022, we granted 1,629 RSUs to our non-employee directors that vest 100% on the first anniversary of the grant date. There were no non-employee director RSU grants in fiscal 2021 and 2020.
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
During fiscal 2022, employees purchased 36,244 shares at a weighted average price of $332.30 compared with 38,848 shares at a weighted average price of $273.59 in fiscal 2021 and 42,606 shares at a weighted average price of $234.41 in fiscal 2020. Stock-based compensation expense recorded during fiscal 2022, 2021 and 2020 relating to the ESPP was $2.3 million, $2.0 million and $2.1 million, respectively. At August 31, 2022, the ESPP had 102,712 shares reserved for future issuance. The weighted average estimated fair value of the ESPP shares during fiscal years 2022, 2021 and 2020, was $66.35, $54.00 and $50.69 per share.

Stock-based Awards Available for Grant
A summary of stock-based awards available for grant is as follows:

(in thousands)	Stock-based Awards Available for Grant under the Employee Stock Option Plan	Stock-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2019	6,067	264
Granted - stock option awards	(424)	(16)
Granted - RSUs(1)	(93)	—
Granted - PSUs(1)	(91)	—
Forfeited - stock-based awards(2)	167	2
Balance at August 31, 2020	5,626	250
Granted - stock option awards	(418)	(12)
Granted - RSUs(1)	(157)	—
Granted - PSUs(1)	(91)	—
Forfeited - stock-based awards(2)	120	—
Balance at August 31, 2021	5,080	238
Granted - stock option awards	(348)	(6)
Granted - RSUs(1)	(180)	(4)
Granted - PSUs(1)	(77)	—
Forfeited - stock-based awards(2)	194	4
Balance at August 31, 2022	4,669	232
(1)Each Restricted Stock Award granted is equivalent to 2.5 shares granted under the LTIP.
(2)Under the LTIP, for each Restricted Stock Award canceled/forfeited, an equivalent of 2.5 shares is added back to the available stock-based awards balance.

17. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We established our 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. We matched up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $12.0 million, $11.6 million, and $11.3 million in matching contributions to employee 401(k) accounts during fiscal 2022, 2021 and 2020, respectively.
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
Our operating segments are consistent with our reportable segments and how we, including our CODM, manage our business and the geographic markets in which we serve. Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in Asia and Australia. Segment revenues reflect sales to our clients based on their respective geographic locations.

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
The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2022	Americas	EMEA	Asia Pacific	Total
Revenue	$1,173,946	$484,279	$185,667	$1,843,892
Operating income(1)(2)	$159,140	$196,231	$120,111	$475,482
Depreciation and amortization(2)	$64,916	$11,794	$9,973	$86,683
Stock-based compensation	$45,319	$8,271	$2,413	$56,003
Capital expenditures	$44,114	$1,427	$5,615	$51,156

Year Ended August 31, 2021	Americas	EMEA	Asia Pacific	Total
Revenue	$1,008,046	$427,700	$155,699	$1,591,445
Operating income	$218,180	$159,704	$96,157	$474,041
Depreciation and amortization	$39,415	$14,847	$10,214	$64,476
Stock-based compensation	$35,113	$8,401	$1,551	$45,065
Capital expenditures	$38,146	$1,424	$21,755	$61,325

Year Ended August 31, 2020	Americas	EMEA	Asia Pacific	Total
Revenue	$943,649	$406,498	$143,964	$1,494,111
Operating income	$182,037	$165,317	$92,306	$439,660
Depreciation and amortization	$36,128	$14,338	$7,148	$57,614
Stock-based compensation	$28,780	$6,576	$1,223	$36,579
Capital expenditures	$60,204	$2,079	$15,359	$77,642
(1)Includes impairment charges of $64.3 million, of which $62.2 million ($57.7 million in the Americas, $4.2 million in EMEA and $0.3 million in Asia Pacific) related to lease ROU assets and property, equipment and leasehold improvements impairment charges associated with vacating certain leased office space.
(2)The Americas includes CGS intangible asset amortization of $26.8 million during fiscal 2022.
Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2022	2021
Segment Assets
Americas	$3,191,313	$1,144,693
EMEA	580,450	842,652
Asia Pacific	242,542	237,595
Total assets	$4,014,305	$2,224,940

Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where major subsidiaries are domiciled.

Geographic Revenue
The following table sets forth revenue by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2022	2021	2020
Revenues
United States	$1,106,602	$952,423	$898,609
United Kingdom	215,369	190,044	179,966
Other European Countries	268,910	237,656	226,532
All Other Countries	253,011	211,322	189,004
Total revenue	$1,843,892	$1,591,445	$1,494,111
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area. Long-lived assets consist of Property, equipment and leasehold improvements, net and Lease right-of-use assets, net and excludes goodwill, intangible assets, deferred taxes and other assets.

(in thousands)	At August 31,
	2022	2021
Long-lived Assets
United States	$111,301	$179,864
Philippines	63,879	80,320
India	29,440	36,902
United Kingdom	12,637	30,976
All Other Countries	23,044	42,379
Total long-lived assets	$240,301	$370,441

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the annual period covered by this report. In accordance with the guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Excluding goodwill and intangible assets, CGS represented 5% percent of our total assets as of August 31, 2022 and 5% percent of our consolidated revenues for fiscal year 2022.
Based on those guidelines, our management's assessment of the effectiveness of our internal control over financial reporting excluded CGS, which we acquired in the third quarter of fiscal 2022.
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, excluding the assessment of those related to CGS, were effective as of the end of the annual period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2022 (the "Proxy Statement").
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in Item 1. Executive Officers of the Registrant of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished by this Item 11 is incorporated herein by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished by this Item 12 is incorporated herein by reference to our Proxy Statement.
Equity Compensation Plan Information
The following table summarizes as of August 31, 2022, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,322,639	(1)	$253.85	(2)	5,003,572	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,322,639	(1)	$253.85	(2)	5,003,572	(3)
(1)Includes 2,089,231 shares issuable upon exercise of outstanding options, 141,643 shares issuable upon vesting of outstanding RSUs and 91,765 shares issuable upon the conversion of outstanding PSUs.
(2)Weighted average exercise price of outstanding options only.
(3)Includes 4,668,567 shares available for future issuance under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated, 232,293 shares available for future issuance under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated, and 102,712 shares available for purchase under the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be furnished by this Item 13 is incorporated herein by reference to our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required to be furnished by this Item 14 is incorporated herein by reference to our Proxy Statement.

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this Annual Report on Form 10-K:
1.Financial Statements
The information required by this item is included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K which is incorporated herein.
2.Financial Statements Schedule
FactSet Research Systems Inc.
Schedule II – Valuation and Qualifying Accounts

(in thousands)
Description	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable Allowance:
2022	$6,431	$1,324	$(4,979)	$2,776
2021	$7,987	$918	$(2,474)	$6,431
2020	$10,511	$754	$(3,278)	$7,987
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of December 24, 2021, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.1	3/1/2022
2.2	Amendment No. 1 to Asset Purchase Agreement, dated as of February 11, 2022, by and between S&P Global Inc. and FactSet Research Systems Inc.	8-K	001-11869	2.2	3/1/2022
3.1	Restated Certificate of Incorporation	S-1/A	333-04238	3.1	6/26/1996
3.2	Certificate of Amendment of Certificate of Incorporation	10-K	333-22319	3.12	11/20/2001
3.3	Second Amendment to the Restated Certificate of Incorporation	8-K	001-11869	3.1	12/16/2011
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. as amended September 1, 2018	8-K	001-11869	3.1	9/6/2018
3.5	Amendment to Amended and Restated By-laws of FactSet Research Systems Inc. effective September 27, 2021	8-K	001-11869	3.1	10/1/2021
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996

4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022
10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/9/2018
10.7	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	3/5/2020
10.8	Form of FactSet Research Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
10.9	Credit Agreement dated as of March 1, 2022, among FactSet Research Systems Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, and PNC Bank, National Association, as the Administrative Agent	8-K	001-11869	4.5	3/1/2022
10.10	Separation Agreement and General Release of Claims dated April 26, 2022 between FactSet Research Systems Inc. and Gene Fernandez	10-Q	001-11869	10.1	7/1/2022
21	Subsidiaries of FactSet Research Systems Inc.					X

23	Consent of Ernst & Young LLP	X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X
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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 21, 2022	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 21, 2022
F. Philip Snow	(Principal Executive Officer)

/s/ LINDA S. HUBER	Executive Vice President, Chief Financial Officer	October 21, 2022
Linda S. Huber	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Managing Director, Controller and Chief Accounting Officer	October 21, 2022
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Director	October 21, 2022
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 21, 2022
Siew Kai Choy

/s/ MALCOLM FRANK	Director	October 21, 2022
Malcolm Frank

/s/ JAMES J. MCGONIGLE	Director	October 21, 2022
James J. McGonigle

/s/ LEE SHAVEL	Director	October 21, 2022
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 21, 2022
Laurie Siegel

/s/ MARIA TERESA TEJADA	Director	October 21, 2022
Maria Teresa Tejada