Form 10-Q
period 2022-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2023-01-05
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 27, 2022 was 38,251,828.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2022
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three months ended November 30, 2022, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and anticipated trends in our business. These statements are only predictions based on our current expectations, estimates, forecasts and projections about future events. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. There are many important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous factors discussed under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, that should be specifically considered.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended
	November 30,
(In thousands, except per share data)	2022	2021
Revenues	$504,815	$424,725
Operating expenses
Cost of services	227,042	207,131
Selling, general and administrative	105,596	91,238
Asset impairments	282	3,695
Total operating expenses	332,920	302,064

Operating income	171,895	122,661

Other income (expense), net
Interest expense, net	(14,332)	(1,494)
Other income (expense), net	322	(1,237)
Total other income (expense), net	(14,010)	(2,731)

Income before income taxes	157,885	119,930

Provision for income taxes	21,087	12,283
Net income	$136,798	$107,647

Basic earnings per common share	$3.59	$2.86
Diluted earnings per common share	$3.52	$2.79

Basic weighted average common shares	38,122	37,678
Diluted weighted average common shares	38,914	38,641
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended
	November 30,
(In thousands)	2022	2021
Net income	$136,798	$107,647

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	6,555	5
Foreign currency translation adjustment gains (losses)	8,769	(18,713)
Other comprehensive income (loss)	15,324	(18,708)
Comprehensive income	$152,122	$88,939
*For the three months ended November 30, 2022 and 2021, the net unrealized gain on cash flow hedges were net of a tax expense of $2,264 thousand and $1 thousand, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2022	August 31, 2022
ASSETS
Cash and cash equivalents	$437,142	$503,273
Investments	32,572	33,219
Accounts receivable, net of reserves of $3,532 at November 30, 2022 and $2,776 at August 31, 2022	227,489	204,102
Prepaid taxes	32,178	38,539
Prepaid expenses and other current assets	99,826	91,214
Total current assets	829,207	870,347
Property, equipment and leasehold improvements, net	79,296	80,843
Goodwill	974,846	965,848
Intangible assets, net	1,882,983	1,895,909
Deferred taxes	3,653	3,153
Lease right-of-use assets, net	154,125	159,458
Other assets	53,430	38,747
TOTAL ASSETS	$3,977,540	$4,014,305
LIABILITIES
Accounts payable and accrued expenses	$122,710	$108,395
Current lease liabilities	28,970	29,185
Accrued compensation	48,067	114,808
Deferred revenues	150,264	152,039
Dividends payable	34,010	33,860
Total current liabilities	384,021	438,287
Long-term debt	1,859,096	1,982,424
Deferred taxes	10,991	8,800
Deferred revenues, non-current	8,697	7,212
Taxes payable	35,334	34,211
Long-term lease liabilities	201,964	208,622
Other liabilities	3,309	3,341
TOTAL LIABILITIES	$2,503,412	$2,682,897
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 41,848,430 and 41,653,218 shares issued; 38,214,108 and 38,044,756 shares outstanding at November 30, 2022 and August 31, 2022, respectively	418	417
Additional paid-in capital	1,225,947	1,190,350
Treasury stock, at cost: 3,634,322 and 3,608,462 shares at November 30, 2022 and August 31, 2022, respectively	(941,705)	(930,715)
Retained earnings	1,282,527	1,179,739
Accumulated other comprehensive loss	(93,059)	(108,383)
TOTAL STOCKHOLDERS’ EQUITY	$1,474,128	$1,331,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,977,540	$4,014,305
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,798	$107,647
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,997	17,208
Amortization of lease right-of-use assets	9,697	11,117
Stock-based compensation expense	12,175	10,401
Deferred income taxes	(745)	1,507
Asset impairments	282	3,695
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(23,647)	(5,268)
Accounts payable and accrued expenses	18,744	20,702
Accrued compensation	(66,796)	(53,457)
Deferred revenues	(290)	(10,248)
Taxes payable, net of prepaid taxes	6,995	(9,524)
Lease liabilities, net	(11,237)	(11,992)
Other, net	(1,337)	(8,870)
Net cash provided by operating activities	106,636	72,918

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and internal-use software	(17,960)	(8,583)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(50,018)
Purchases of investments	(9,892)	(250)
Net cash used in investing activities	(27,852)	(58,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(125,000)	—
Dividend payments	(33,665)	(30,656)
Proceeds from employee stock plans	23,423	35,763
Repurchases of common stock	—	(18,639)
Other financing activities	(10,990)	(2,950)
Net cash provided by / (used in) financing activities	(146,232)	(16,482)

Effect of exchange rate changes on cash and cash equivalents	1,317	(5,550)
Net increase (decrease) in cash and cash equivalents	(66,131)	(7,965)
Cash and cash equivalents at beginning of period	503,273	681,865
Cash and cash equivalents at end of period	$437,142	$673,900
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended November 30, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						136,798		136,798
Other comprehensive income (loss)							15,324	15,324
Common stock issued for employee stock plans	131,423	1	23,422	410	(166)			23,257
Vesting of restricted stock	63,789	—		25,450	(10,824)			(10,824)
Repurchases of common stock								—
Stock-based compensation expense			12,175					12,175
Dividends declared						(34,010)		(34,010)
Balance as of November 30, 2022	41,848,430	$418	$1,225,947	3,634,322	$(941,705)	$1,282,527	$(93,059)	$1,474,128

For the Three Months Ended November 30, 2021

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						107,647		107,647
Other comprehensive income (loss)							(18,708)	(18,708)
Common stock issued for employee stock plans	192,349	2	35,761					35,763
Vesting of restricted stock	17,349	—		6,747	(2,949)			(2,949)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			10,401					10,401
Dividends declared						(30,973)		(30,973)
Balance as of November 30, 2021	41,372,890	$414	$1,094,467	3,600,720	$(927,505)	$989,189	$(57,670)	$1,098,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2022
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
For 45 years, our platform has delivered expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2022, we had more than 7,600 clients comprised of approximately 181,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery". Our products and services include workstations, portfolio analytics and enterprise solutions.
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
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, for further discussion. For each of our segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements; as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. The accompanying unaudited Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.
Reclassifications
We reclassified comparative figures for the three months ended November 30, 2021 related to the impairment of our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements to Asset impairments in the Consolidated Statements of Income and Consolidated Statements of Cash Flows to conform to the current year's presentation. The reclassifications to Asset impairments in the Consolidated Statements of Income was from Selling, general and administrative and Cost of services and in the Consolidated Statements of Cash Flows was from Depreciation and amortization and Lease liabilities, net.

Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures, in conformity with GAAP, required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates may have been made in areas that include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients; however, this risk is generally limited due to our large and geographically dispersed client base. No single client represented more than 3% of our total subscription revenues in any period presented. The receivable reserve was $3.5 million and $2.8 million as of November 30, 2022 and August 31, 2022, respectively. We do not require collateral from our clients.
Derivative Instruments
Our use of derivative instruments exposes us to credit risk to the extent counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, we limit counterparties to credit-worthy financial institutions and use several institutions to reduce concentration risk. We do not expect any losses as a result of default by our counterparties.
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the three months ended November 30, 2022.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three months ended November 30, 2022 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. We are in the process of evaluating the impact of the IRA. We do not expect this law to have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncements issued or effective as of November 30, 2022 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions powered by our content refinery available over the associated contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-

based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. In addition, through our CGS platform, we provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "Identifier Platform").
We determined that the majority of each of our Hosted Platform and Identifier Platform services represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient as the amount of consideration that we have the right to invoice corresponds directly with the value of our performance to date.
We do not consider payment terms as a performance obligation for clients with contractual terms that are one year or less and we have elected the practical expedient.
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of products and services, which are recoverable. Fulfillment costs are recognized as an asset, with the current portion recorded in the Prepaid expenses and other current assets and the non-current portion recorded in Other assets, based on the term of the license period. The fulfillment costs are amortized consistent with the associated revenues for providing the services. There are no significant judgments that would impact the timing of revenue recognition.
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
The following table presents this disaggregation by segment:

	Three Months Ended
	November 30,
(in thousands)	2022	2021
Americas	$323,367	$266,913
EMEA	130,738	115,003
Asia Pacific	50,710	42,809
Total Revenues	$504,815	$424,725
4. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches, is permissible. We consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2022 and August 31, 2022. We did not have any transfers between levels of fair value measurements during the periods presented below. We held no Level 3 assets or liabilities measured at fair value on a recurring basis as of November 30, 2022 and August 31, 2022.

	Fair Value Measurements at November 30, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$210,951	$—	$210,951
Mutual funds(2)	—	32,572	32,572
Derivative instruments(3)	—	15,410	15,410
Total assets measured at fair value	$210,951	$47,982	$258,933

Liabilities
Derivative instruments(3)	$—	$2,486	$2,486
Total liabilities measured at fair value	$—	$2,486	$2,486

	Fair Value Measurements at August 31, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$179,330	$—	$179,330
Mutual funds(2)	—	33,219	33,219
Derivative instruments(3)	—	12,412	12,412
Total assets measured at fair value	$179,330	$45,631	$224,961

Liabilities
Derivative instruments(3)	$—	$8,307	$8,307
Total liabilities measured at fair value	$—	$8,307	$8,307
(1) Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are included in Investments (short-term) within the Consolidated Balance Sheets.
(3) Our derivative instruments include our foreign exchange forward contracts and interest rate swap agreements. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreements, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments, for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
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
The fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, given that the Senior Notes are publicly traded, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 11, Debt for definitions of these terms and more information on the Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of November 30, 2022 and August 31, 2022:

		November 30, 2022		August 31, 2022
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$455,470	$500,000	$470,525
2032 Notes	Level 1	500,000	419,860	500,000	438,205
2022 Term Facility	Level 3	625,000	627,344	750,000	750,975
2022 Revolving Facility	Level 3	250,000	246,562	250,000	249,075
Total principal amount		$1,875,000	$1,749,236	$2,000,000	$1,908,780
Total unamortized discounts and debt issuance costs		(15,904)		(17,576)
Total net carrying value of debt		$1,859,096		$1,982,424

5. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
In designing our hedging approach, we consider several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge to reduce the volatility of our earnings and cash flows. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to credit-worthy financial institutions. Refer to Note 2, Summary of Significant Accounting Policies - Concentrations of Credit Risk, for further discussion on counterparty credit risk.
We leverage foreign currency forward contracts and interest rate swaps to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our interest rate exposure. We have designated and accounted for these derivatives as cash flow hedges with the unrealized gains or losses recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement of our forward contracts and swap agreements are subsequently reclassified into Selling, general and administrative ("SG&A") and Interest expense, net, respectively, in the Consolidated Statements of Income when the hedges are settled.
Foreign Currency Forward Contracts
As we conduct business outside the U.S. in several currencies, we are exposed to movements in foreign currency exchange rates. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. As of November 30, 2022, we maintained a series of foreign currency forward contracts to hedge a portion of our exposures related to our primary currencies of the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. We entered into these contracts to mitigate our currency exposure ranging from 25% to 75%, over their respective hedged periods, which are set to mature at various points between the second quarter of fiscal 2023 through the first quarter of fiscal 2024.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase British Pound Sterling, Euros, Indian Rupees and Philippine Pesos with U.S. dollars as of November 30, 2022 and August 31, 2022.

	November 30, 2022			August 31, 2022
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£48,000	$57,337		£44,200	$55,567
Euro		€38,000	39,892		€37,500	40,679
Indian Rupee	Rs	2,739,827	33,600	Rs	2,667,928	33,600
Philippine Peso	₱	1,540,066	27,300	₱	1,462,060	27,000
Total			$158,129			$156,846
Refer to Foreign Currency Transaction Risk in Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
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
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis as of May 31, 2022 and is maturing on February 28, 2024. As of November 30, 2022, the notional amount of the 2022 Swap Agreement was $500.0 million.
Refer to Note 11, Debt, for further discussion of our outstanding floating SOFR rate debt. Refer to Interest Rate Risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	November 30, 2022	August 31, 2022
Foreign currency forward contracts	$158,129	$156,846
Interest rate swap agreement	500,000	600,000
Total cash flow hedges	$658,129	$756,846

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	November 30, 2022	August 31, 2022	Balance Sheet Classification	November 30, 2022	August 31, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,467	$—	Accounts payable and accrued expenses	$2,486	$8,307
Interest rate swap agreement	Prepaid expenses and other current assets	12,162	10,621	Accounts payable and accrued expenses	—	—
	Other assets	781	1,791	Other liabilities	—	—
Total cash flow hedges		$15,410	$12,412		$2,486	$8,307

All derivatives were designated as hedging instruments as of November 30, 2022 and August 31, 2022.
Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2022 and November 30, 2021, respectively:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	November 30,			November 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021		2022	2021
Foreign currency forward contracts	$3,323	$(3,542)	SG&A	$(4,965)	$(449)
Interest rate swap agreement	3,428	2,583	Interest expense, net	2,897	(516)
Total cash flow hedges	$6,751	$(959)		$(2,068)	$(965)

As of November 30, 2022, we estimate that net pre-tax derivative gains of $12.1 million included in AOCL will be reclassified into earnings within the next 12 months. As of November 30, 2022, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There was no discontinuance of our cash flow hedges during the three months ended November 30, 2022 or November 30, 2021, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of November 30, 2022 and August 31, 2022, there were no material amounts recorded net on the Consolidated Balance Sheets.
6. ACQUISITIONS
During fiscal 2022 and 2021, we completed acquisitions of several businesses, with the most significant cash flows related to the acquisitions of CUSIP Global Services ("CGS") and Cobalt Software, Inc. ("Cobalt").
CUSIP Global Services

On March 1, 2022, we completed the acquisition of CGS for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS, operating on behalf of the American Bankers Association ("ABA"), is the provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 35 other countries. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets. The CGS purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the CGS acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.
The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets(1)	$29,728
Amortizable intangible assets
ABA business process	1,583,000	36 years	Straight-line
Client relationships	164,000	26 years	Straight-line
Acquired databases	46,000	15 years	Straight-line
Goodwill	214,970
Current liabilities(2)	(104,691)
Deferred revenues, long-term	(1,481)
Total purchase price	$1,931,526
(1) Includes an accounts receivable balance of $29.5 million.
(2) Includes a deferred revenues balance of $99.4 million. The CGS acquisition was accounted for in accordance with our adoption of ASU No. 2021-08; as such, the deferred revenues did not include a fair value adjustment. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for more information on ASU No. 2021-08.
Goodwill totaling $215.0 million represents the excess of the CGS purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas segment and is deductible for income tax purposes. The majority of the net assets acquired relate to an ABA business process intangible which is a renewable license agreement with the ABA to manage the issuance, maintenance and access to the CUSIP numbering system and related database of CUSIP identifiers. This intangible asset's valuation and associated useful life considers the nature of the business relationship, multi-year term of the current agreement and the likelihood of long-term renewals. The useful life assigned to the Client relationships intangible asset considers the strong historical client retention and client renewals as a basis for expected future retention. The useful life assigned to Acquired databases considers the historical period of data collection and the limited changes to the data on an annual basis.
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA, and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. CGS functions as part of CTS. Pro forma information has not been presented because the effect of the CGS acquisition was not material to our Consolidated Financial Statements.
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
The results of Cobalt's operations have been included in our Consolidated Financial Statements, within the Americas and EMEA segments, beginning with its acquisition on October 12, 2021. Pro forma information has not been presented because the effect of the Cobalt acquisition were not material to our Consolidated Financial Statements.
7. GOODWILL
Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2022 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Foreign currency translations	—	8,984	14	8,998
Balance at November 30, 2022	$686,412	$286,071	$2,363	$974,846

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
8. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		November 30, 2022			August 31, 2022
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$32,979	$1,550,021	$1,583,000	$21,986	$1,561,014
Client relationships	8 to 26	264,742	59,313	205,429	263,163	55,405	207,758
Software technology	5 to 9	123,584	100,609	22,975	122,363	96,567	25,796
Developed technology	3 to 5	89,081	37,870	51,211	80,956	33,676	47,280
Acquired databases	15	46,000	2,300	43,700	46,000	1,533	44,467
Data content	5 to 20	33,389	26,153	7,236	32,305	24,973	7,332
Trade names	15	6,751	4,340	2,411	6,693	4,431	2,262
Total		$2,146,547	$263,564	$1,882,983	$2,134,480	$238,571	$1,895,909
The weighted average useful life of our intangible assets at November 30, 2022 was 32.8 years. As described in Note 6, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets at November 30, 2022, excluding those acquired from CGS, was 9.5 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment nor a material change to the estimated remaining useful lives of our intangible assets for the three months ended November 30, 2022 and November 30, 2021. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets for the three months ended November 30, 2022 and November 30, 2021 was $21.7 million and $10.1 million, respectively.
As of November 30, 2022, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2023 (remaining nine months)	$69,398
2024	82,708
2025	76,216
2026	67,546
2027	62,783
Thereafter	1,524,332
Total	$1,882,983
9. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Income Tax Provision and Effective Tax Rate
The provision for income taxes and effective tax rate are as follows:

	Three Months Ended
	November 30,
(in thousands)	2022	2021
Income before income taxes	$157,885	$119,930
Provision for income taxes	$21,087	$12,283
Effective tax rate	13.4%	10.2%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. For the three months ended November 30, 2022, our effective tax rate is lower than the applicable U.S. corporate income tax rate mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a tax benefit from the exercise of stock options.
For the three months ended November 30, 2022, the provision for income taxes was $21.1 million, compared with $12.3 million for the same period a year ago. The provision increased mainly due to higher pretax income at a higher effective tax rate and, to a lesser extent, an increase of the UK statutory tax rate.
10. LEASES
Our lease portfolio is primarily related to our office space, under various operating lease agreements. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated IBR. Certain adjustments to calculate our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for the lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense) in our Consolidated Statements of Income.
As of November 30, 2022, we recognized $154.1 million of Lease right-of-use assets, net and $230.9 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just over 13 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.
The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of November 30, 2022:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2023 (remaining nine months)	$28,995
2024	35,424
2025	33,332
2026	32,546
2027	31,694
Thereafter	114,070
Total	$276,061
Less: Imputed interest	45,127
Present value	$230,934

The following table includes the components of our occupancy costs in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in millions)	2022	2021
Operating lease cost(1)	$8.1	$10.5
Variable lease cost(2)	$4.2	$2.9
(1)    Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease     accounting under ASC 842, Leases and complied with the practical expedients and exceptions elected by us.
(2)    Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance, as well as lease costs for those leases that qualified for the short-term lease exception.
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	As of November 30, 2022	As of August 31, 2022
Weighted average remaining lease term (in years)	8.4	8.6
Weighted average discount rate (IBR)	4.4%	4.4%

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended
	November 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$9.7	$11.1
Lease ROU assets obtained in exchange for lease liabilities(1)	$0.1	$1.4
(1)Primarily includes new lease arrangements entered into during the period and contract modifications that extend our lease terms and/or provide additional rights.
11. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discount and debt issuance costs. Our total debt obligations as of November 30, 2022 and August 31, 2022 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	November 30, 2022	August 31, 2022
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	625,000	750,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(15,904)	(17,576)

Total Long-term debt			$1,859,096	$1,982,424

As of November 30, 2022, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2023 (remaining nine months)	$—
2024	—
2025	625,000
2026	—
2027	750,000
Thereafter	500,000
Total	$1,875,000
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association (the "2019 Credit Agreement"), and borrowed $575.0 million of the available $750.0 million provided by the revolving credit facility thereunder (the "2019 Revolving Credit Facility"). Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date. We incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement.
On March 1, 2022, we terminated the 2019 Credit Agreement and amortized the remaining related $0.4 million of capitalized debt issuance costs into Interest expense, net in the Consolidated Statements of Income.
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the "2022 Revolving Facility" and, together with the 2022 Term Facility, the “2022 Credit Facilities”). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained at 0.125% from the borrowing date through November 30, 2022.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement and to pay related transaction fees, costs and expenses.
During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability. Debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt on a straight-line basis, which approximates the effective interest method.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the first quarter of fiscal 2023, we repaid $125.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $112.5 million. Since March 1, 2022, we have repaid $375.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $350.0 million.
As of November 30, 2022, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through November 30, 2022. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.

The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of November 30, 2022. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2022.
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
The Senior Notes were issued at an aggregate discount of $2.8 million during fiscal 2022 and we incurred approximately $9.1 million in debt issuance costs. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the related debt liability. The debt discounts and debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, with the first payment made on September 1, 2022.
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
For the three months ended November 30, 2022 and November 30, 2021, we recorded interest expense on our outstanding debt, including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreements, of $16.5 million and $1.9 million, respectively in Interest expense, net in the Consolidated Statements of Income.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 3.12% and 2.02% as of November 30, 2022 and August 31, 2022, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
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
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2022, we had total purchase obligations with suppliers of $373.9 million. Our total purchase obligations as of August 31, 2022 primarily related to hosting services and data acquisition, and, to a lesser extent, by third-party software providers. Hosting services support our technology investments related to our migration to cloud-based hosting services, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients and third-party software mainly includes internal-use software licenses.
Since August 31, 2022, there were no material changes to our contractual obligations. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of both November 30, 2022 and August 31, 2022, we had outstanding capital commitments related to an investment of $1.1 million.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of both November 30, 2022 and August 31, 2022, we had $0.5 million of standby letters of credit outstanding. No liabilities related to these arrangements are reflected in the Company's Consolidated Balance Sheets.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2022, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters

On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the “Sales Taxes”) from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the “Third Notice"; cumulatively with the First and Second Notices, the “Notices”) additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We have filed an appeal with respect to the First Notice and Second Notice, and intend to file an appeal with respect to the Third Notice, to contest all Sales Taxes that may be assessed. We continue to cooperate with the Commonwealth's inquiry with respect to the Notices.
We have concluded that a payment to the Commonwealth is probable. We have recorded an accrual which is not material to our consolidated financial statements. While we believe that the assumptions and estimates used to determine the accrual are reasonable, future developments could result in adjustments being made to this accrual. If we are presented with a formal assessment for any of these matters, we believe that we will ultimately prevail; however, if we do not prevail, the amount of any assessment could have a material impact on our consolidated financial position, results of operations and cash flows.
Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify each of our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of FactSet, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. It is not possible to determine the maximum potential amount for claims made under the indemnification obligations due to the unique set of facts and circumstances likely to be involved in each particular claim and indemnification provision; however, we have purchased a director and officer insurance policy that mitigates our exposure and may enable us to recover a portion of any future amounts paid. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification agreements.
13. STOCKHOLDERS’ EQUITY
Share Repurchases

	Three Months Ended
	November 30,
(in thousands)	2022	2021
Repurchase of common stock under the share repurchase program(1)	—	(46)
Total cost of shares repurchased(1)	$—	$18,639
Amount authorized for future repurchase under the share repurchase program(2)	$181,300	$181,300
(1) Amounts do not include 25,450 shares and 6,747 shares surrendered by grantees to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards valued at $10.8 million and $2.9 million during the three months ended November 30, 2022 and November 30, 2021, respectively.
(2) There is no defined number of shares to be repurchased over a specified timeframe through the life of the program. We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.
For the three months ended November 30, 2022, we did not make any repurchases under our existing program, compared to 46,200 shares repurchased for $18.6 million for the three months ended November 30, 2021. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 11, Debt for more information on the 2022 Credit Facilities.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the three months ended November 30, 2022 and November 30, 2021.

Dividends
Our Board of Directors declared dividends during the three months ended November 30, 2022 and November 30, 2021 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	November 30, 2022	August 31, 2022
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$9,704	$3,149
Accumulated foreign currency translation adjustments	(102,763)	(111,532)
Total AOCL	$(93,059)	$(108,383)
14. EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS is computed using the treasury stock method, by dividing net income by the cumulative weighted average common shares that are outstanding or are issuable upon the exercise of outstanding stock-based compensation awards during the period. Stock-based compensation awards that are out-of-the-money and performance share units ("PSUs") in which the performance criteria have not been met as of November 30, 2022 are omitted from the calculation of diluted EPS.
A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computation is as follows:

	Three Months Ended
	November 30,
(in thousands, except per share data)	2022	2021
Numerator
Net income used for calculating basic and diluted income per share	$136,798	$107,647
Denominator
Weighted average common shares used in the calculation of basic income per share	38,122	37,678
Common stock equivalents associated with stock-based compensation plan(1)	792	963
Shares used in the calculation of diluted income per share	38,914	38,641
Basic income per share	$3.59	$2.86
Diluted income per share	$3.52	$2.79
(1)Dilutive potential common shares consist of stock options and unvested PSUs. For the three months ended November 30, 2022 and November 30, 2021, there were 545,510 and 298,900 common stock equivalents associated with our stock options excluded from the calculation of diluted EPS, respectively, as they were out-of-the-money and their inclusion would have been anti-dilutive. Common stock equivalents associated with our PSUs excluded from the calculation of diluted EPS for the three months ended November 30, 2022 and November 30, 2021, were 94,162 and 97,511, respectively.

15. STOCK-BASED COMPENSATION
We measure compensation expense based on the grant date fair value for all stock-based awards made to our employees and to our non-employee directors ("non-employees") using the Black-Scholes model or the lattice-binomial option-pricing model ("binomial model").
We utilize the Black-Scholes model for new stock option grants and restricted stock units ("RSUs") granted to non-employees and common stock acquired under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated ("ESPP"). We use the binomial model for new employee stock option grants and employee RSUs and PSUs to estimate the grant-date fair value. We refer to RSUs and PSUs, collectively, as "Restricted Stock Awards."
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
For Restricted Stock Awards, the grant date fair value is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.
For stock-based awards, we use the straight-line method to recognize compensation expense over the requisite service period. The amount of compensation expense that is recognized on any date is at least equal to the vested portion of the award on that date. Compensation expense for PSUs is recognized if the achievement of the performance condition is determined to be probable. We review the PSU performance conditions quarterly to ensure the compensation expense appropriately reflects the Company's expected achievement, as these awards are subject to upward or downward adjustment depending on whether the actual financial performance is above or below target levels, with the PSU payout ranging from 0% to 150% of the number of target shares. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
We recognized total stock-based compensation expense of $12.2 million and $10.4 million during the three months ended November 30, 2022 and November 30, 2021, respectively. As of November 30, 2022, $153.6 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. There was no stock-based compensation capitalized as of November 30, 2022 and November 30, 2021.
Employee Stock Option Awards
Under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"), we granted the following stock options for the three months ended November 30, 2022 and November 30, 2021, which are valued using the lattice-binomial option-pricing model. As of November 30, 2022, we had 4.2 million stock-based awards available for grant under the LTIP.

	Three Months Ended
	November 30,
	2022	2021
Stock options granted(1)	267,296	299,702
Weighted average exercise price	$426.25	$434.82
Weighted average grant date fair value	$125.59	$102.40
(1) The majority of the stock options granted relate to the November 1, 2022 and November 1, 2021 annual employee grants that both vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

We granted 266,051 employee stock options as part of the November 1, 2022 annual employee grant. The estimated fair value of this grant leveraged the following assumptions:

November 1, 2022 Annual Employee Grant Details
Risk-free interest rate	3.99% - 4.51%
Expected life (years)	6.62
Expected volatility	24.7%
Dividend yield	0.83%
Estimated fair value	$125.62
Exercise price	$426.25
Employee Restricted Stock Awards
Our LTIP provides for the grant of stock-based awards, including Restricted Stock Awards. The Restricted Stock Awards are subject to continued employment over a specified period. The Restricted Stock Awards granted to employees entitle the holders to shares of common stock as the Restricted Stock Awards vest over time, but not to dividends declared on the underlying shares, while the stock subject to the Restricted Stock Awards is unvested. Vesting of the shares underlying the PSUs are also subject to achieving certain specified performance levels during the measurement period subsequent to the date of grant.
Under the LTIP, we granted the following Restricted Stock Awards with the associated weighted average grant date fair value, assuming a target payout for PSUs, for the three months ended November 30, 2022 and November 30, 2021.

	Three Months Ended
	November 30,
	2022	2021
RSUs Granted(1)	47,038	43,613
PSUs Granted(2)	34,482	30,460
Total Restricted Stock Awards	81,520	74,073
Restricted Stock Awards weighted average grant date fair value	$415.31	$424.14
(1) The majority of the RSUs granted relate to the November 1, 2022 and November 1, 2021 annual employee grants that both vest 20% annually on the anniversary date of grant and are fully vested after five years.
(2) The majority of the PSUs granted relate to the November 1, 2022 and November 1, 2021 annual employee grants that both cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to these PSU awards range from 0% to 150% of the number of target shares, depending on the level of the Company's achievement of stated financial performance objectives.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under our ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation, and there is a $25,000 contribution limit per employee during an offering period. Shares purchased through the ESPP cannot be sold or otherwise transferred for 18 months after purchase. Dividends paid on shares held in the ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
Stock-based compensation expense related to the ESPP was $0.7 million for the three months ended November 30, 2022 and $0.5 million for the three months ended November 30, 2021. As of November 30, 2022 the ESPP had 93,853 shares reserved for future issuance.

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
The following tables reflect the results of operations of our segments as of November 30, 2022 and November 30, 2021:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2022
Revenues	$323,367	$130,738	$50,710	$504,815
Operating income	$67,531	$67,322	$37,042	$171,895
Capital expenditures	$15,754	$573	$1,633	$17,960

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2021
Revenues	$266,913	$115,003	$42,809	$424,725
Operating income	$55,498	$40,654	$26,509	$122,661
Capital expenditures	$7,203	$110	$1,270	$8,583
Segment Total Assets
The following table reflects the total assets for our segments:

(in thousands)	November 30, 2022	August 31, 2022
Segment Assets
Americas	$3,214,785	$3,191,313
EMEA	518,976	580,450
Asia Pacific	243,779	242,542
Total assets	$3,977,540	$4,014,305

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2022.
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
•Foreign Currency Exposure
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
For 45 years, our platform has delivered expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2022, we had more than 7,600 clients comprised of approximately 181,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, for further discussion. For each of our segments, we execute our strategy through our three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS").

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
Our strategy is to build the leading open content and analytics platform to deliver differentiated advantages for our clients’ success. To execute this strategy, we plan on:
•Growing our digital platform: We are scaling up our content refinery to offer a comprehensive and connected inventory of industry, proprietary and third-party data for the financial community. This data includes granular data for key industry verticals, private companies, wealth management, real-time data, and environmental, social and governance data ("ESG"). We are driving personalized workflow solutions for financial professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users and private equity and venture capital professionals. Our goal is to offer an open ecosystem of cloud-based data and analytics, providing solutions and content that is accessible and flexible through many delivery methods, enabling our clients to more efficiently manage their workflows.
•Delivering execution excellence: We strive to be innovative and collaborative across our organization to remain responsive, flexible and agile. Our open ecosystem provides a digital foundation that powers client personalization and efficiency, firm-type product development and core process automation. We employ technology to accelerate content collection for industry, proprietary and third-party data. Additionally, our sales force is improving price realization by focusing on productivity, efficiency, and improved client outcomes. We are also optimizing our operations and cost base to improve returns on our investments in people and product. Finally, we are committed to promoting a modern work environment that preserves the benefit of flexibility while retaining talent, fostering creativity, innovation, and collaboration, and enabling mentorship.
•Driving a growth mindset: To drive sustainable growth, we are recruiting, training and empowering a diverse and operationally efficient workforce. As a performance-based culture, we are investing in talent that can create leading technological solutions and efficiently execute our strategy. We use partnerships and acquisitions to accelerate our growth in strategic areas.
Our strategy centers on a relentless focus on our clients and their FactSet experience. We aim to be a trusted partner and service provider, offering personalized digital products powered by cognitive computing to research ideas and uncover relevant insights. Additionally, we continually evaluate business opportunities such as partnerships and acquisitions to increase our capabilities and competitive differentiation.
We are focused on growing our global business through three segments: the Americas, EMEA and Asia Pacific. We believe this geographic strategic alignment helps us better manage our resources, target our solutions and interact with our clients. We further execute on our growth strategy by offering data, products and analytical applications within our three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Fiscal 2023 First Quarter in Review
Revenues in the first quarter of fiscal 2023 were $504.8 million, an increase of 18.9% from the prior year comparable period. Revenues increased across all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific, supported by increased revenues from each of our workflow solutions, mainly in CTS driven by the acquisition of CGS and, to a lesser extent, by Research & Advisory and Analytics & Trading. Organic revenues contributed to 8.3% of our growth during the first quarter of fiscal 2023, compared with the prior year period. Refer to Part I, Item 2. Results of Operations, Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of November 30, 2022, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.85 billion, an increase of 8.8% over November 30, 2021. Organic ASV increased across all our segments, with the majority of the increase related to the Americas and, to a lesser extent, EMEA and Asia Pacific, supported by increases in our workflow solutions, mainly Research & Advisory and Analytics & Trading, followed by CTS. Refer to Part I, Item 2 Annual Subscription Value in

the MD&A of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 34.1% during the three months ended November 30, 2022, compared with 28.9% in the prior year period. This increase in operating margin was due primarily to growth in revenues, lower employee compensation expense, data costs and occupancy costs, as well as, an impairment charge incurred in the prior year period, partially offset by higher amortization of intangible assets and royalty fees, when expressed as a percentage of revenues.
Diluted earnings per share ("EPS") increased 26.2% for the three months ended November 30, 2022, compared with the prior year period.
CUSIP Global Services Acquisition
On December 24, 2021, we entered into a definitive agreement to acquire CGS for $1.932 billion in cash, inclusive of working capital adjustments. The acquisition was completed on March 1, 2022. CGS, operating on behalf of the American Bankers Association ("ABA"), manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS is the provider of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets. Revenues from CGS are recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS functions as part of CTS.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 6, Acquisitions and Note 11, Debt for more information on these defined terms as well as our acquisition of CGS, the Senior Notes and the 2022 Credit Facilities.
COVID-19 Update
A novel strain of coronavirus, now known as COVID-19, was first reported in December 2019, with the World Health Organization characterizing COVID-19 as a pandemic on March 11, 2020. In response to the COVID-19 pandemic, we implemented a business continuity plan with a dedicated incident management team to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three months ended November 30, 2022. As of November 30, 2022, there have been minimal interruptions in our ability to provide our products, services and support to our clients. Our revenues, earnings and ASV are relatively stable and predictable as a result of our subscription-based business model and, accordingly, the COVID-19 pandemic has not had a material negative impact on our revenues, earnings or ASV.
Refer to Part I, Item 1. Business, Human Capital Management, How We Work and Item 1A. Risk Factors, Operational Risks of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the military conflict between Russia and Ukraine is ongoing, we continue to monitor the potential impact on our business, our people and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. We have discontinued all commercial operations and delivery of products and services to clients in Russia; have terminated all contracts with vendors in Russia; and have suspended all new business, trials and prospecting activities in Russia. Total revenues associated with clients in Russia were not material to our consolidated financial results, and termination of Russian vendors has not had a material impact on our business or client relationships. We have no offices in Russia or Ukraine, and none of our employees or contractors has been directly impacted by the crisis. We continue to monitor the regional and global ramifications of the events in the area, including the threatened disruptions to global energy markets, and are reviewing our business continuity plans to ensure that we are prepared in the event any of our offices are impacted. Our cybersecurity teams are ready to respond in the event of any attempted systems compromise.
Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues and generate positive cash flow and is a key indicator of the successful execution of our business strategy.

–"ASV" at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients, excluding revenues from Professional Services.
–"Organic ASV" at any point in time equals our ASV excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements.
–"Professional Services" are revenues derived from project-based consulting and implementation, annualized over the past 12 months.
–"Organic ASV plus Professional Services" at any point in time equals the sum of Organic ASV and Professional Services.
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of November 30, 2022. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(in millions)	As of November 30, 2022
As reported ASV plus Professional Services(1)	$2,016.0
Currency impact(2)	(1.6)
Acquisition ASV(3)	(167.9)
Organic ASV plus Professional Services	$1,846.5
Organic ASV plus Professional Services growth rate	8.8%
(1)Includes $23.0 million in Professional Services.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of November 30, 2022, Organic ASV plus Professional Services was $1.85 billion, an increase of 8.8% compared with November 30, 2021. Organic ASV increased due mainly to increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations.

Organic ASV increased across all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory and Analytics & Trading, and, to a lesser extent, by CTS. Sales increased in Research & Advisory mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from our performance and reporting products, portfolio and benchmark services and portfolio analytics solutions. CTS sales increased primarily due to purchases of company financial data, such as fundamentals, estimates and ownership, along with data management solutions to empower data connectivity.
Segment ASV
As of November 30, 2022, ASV from the Americas represented 64% of total ASV and was $1,271.0 million, an increase from $1,054.9 million as of November 30, 2021. Americas Organic ASV increased to $1,146.6 million as of November 30, 2022, a 8.5% increase from the prior year period. The increased Organic ASV in the Americas was primarily driven by increased sales of Research & Advisory and Analytics & Trading.
As of November 30, 2022, ASV from EMEA equaled 26% of total ASV and was $521.1 million, an increase from $452.0 million as of November 30, 2021. EMEA Organic ASV increased to $487.0 million as of November 30, 2022, a 8.8% increase from the prior year period. The EMEA Organic ASV increase was mainly driven by higher sales of Research & Advisory and Analytics & Trading, and, to a lesser extent CTS.
As of November 30, 2022, ASV from Asia Pacific represented 10% of total ASV and was $200.9 million, an increase from $175.4 million as of November 30, 2021. Asia Pacific Organic ASV increased to $189.9 million as of November 30, 2022, a 11.1% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily due to increased sales of Analytics & Trading and Research & Advisory.

Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV growth rates at November 30, 2022, compared with November 30, 2021, were 8.0% and 14.4%, respectively. Buy-side clients account for approximately 83% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, wealth managers, asset owners, channel partners, hedge funds, and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of November 30, 2022		As of November 30, 2021	Change
Clients(1)	7,631	7631	6,759	12.9%
Users	180,959		162,161	11.6%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,631 as of November 30, 2022, a net increase of 12.9% or 872 clients in the last 12 months, mainly due to an increase in corporate clients, wealth management clients, private equity and venture capital firms and channel partners. We believe this increase was primarily due to our expanded suite of on- and off-platform solutions, personalized content, and continued execution excellence by our sales and client facing teams.
As of November 30, 2022, there were 180,959 professionals using FactSet, representing a net increase of 11.6% or 18,798 users in the last 12 months, primarily driven by an increase in wealth advisory professionals from our wealth management clients as well as an increase in sell-side users from our banking clients. The increase in users was mainly due to new wealth management clients and increased new hiring at our banking clients.
Annual ASV retention was greater than 95% of ASV and 92% when expressed as a percentage of clients for the period ended November 30, 2022, with both percentages consistent with the prior year period.
Employee Headcount
As of November 30, 2022, our employee headcount was 11,627, an increase of 6.7% compared with 10,898 employees as of November 30, 2021. This growth in headcount was primarily due to an increase of 7.1% in Asia Pacific, 6.5% in the Americas and 5.1% in EMEA. At November 30, 2022, 7,698 employees were located in Asia Pacific, 2,495 in the Americas, and 1,434 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2022 and November 30, 2021, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended
	November 30,		Change	% Change
(in thousands, except per share data)	2022	2021
Revenues	$504,815	$424,725	$80,090	18.9%
Cost of services	227,042	207,131	$19,911	9.6%
Selling, general and administrative	105,596	91,238	$14,358	15.7%
Asset impairments	282	3,695	$(3,413)	(92.4)%
Operating income	$171,895	$122,661	$49,234	40.1%

Net income	$136,798	$107,647	$29,151	27.1%
Diluted weighted average common shares	38,914	38,641	273
Diluted earnings per common share	$3.52	$2.79	$0.73	26.2%
Revenues
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Revenues for the three months ended November 30, 2022 were $504.8 million, an increase of 18.9%. The increase in revenues was largely attributed to increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations. Revenues increased across all our segments, primarily from the Americas, followed by EMEA and Asia Pacific, driven by increased revenues in all our workflow solutions, mainly in CTS driven by the acquisition of CGS, followed by Research & Advisory and Analytics & Trading, compared with the prior year. Organic revenues increased to $459.9 million for the three months ended November 30, 2022, a 8.3% increase over the prior year period. Refer to Part I, Item 2. Results of Operations, Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for further discussion on organic revenues.
The growth in revenues of 18.9% was reflective of organic revenues growth of 8.3% and a 11.4% increase primarily due to the impact of acquisition-related revenues, partially offset by a 0.8% decrease from foreign currency exchange rate fluctuations.
Revenues by Segment
The following table summarizes our revenues by segment for the periods described:

	Three Months Ended
	November 30,		% Change
(in thousands)	2022	2021
Americas	$323,367	$266,913	21.2%
% of revenues	64.1%	62.8%
EMEA	$130,738	$115,003	13.7%
% of revenues	25.9%	27.1%
Asia Pacific	$50,710	$42,809	18.5%
% of revenues	10.0%	10.1%
Consolidated	$504,815	$424,725	18.9%

Three months ended November 30, 2022 compared with three months ended November 30, 2021
Americas
Americas revenues increased 21.2% to $323.4 million during the three months ended November 30, 2022, compared with $266.9 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory. The growth in revenues of 21.2% was reflective of a 7.6% increase in organic revenues and a 13.6% increase from acquisition-related revenues.

EMEA
EMEA revenues increased 13.7% to $130.7 million during the three months ended November 30, 2022, compared with $115.0 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 13.7% was due to a 7.2% increase in organic revenues and an 8.1% from acquisition-related revenues, partially offset by a 1.6% decrease driven by the effects of foreign currency exchange rate fluctuations.
Asia Pacific
Asia Pacific revenues segment increased 18.5% to $50.7 million during the three months ended November 30, 2022, compared with $42.8 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Analytics & Trading and Research & Advisory. The growth in revenues of 18.5% was reflective of 14.9% increase in organic revenues and a 7.3% increase from acquisition-related revenues, partially offset by a 3.7% decrease driven by the effects of foreign currency exchange rate fluctuations.
Revenues by Workflow Solution
Three months ended November 30, 2022 compared with three months ended November 30, 2021
The growth in revenues of 18.9% for the three months ended November 30, 2022, compared with the same period a year ago, was due to revenue growth across each of our segments supported by increased revenues from our workflow solutions, primarily from CTS, followed by Research & Advisory and Analytics & Trading. The increase in CTS revenues was driven mainly by CGS related data licensing and issuance revenues. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance and portfolio reporting products, portfolio and benchmark services and portfolio analytics solutions.
Operating Expenses
Principal Operating Costs and Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of identifiable intangible assets, royalty fees, client-related communication costs and computer depreciation.
Selling, general and administrative ("SG&A") consists primarily of employee compensation costs and also includes expenses related to occupancy costs, professional fees, depreciation of furniture and fixtures, amortization of leasehold improvements, travel and entertainment expenses, marketing costs, non-compensatory employee expenses, internal communication costs and bad debt expense.
Employee compensation costs are a major component of both our cost of services and SG&A. These expenses primarily include costs related to salaries, incentive compensation and sales commissions, stock-based compensation, benefits, employment taxes, and any applicable restructuring costs.
We assign employee compensation costs between costs of services and SG&A based on the roles and activities associated with each employee. We categorize employees within the content collection, consulting, product development, software and systems engineering groups as cost of services personnel. Employees included in our sales department and those that serve in various other support departments, including marketing, finance, legal, human resources and administrative services, are classified as SG&A.
Asset impairments consist primarily of expenses recognized when the carrying amount of an asset exceeds its fair value.

The following table summarizes the components of our total operating expenses and operating margin for the periods described:

	Three Months Ended
	November 30,
(in thousands)	2022	2021	% Change
Cost of services	$227,042	$207,131	9.6%
SG&A	105,596	91,238	15.7%
Asset impairments	282	3,695	(92.4)%
Total operating expenses	$332,920	$302,064	10.2%

Operating income	$171,895	$122,661	40.1%
Operating margin	34.1%	28.9%
Cost of Services
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Cost of services increased 9.6% to $227.0 million for the three months ended November 30, 2022, compared with $207.1 million for the same period a year ago, primarily due to an increase in amortization of intangible assets and royalty fees related to our CGS acquisition and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 45.0% for the three months ended November 30, 2022, a decrease of 380 basis points over the prior year period. This decrease was primarily due to lower employee compensation costs and data costs, partially offset by higher amortization of intangible assets and royalty fees.
•Employee compensation costs decreased 560 basis points primarily due to a one-time restructuring charge to drive organizational realignment incurred during the three months ended November 30, 2021 and increased capitalization of compensation costs related to development of our internal-use software projects, partially offset by higher annual base salaries and higher variable compensation expense. The increase in annual base salaries was mainly due to a net headcount increase in cost of services of 558, partially offset by a shift of our headcount from high to low cost locations.
•Data costs decreased by 160 basis points due to the release of certain accruals related to the successful resolution of exchange audits, partially offset by increased data prices and usage-based fees.
•Amortization of intangible assets increased 190 basis points mainly due to increased amortization related to acquired intangible assets, primarily from the CGS acquisition.
•Royalty fees increased cost of services by 170 basis points due to contracts acquired in connection with the acquisition of CGS.
Selling, General and Administrative
Three months ended November 30, 2022 compared with three months ended November 30, 2021
SG&A expenses increased 15.7% to $105.6 million for the three months ended November 30, 2022, compared with $91.2 million from the same period a year ago, primarily due to higher employee compensation expense and travel expenses.

SG&A expenses, expressed as a percentage of revenues, were 20.9% for the three months ended November 30, 2022, a decrease of 60 basis points over the prior year period. This decrease was primarily due to lower occupancy costs, partially offset by higher travel expenses.
•Occupancy costs decreased by 90 basis points mainly driven by vacating leased office space and recognizing an impairment charge during fiscal 2022, thereby reducing occupancy costs recorded over the remaining lease terms.
•Travel expenses increased as we lifted our COVID-19 travel restrictions during the current year.

Asset Impairments
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Asset impairments were $0.3 million for the three months ended November 30, 2022, compared with $3.7 million in the same period a year ago. The impairment charges incurred during the three months ended November 30, 2021 related to our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements associated with vacating certain leased office space.
Operating Income and Operating Margin
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Operating income increased 40.1% to $171.9 million for the three months ended November 30, 2022, compared with $122.7 million in the prior year. This increase was primarily due to growth in revenues, partially offset by an increase in amortization of intangible assets, royalty fees, employee compensation expense, computer-related expenses and travel expenses. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $8.6 million for the three months ended November 30, 2022, compared with a decrease of $4.3 million during the three months ended November 30, 2021
Operating margin increased to 34.1% during the three months ended November 30, 2022, compared with 28.9% in the prior year period. Operating margin increased mainly due to growth in revenues, lower employee compensation expense, data costs and occupancy costs, an impairment charge incurred in the prior year period, partially offset by higher amortization of intangible assets, royalty fees and travel expenses, when expressed as a percentage of revenues.
Operating Income by Segment
Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information for further discussion regarding our segments. The following table summarizes our operating income by segment for the periods described:

	Three Months Ended
	November 30,			% Change
(in thousands)	2022	2021	$ Change
Americas	$67,531	$55,498	$12,033	21.7%
EMEA	67,322	40,654	26,668	65.6%
Asia Pacific	37,042	26,509	10,533	39.7%
Total Operating Income	$171,895	$122,661	$49,234	40.1%
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Americas
Americas operating income increased 21.7% to $67.5 million during the three months ended November 30, 2022, compared with $55.5 million in the same period a year ago. This increase was primarily due to growth in revenues of 21.2%, partially offset by higher amortization of intangible assets, royalty fees, employee compensation expense and computer-related expenses.

•Amortization of intangible assets primarily increased due to amortization related to acquired intangible assets, mainly from the CGS acquisition.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
•Employee compensation expense increased primarily due to an increase in annual base salary, inclusive of a net increase in employee headcount of 152 and an increase in stock-based compensation and payroll taxes, partially offset by the impact of a one-time restructuring charge incurred during the three months ended November 30, 2021 to drive organizational realignment.
•Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services to support our transition to a hybrid cloud strategy, as well as expenses related to licensed software arrangements.

EMEA
EMEA operating income increased 65.6% to $67.3 million during the three months ended November 30, 2022, compared with $40.7 million recognized during the same period a year ago. This increase was primarily due to growth in revenues of 13.7% and a reduction in data costs. Data costs were lower due to the successful resolution of exchange audits, partially offset by increased data prices and usage-based fees.
Asia Pacific
Asia Pacific operating income increased 39.7% to $37.0 million during the three months ended November 30, 2022, compared with $26.5 million from the prior year. This increase was mainly due to growth in revenues of 18.5%, partially offset by higher employee compensation expense. Employee compensation expense increased mainly due to higher annual base salaries, inclusive of a net increase in employee headcount of 508.
Income Taxes
The provision for income taxes and the effective tax rate is as follows:

	Three Months Ended
	November 30,
(in thousands)	2022	2021	$ Change	% Change
Income before income taxes	$157,885	$119,930	$37,955	31.6%
Provision for income taxes	$21,087	$12,283	$8,804	71.7%
Effective tax rate	13.4%	10.2%	3.1%	30.4%
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other non-recurring events that may not be predictable. For the three months ended November 30, 2022, our effective tax rate is lower than the applicable U.S. corporate income tax rate mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a tax benefit from the exercise of stock options.
Three months ended November 30, 2022 compared with three months ended November 30, 2021
For the three months ended November 30, 2022, the provision for income taxes was $21.1 million, compared with $12.3 million for the same period a year ago. The provision increased mainly due to higher pretax income at a higher effective tax rate and, to a lesser extent, an increase of the UK statutory tax rate.
Net Income and Diluted Earnings per Share

	Three Months Ended
	November 30,
(in thousands, except for per share data)	2022	2021	Change	% Change
Net income	$136,798	$107,647	$29,151	27.1%
Diluted weighted average common shares	38,914	38,641	273	0.7%
Diluted earnings per common share	$3.52	$2.79	$0.73	26.2%
Three months ended November 30, 2022 compared with three months ended November 30, 2021
Net income increased 27.1% to $136.8 million and diluted earnings per share ("EPS") increased 26.2% to $3.52 for the three months ended November 30, 2022, compared with the same period a year ago. Net income and diluted EPS increased primarily due to higher operating income, partially offset by an increase in interest expense as a result of higher outstanding debt and an increase in the provision for income taxes due to higher pretax income at a higher effective tax rate, compared with the prior year period.

Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS. The reconciliations from our financial measures calculated and presented in accordance with GAAP to these non-GAAP financial measures are shown in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures, and the information they provide, are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
Adjusted revenues exclude the impact of the fair value of deferred revenues acquired in a business combination. Organic revenues further excludes revenues related to acquisitions and dispositions completed in the last 12 months and foreign currency movements in all periods presented.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended
	November 30,			% Change
(In thousands)	2022	2021	$ Change
Revenues	$504,815	$424,725	$80,090	18.9%
Deferred revenues fair value adjustment(1)	—	86	(86)
Adjusted revenues	$504,815	$424,811	$80,004	18.8%
Acquired revenues(2)	(48,455)	—	(48,455)
Currency impact(3)	3,500	—	3,500
Organic revenues	$459,860	$424,811	$35,049	8.3%
(1) Reflects the amortization effect of the purchase accounting adjustment related to the fair value of acquired deferred revenues for acquisitions prior to fiscal 2022. Acquisitions thereafter do not include this adjustment in accordance with our adoption of ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).
(2) Revenues from acquisitions completed within the last 12 months.
(3) The impact from foreign currency movements year over year.
The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted diluted earnings per share exclude intangible asset amortization, the impact of the fair valuing of deferred revenues acquired in a business combination and non-recurring items. EBITDA excludes interest expense, provision for income taxes and depreciation and amortization expense, while Adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended
	November 30,
(In thousands, except per share data)	2022	2021	% Change
Operating income	$171,895	$122,661	40.1%
Deferred revenues fair value adjustment	—	86
Intangible asset amortization	18,008	6,052
Business acquisition / integration costs(1)	3,499	—
Restructuring / severance	—	9,028
Real estate charges(2)	—	3,695
Transformation costs (3)	—	1,188
Adjusted operating income	$193,402	$142,710	35.5%
Operating margin	34.1%	28.9%
Adjusted operating margin(4)	38.3%	33.6%

Net income	$136,798	$107,647	27.1%
Deferred revenues fair value adjustment	—	77
Intangible asset amortization	15,577	5,419
Business acquisition / integration costs(1)	3,026	—
Restructuring / severance	—	8,084
Real estate charges(2)	—	3,309
Transformation costs(3)	—	1,064
Income tax items	(230)	(259)
Adjusted net income(5)	$155,171	$125,341	23.8%
Net income	$136,798	$107,647
Interest expense	16,537	1,972
Income taxes	21,087	12,283
Depreciation and amortization expense	25,997	19,432
EBITDA	$200,419	$141,334	41.8%
Real estate charges(2)	—	3,695
Adjusted EBITDA	$200,419	$145,029	38.2%
Diluted earnings per common share	$3.52	$2.79	26.2%
Deferred revenues fair value adjustment	—	0.00
Intangible asset amortization	0.40	0.14
Business acquisition / integration costs(1)	0.08	—
Restructuring / severance	—	0.21
Real estate charges(2)	—	0.09
Transformation costs(3)	—	0.03
Income tax items	(0.01)	(0.01)
Adjusted diluted earnings per common share(5)	$3.99	$3.25	22.8%
Weighted average common shares (Diluted)	38,914	38,641
(1)Related to integration costs of our CGS acquisition.
(2)Related to impairment charges of our lease ROU assets and property, equipment and leasehold improvements associated with vacating certain leased office space.
(3)Primarily related to professional fees associated with our ongoing multi-year investment plan.
(4)Adjusted operating margin is calculated as Adjusted operating income divided by Adjusted revenues as shown in the revenues reconciliation table above.
(5)For purposes of calculating Adjusted net income and Adjusted diluted earnings per share, all adjustments were taxed at the quarterly effective tax rates of 13.5% for fiscal 2023 and 10.5% for fiscal 2022.

Liquidity and Capital Resources
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our long-term debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund our capital expenditures, acquisitions, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future.
Sources of Liquidity
Long-Term Debt & Swap Agreements
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the “2022 Term Facility”) and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the “2022 Revolving Facility” and, together with the 2022 Term Facility, the “2022 Credit Facilities”). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments under the 2022 Revolving Facility from lenders or other financial institutions up to an aggregate principal amount of $750.0 million.
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based upon our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained at 0.125% from the borrowing date through November 30, 2022. During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the first quarter of fiscal 2023, we repaid $125.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $112.5 million. Since March 1, 2022, we have repaid $375.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $350.0 million.
As of November 30, 2022, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through November 30, 2022. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of November 30, 2022. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2022.
Refer to Note 11, Debt for further discussion of the 2022 Credit Agreement.
2022 Swap Agreement
On March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Refer to Note 5, Derivative Instruments, for defined terms and more information on the 2022 Swap Agreement.

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
Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, with the first payment made on September 1, 2022. The Senior Notes were issued at an aggregate discount of $2.8 million during fiscal 2022 and we incurred approximately $9.1 million in debt issuance costs.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association (the "2019 Credit Agreement"), and borrowed $575.0 million of the available $750.0 million provided by the revolving credit facility thereunder (the "2019 Revolving Credit Facility"). Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date.
As of March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement. Refer to Note 11, Debt for more information on the termination.
Uses of Liquidity
Returning Value to Shareholders
We returned $33.7 million in the form of dividends and $49.3 million in the form of share repurchases and dividends to shareholders during the three months ended November 30, 2022 and November 30, 2021, respectively. Over the last 12 months, we returned $128.9 million to stockholders in the form of dividends. Refer to the Share Repurchase Program below for more information on the current suspension of our share repurchase program.
Dividends
During the three months ended November 30, 2022 and November 30, 2021, we paid dividends of $33.7 million and $30.7 million, respectively. Our dividends per share related to dividends paid during the three months ended November 30, 2022 increased 8.5% compared to the three months ended November 30, 2021.
Fiscal 2022 marked 23 consecutive fiscal years of dividend increases, highlighting our continued commitment to returning value to stockholders. Future dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Share Repurchase Program
As of November 30, 2022, $181.3 million remained authorized for future share repurchases under our share repurchase program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the program. We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.
We did not repurchase any shares during the three months ended November 30, 2022, compared with 46,200 shares for $18.6 million during the three months ended November 30, 2021. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-

based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 11, Debt for more information on the 2022 Credit Facilities.
Capital Expenditures
For the three months ended November 30, 2022, capital expenditures increased by 109.3% to $18.0 million, compared with $8.6 million during the same period a year ago. This increase was primarily due to higher expenditures related to the development of capitalized internal-use software, followed by an increase in technology expenditures.
Acquisitions
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS, operating on behalf of the ABA, is the provider of CUSIP and CINS identifiers globally and also acts as the official numbering agency for ISIN identifiers in the United States and as a substitute number agency for more than 35 other countries. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt Software, Inc. ("Cobalt") for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering.
Refer to Note 6, Acquisitions, for further discussion of the CGS and Cobalt acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2022, we had total purchase commitments of $373.9 million, primarily related to hosting services and data acquisition, followed by third-party software providers. Hosting services support our technology investments related to our migration to cloud-based hosting services, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients. Third-party software mainly includes internal-use software licenses.
Since August 31, 2022, there were no material changes to our contractual obligations. We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases, Note 11, Debt and Note 12, Commitments and Contingencies for information regarding our contractual obligations related to our lease liabilities, outstanding debt and other commitments, respectively.
Summary of Cash Flows
As of November 30, 2022, Cash and cash equivalents were $437.1 million, compared with $673.9 million as of November 30, 2021. Our cash and cash equivalents are held in numerous locations throughout the world, with $234.1 million in the Americas, $116.2 million in EMEA (predominantly in the UK) and the remaining $86.8 million in Asia Pacific (predominantly in India and the Philippines) as of November 30, 2022. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended
	November 30,
(in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$106,636	$72,918	$33,718	46.2%
Net cash used in investing activities	(27,852)	(58,851)	30,999	(52.7)%
Net cash provided by/(used in) financing activities	(146,232)	(16,482)	(129,750)	787.2%
Effect of exchange rate changes on cash and cash equivalents	1,317	(5,550)	6,867	(123.7)%
Net increase (decrease) in cash and cash equivalents	$(66,131)	$(7,965)	$(58,166)	730.3%
Operating
For the three months ended November 30, 2022, net cash provided by operating activities was $106.6 million, which included net income of $136.8 million, non-cash charges of $47.4 million and higher working capital requirements of $77.6 million. The non-cash charges were primarily driven by $26.0 million of depreciation and amortization and $12.2 million of stock-based compensation expense. The change in our working capital was primarily due to a cash outflow of $66.8 million related to our variable compensation payment.
For the three months ended November 30, 2021, net cash provided by operating activities was $72.9 million, which consisted of net income of $107.6 million, non-cash charges of $43.9 million and higher working capital requirements of $78.7 million. The non-cash charges were primarily driven by $17.2 million of depreciation and amortization and $11.1 million in amortization of lease ROU assets. The change in our working capital was primarily due to a cash outflow of $53.5 million related to our variable compensation payment.
Investing
For the three months ended November 30, 2022, net cash used in investing activities was $27.9 million. The cash used in investing activities was primarily due to an increase in capital expenditures of $18.0 million mainly due to capitalization of compensation costs related to development of our internal-use software projects.
For the three months ended November 30, 2021, net cash used in investing activities was $58.9 million. The cash used in investing activities was primarily due to the purchase of Cobalt for $50.0 million.
Financing
For the three months ended November 30, 2022, net cash used in financing activities was $146.2 million, consisting mainly of $125.0 million related to the partial repayment of the 2022 Term Facility and $33.7 million of dividend payments, partially offset by $23.4 million of proceeds from employee stock plans.
For the three months ended November 30, 2021, net cash used in financing activities was $16.5 million, consisting mainly of $33.7 million of dividend payments and $18.6 million of repurchases of common stock, partially offset by $35.8 million of proceeds from employee stock plans.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment, leasehold improvements and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to shareholders, investing in our business, making strategic acquisitions and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended
	November 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$106,636	$72,918	$33,718
Less: purchases of property, equipment, leasehold improvements and internal-use software	(17,960)	(8,583)	(9,377)
Free cash flow	$88,676	$64,335	$24,341
We generated free cash flow of $88.7 million during the three months ended November 30, 2022, an increase of $24.3 million compared with the same period a year ago. This change reflects a $33.7 million increase in cash provided by operating activities, mainly due to higher net income, partially offset by a $9.4 million increase in capital expenditures, primarily driven by an increase in capitalized costs related to internal-use software.
Off-Balance Sheet Arrangements
At November 30, 2022 and August 31, 2022, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate this foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our foreign currency exposures related to the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2022, these forward contracts hedge a portion of our foreign currency transaction exposure ranging from 25% to 75%, over their respective hedged periods, which are set to mature at various points between the second quarter of fiscal 2023 through the first quarter of fiscal 2024.
During the three months ended November 30, 2022, foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $8.6 million, compared with a decrease of $4.3 million to operating income a year ago. A loss on foreign currency forward contracts of $5.0 million was recorded into operating income for the three months ended November 30, 2022, compared with a loss on forward currency forward contracts of $0.4 million in the same period a year ago.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso with U.S. dollars:

	November 30, 2022			November 30, 2021
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£48,000	$57,337		£44,200	$55,567
Euro		€38,000	39,892		€37,500	40,679
Indian Rupee	Rs	2,739,827	33,600	Rs	2,667,928	33,600
Philippine Peso	₱	1,540,066	27,300	₱	1,462,060	27,000
Total			$158,129			$156,846

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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the three months ended November 30, 2022.
We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. There were no significant changes in our critical accounting estimates during the three months ended November 30, 2022.
New Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

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
Foreign Currency Transaction Risk
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate the volatility and uncertainty of our exchange rate risk, we entered into foreign currency forward contracts with major institutions related to our primary currencies of the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2022, these forward contracts hedge a portion of our foreign currency transaction exposure ranging from 25% to 75% over their respective hedged periods. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedged exposure affects earnings.
During the three months ended November 30, 2022, we recognized a loss on foreign currency forward contracts of $5.0 million, compared with a loss of $0.4 million in the same period a year ago. During three months ended November 30, 2022, foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $8.6 million, compared with a decrease of $4.3 million during the three months ended November 30, 2021.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of November 30, 2022,  relative to the other foreign currencies in which we transact. Based on the financial results for the three months ended November 30, 2022, the fair value of our outstanding forward contracts would have increased by $15.4 million and our operating income, excluding these forward contracts, would have decreased by $11.2 million. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Refer to Note 5, Derivative Instruments in the Notes of this Quarterly Report for more information on our foreign currency exposures and our foreign currency forward contracts.

Foreign Currency Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition. We recorded a translation gain of $8.8 million and a loss of $18.7 million in AOCL for the three months ended November 30, 2022 and 2021, respectively.
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of November 30, 2022, we had Cash and cash equivalents of $437.1 million and Investments of $32.6 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds, and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Item 8. of our Annual Report on Form 10-K for more information on our cash and cash equivalents.
Debt
2022 Credit Agreement
As of November 30, 2022 our outstanding debt with a variable rate of interest included $625.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. During the three months ended November 30, 2022, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the date of borrowing through November 30, 2022.
The variable rate of interest on our debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this exposure, on March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%, to maintain an intended fixed to floating interest rate ratio. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis and was $500.0 million as of November 30, 2022. The 2022 Swap Agreement is maturing on February 28, 2024.
Thus, our exposure is limited to fluctuations in SOFR on our borrowings from the 2022 Credit Facilities in excess of amounts that are not hedged, or $375.0 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR provided exposure of $0.9 million to our annual interest expense.
Refer to Note 11, Debt for more information on our 2022 Term Facility and 2022 Revolving Facility. Refer to Note 5, Derivative Instruments for more information on our 2022 Swap Agreement.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded CGS from management's assessment on internal control over financial reporting for the quarter ended November 30, 2022. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of CGS. CGS represents 10% percent of our consolidated revenues for the three months ended November 30, 2022 and excluding goodwill and intangible assets, CGS represented 7% percent of our total assets as of November 30, 2022.
Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures, excluding those related to CGS, were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended November 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
September 2022	20	$443.22	—	$181,254
October 2022	390	$403.46	—	$181,254
November 2022	25,450	$425.31	—	$181,254
Total	25,860		—
(1)Relates to shares repurchased to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards.
(2)As of November 30, 2022, a total of $181.3 million remained available for future share repurchases under our existing share repurchase program. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allows us to prioritize the repayment of debt under the 2022 Credit Facilities. Refer to Note 11, Debt for more information on the 2022 Credit Facilities.
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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 5, 2023	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)