Form 10-Q
period 2023-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2023-04-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 27, 2023 was 38,319,485.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2023
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and six months ended February 28, 2023, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues	$515,085	$431,119	$1,019,900	$855,844
Operating expenses
Cost of services	240,806	199,413	467,848	406,544
Selling, general and administrative	104,582	98,066	210,178	189,304
Asset impairments	447	10,292	729	13,987
Total operating expenses	345,835	307,771	678,755	609,835

Operating income	169,250	123,348	341,145	246,009

Other income (expense), net
Interest expense, net	(13,834)	(1,673)	(28,166)	(3,167)
Other income (expense), net	1,346	281	1,668	(956)
Total other income (expense), net	(12,488)	(1,392)	(26,498)	(4,123)

Income before income taxes	156,762	121,956	314,647	241,886

Provision for income taxes	25,169	12,018	46,256	24,301
Net income	$131,593	$109,938	$268,391	$217,585

Basic earnings per common share	$3.44	$2.91	$7.03	$5.77
Diluted earnings per common share	$3.38	$2.84	$6.89	$5.63

Basic weighted average common shares	38,281	37,837	38,201	37,685
Diluted weighted average common shares	38,981	38,761	38,947	38,628
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Net income	$131,593	$109,938	$268,391	$217,585

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	(2,254)	4,805	4,301	4,810
Foreign currency translation adjustment gains (losses)	3,070	(2,983)	11,839	(21,696)
Other comprehensive income (loss)	816	1,822	16,140	(16,886)
Comprehensive income	$132,409	$111,760	$284,531	$200,699
*Presented net of a tax benefit of $779 thousand and a tax expense of $468 thousand for the three months ended February 28, 2023 and February 28, 2022, respectively. Presented net of a tax expense of $1,485 thousand and $469 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(in thousands, except share data)	February 28, 2023	August 31, 2022
ASSETS
Cash and cash equivalents	$445,326	$503,273
Investments	32,022	33,219
Accounts receivable, net of reserves of $3,120 at February 28, 2023 and $2,776 at August 31, 2022	257,408	204,102
Prepaid taxes	41,605	38,539
Prepaid expenses and other current assets	82,293	91,214
Total current assets	858,654	870,347
Property, equipment and leasehold improvements, net	81,790	80,843
Goodwill	977,359	965,848
Intangible assets, net	1,869,774	1,895,909
Deferred taxes	5,662	3,153
Lease right-of-use assets, net	150,174	159,458
Other assets	57,662	38,747
TOTAL ASSETS	$4,001,075	$4,014,305
LIABILITIES
Accounts payable and accrued expenses	$120,223	$108,395
Current lease liabilities	28,573	29,185
Accrued compensation	63,720	114,808
Deferred revenues	164,190	152,039
Dividends payable	34,099	33,860
Total current liabilities	410,805	438,287
Long-term debt	1,735,609	1,982,424
Deferred taxes	6,600	8,800
Deferred revenues, non-current	6,137	7,212
Taxes payable	34,825	34,211
Long-term lease liabilities	196,669	208,622
Other liabilities	3,276	3,341
TOTAL LIABILITIES	$2,393,921	$2,682,897
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 41,949,883 and 41,653,218 shares issued; 38,313,708 and 38,044,756 shares outstanding at February 28, 2023 and August 31, 2022, respectively	420	417
Additional paid-in capital	1,261,452	1,190,350
Treasury stock, at cost: 3,636,175 and 3,608,462 shares at February 28, 2023 and August 31, 2022, respectively	(942,496)	(930,715)
Retained earnings	1,380,021	1,179,739
Accumulated other comprehensive loss	(92,243)	(108,383)
TOTAL STOCKHOLDERS’ EQUITY	$1,607,154	$1,331,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,001,075	$4,014,305
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	February 28,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268,391	$217,585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,208	32,827
Amortization of lease right-of-use assets	19,596	22,172
Stock-based compensation expense	27,500	25,937
Deferred income taxes	(6,470)	(3,264)
Asset impairments	729	13,987
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(54,294)	(37,704)
Accounts payable and accrued expenses	12,102	10,183
Accrued compensation	(51,714)	(34,680)
Deferred revenues	11,069	6,201
Taxes payable, net of prepaid taxes	(2,576)	(21,824)
Lease liabilities, net	(22,877)	(23,863)
Other, net	17,650	(12,605)
Net cash provided by operating activities	271,314	194,952

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(35,416)	(20,546)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(50,018)
Purchases of investments	(10,889)	(250)
Net cash provided by (used in) investing activities	(46,305)	(70,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(250,000)	—
Dividend payments	(67,478)	(61,448)
Proceeds from employee stock plans	43,605	56,928
Repurchases of common stock	—	(18,639)
Other financing activities	(11,781)	(3,258)
Net cash provided by (used in) financing activities	(285,654)	(26,417)

Effect of exchange rate changes on cash and cash equivalents	2,698	(6,574)
Net increase (decrease) in cash and cash equivalents	(57,947)	91,147
Cash and cash equivalents at beginning of period	503,273	681,865
Cash and cash equivalents at end of period	$445,326	$773,012
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended February 28, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2022	41,848,430	$418	$1,225,947	3,634,322	$(941,705)	$1,282,527	$(93,059)	$1,474,128
Net income						131,593		131,593
Other comprehensive income (loss)							816	816
Common stock issued for employee stock plans	95,543	1	20,180					20,181
Vesting of restricted stock	5,910	1		1,853	(791)			(790)
Stock-based compensation expense			15,325					15,325
Dividends declared						(34,099)		(34,099)
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154

For the Six Months Ended February 28, 2023
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						268,391		268,391
Other comprehensive income (loss)							16,140	16,140
Common stock issued for employee stock plans	226,966	2	43,602	410	(166)			43,438
Vesting of restricted stock	69,699	1		27,303	(11,615)			(11,614)
Stock-based compensation expense			27,500					27,500
Dividends declared						(68,109)		(68,109)
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154

For the Three Months Ended February 28, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2021	41,372,890	$414	$1,094,467	3,600,720	$(927,505)	$989,189	$(57,670)	$1,098,895
Net income						109,938		109,938
Other comprehensive income (loss)							1,822	1,822
Common stock issued for employee stock plans	111,360	1	21,163	260	(128)			21,036
Vesting of restricted stock	1,011	—		415	(181)			(181)
Stock-based compensation expense			15,536					15,536
Dividends declared						(31,065)		(31,065)
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981

For the Six Months Ended February 28, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						217,585		217,585
Other comprehensive loss							(16,886)	(16,886)
Common stock issued for employee stock plans	303,709	3	56,924	260	(128)			56,799
Vesting of restricted stock	18,360	—		7,162	(3,130)			(3,130)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			25,937					25,937
Dividends declared						(62,038)		(62,038)
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2023
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible solutions that drive the investment community to see more, think bigger and do its best work. Our strategy is to build the leading open content and analytics platform that delivers a differentiated advantage for our clients’ success.
Fiscal 2023 marks the 45th year our platform has delivered expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of February 28, 2023, we had more than 7,700 clients comprised of approximately 186,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
Reclassifications
In the Consolidated Statements of Income, we reclassified comparative figures for the three and six months ended February 28, 2022 from both Selling, general and administrative and Cost of services to Asset impairments, primarily related to the impairment of our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements, to conform to the current year's presentation.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP, required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates may have been made in areas that include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, long-lived assets, contingencies and impairment assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients; however, this risk is generally limited due to our large and geographically dispersed client base. No single client represented more than 3% of our total subscription revenues in any period presented. The receivable reserve was $3.1 million and $2.8 million as of February 28, 2023 and August 31, 2022, respectively. We do not require collateral from our clients.
Derivative Instruments
Our use of derivative instruments exposes us to credit risk to the extent counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, we limit counterparties to credit-worthy financial institutions and use several institutions to reduce concentration risk. We do not expect any losses as a result of default by our counterparties.
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform, which our clients access to perform their analyses. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the six months ended February 28, 2023.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three and six months ended February 28, 2023 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued or effective as of February 28, 2023 that had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions, powered by our content refinery, over the associated contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. In addition, through our CGS platform, we provide subscription access to a database of universally recognized identifiers, enabling differentiating characteristics for issuers and their financial instruments (referred to as the "Identifier Platform").
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
Contracts with clients can include certain fulfillment costs, comprised of up-front costs to allow for the delivery of products and services, which are recoverable. Fulfillment costs are recognized as an asset, with the current portion recorded in Prepaid expenses and other current assets and the non-current portion recorded in Other assets in the Consolidated Balance Sheets, based on the term of the license period. The fulfillment costs are amortized consistent with the associated revenues for providing the services. There are no significant judgments that would impact the timing of revenue recognition.
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
The following table presents this disaggregation by segment:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Americas	$331,121	$273,659	$654,488	$540,572
EMEA	132,508	114,591	263,246	229,594
Asia Pacific	51,456	42,869	102,166	85,678
Total Revenues	$515,085	$431,119	$1,019,900	$855,844
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2023 and August 31, 2022. We did not have any transfers between levels of fair value measurements during the periods presented below. We held no Level 3 assets or liabilities measured at fair value on a recurring basis as of February 28, 2023 and August 31, 2022.

	Fair Value Measurements at February 28, 2023
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$163,032	$—	$163,032
Mutual funds(2)	—	32,022	32,022
Derivative instruments(3)	—	11,583	11,583
Total assets measured at fair value	$163,032	$43,605	$206,637

Liabilities
Derivative instruments(3)	$—	$1,692	$1,692
Total liabilities measured at fair value	$—	$1,692	$1,692

	Fair Value Measurements at August 31, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$179,330	$—	$179,330
Mutual funds(2)	—	33,219	33,219
Derivative instruments(3)	—	12,412	12,412
Total assets measured at fair value	$179,330	$45,631	$224,961

Liabilities
Derivative instruments(3)	$—	$8,307	$8,307
Total liabilities measured at fair value	$—	$8,307	$8,307
(1) Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are included in Investments (short-term) within the Consolidated Balance Sheets.
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
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis relate primarily to our tangible fixed assets, lease ROU assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections. These non-financial assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill.

Asset impairments incurred during the three and six months ended February 28, 2022 were $10.3 million and $14.0 million, respectively, with no similar level of impairment recorded during the three and six ended February 28, 2023. The asset impairments recognized during the three and six months ended February 28, 2022 included a respective $9.7 million and $13.4 million charge related to our lease ROU assets and property, equipment and leasehold improvements associated with vacating certain leased office space. For those locations we anticipated subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. We fully impaired the lease ROU assets for locations we will not sublease and substantially all the property, equipment and leasehold improvements associated with the related vacated leased office space as there are no expected cash flows related to these items. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments are classified within Level 3 of the fair value hierarchy.
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
The following table summarizes information on our outstanding debt as of February 28, 2023 and August 31, 2022:

		February 28, 2023		August 31, 2022
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$460,470	$500,000	$470,525
2032 Notes	Level 1	500,000	419,705	500,000	438,205
2022 Term Facility	Level 3	500,000	503,125	750,000	750,975
2022 Revolving Facility	Level 3	250,000	248,438	250,000	249,075
Total principal amount		$1,750,000	$1,631,738	$2,000,000	$1,908,780
Total unamortized discounts and debt issuance costs		(14,391)		(17,576)
Total net carrying value of debt		$1,735,609		$1,982,424

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
Foreign Currency Forward Contracts
As we conduct business outside the U.S. in several currencies, we are exposed to movements in foreign currency exchange rates. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. As of February 28, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our exposures related to our primary currencies of the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts to mitigate our currency exposure ranging from 25% to 75%, over their respective hedged periods, which are set to mature at various points between the third quarter of fiscal 2023 through the second quarter of fiscal 2024.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase British Pound Sterling, Euros, Indian Rupees and Philippine Pesos with U.S. dollars as of February 28, 2023 and August 31, 2022.

	February 28, 2023			August 31, 2022
(in thousands)	Local Currency		USD	Local Currency		USD
British Pound Sterling		£46,000	$55,491		£44,200	$55,567
Euro		€37,500	39,877		€37,500	40,679
Indian Rupee	Rs	2,987,143	36,200	Rs	2,667,928	33,600
Philippine Peso	₱	1,767,455	31,600	₱	1,462,060	27,000
Total			$163,168			$156,846
Refer to Foreign Currency Transaction Risk in Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis as of May 31, 2022 and is maturing on February 28, 2024. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified. As of February 28, 2023, the notional amount of the 2022 Swap Agreement was $400.0 million.

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

(in thousands)	Gross Notional Value
	February 28, 2023	August 31, 2022
Foreign currency forward contracts	$163,168	$156,846
Interest rate swap agreement	400,000	600,000
Total cash flow hedges	$563,168	$756,846

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	February 28, 2023	August 31, 2022	Balance Sheet Classification	February 28, 2023	August 31, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,738	$—	Accounts payable and accrued expenses	$1,692	$8,307
Interest rate swap agreement	Prepaid expenses and other current assets	9,845	10,621	Accounts payable and accrued expenses	—	—
	Other assets	—	1,791	Other liabilities	—	—
Total cash flow hedges		$11,583	$12,412		$1,692	$8,307

All derivatives were designated as hedging instruments as of February 28, 2023 and August 31, 2022.
Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2023 and February 28, 2022, respectively:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,			February 28,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Foreign currency forward contracts	$(215)	$(34)	SG&A	$(279)	$(1,014)
Interest rate swap agreement	848	3,795	Interest expense, net	3,945	(498)
Total cash flow hedges	$633	$3,761		$3,666	$(1,512)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2023 and February 28, 2022, respectively:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,			February 28,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Foreign currency forward contracts	$3,108	$(3,576)	SG&A	$(5,244)	$(1,463)
Interest rate swap agreement	4,276	6,378	Interest expense, net	6,842	(1,014)
Total cash flow hedges	$7,384	$2,802		$1,598	$(2,477)

As of February 28, 2023, we estimate that net pre-tax derivative gains of $9.9 million included in AOCL will be reclassified into earnings within the next 12 months. As of February 28, 2023, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There was no discontinuance of our cash flow hedges during the six months ended February 28, 2023 or February 28, 2022, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of February 28, 2023 and August 31, 2022, there were no material amounts recorded net on the Consolidated Balance Sheets.
6. ACQUISITIONS
During fiscal 2022, we completed acquisitions of CUSIP Global Services ("CGS") and Cobalt Software, Inc. ("Cobalt").
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
(2) Includes a deferred revenues balance of $99.4 million. The CGS acquisition was accounted for in accordance with our adoption of ASU No. 2021-08; as such, the deferred revenues did not include a fair value adjustment. Refer to Note 2, Significant Accounting Policies in the Notes included in Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for more information on ASU No. 2021-08.
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
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. CGS functions as part of CTS. Pro forma information has not been presented because the effect of the CGS acquisition was not material to our Consolidated Financial Statements.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring solutions provider for the private capital industry. This acquisition aligned with our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the Cobalt acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.

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
The results of Cobalt's operations have been included in our Consolidated Financial Statements, within the Americas and EMEA segments, beginning with its acquisition on October 12, 2021. Pro forma information has not been presented because the effect of the Cobalt acquisition was not material to our Consolidated Financial Statements.
7. GOODWILL
Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2023 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Foreign currency translations	—	11,463	48	11,511
Balance at February 28, 2023	$686,412	$288,550	$2,397	$977,359

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

8. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		February 28, 2023			August 31, 2022
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$43,972	$1,539,028	$1,583,000	$21,986	$1,561,014
Client relationships	11 to 26	263,825	62,102	201,723	263,163	55,405	207,758
Software technology	2 to 9	123,463	101,985	21,478	122,363	96,567	25,796
Developed technology	3 to 5	96,981	41,654	55,327	80,956	33,676	47,280
Acquired databases	15	46,000	3,067	42,933	46,000	1,533	44,467
Data content	7 to 20	33,625	26,704	6,921	32,305	24,973	7,332
Trade names	15	6,759	4,395	2,364	6,693	4,431	2,262
Total		$2,153,653	$283,879	$1,869,774	$2,134,480	$238,571	$1,895,909
The weighted average useful life of our intangible assets at February 28, 2023 was 32.8 years. As described in Note 6, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets at February 28, 2023, excluding those acquired from CGS, was 9.3 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment nor a material change to the estimated remaining useful lives of our intangible assets for the six months ended February 28, 2023 and February 28, 2022. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets for the three months ended February 28, 2023 and February 28, 2022 was $21.7 million and $9.1 million, respectively. Amortization expense for intangible assets for the six months ended February 28, 2023 and February 28, 2022 was $43.4 million and $19.2 million, respectively.
As of February 28, 2023, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2023 (remaining six months)	$46,853
2024	85,169
2025	78,644
2026	70,020
2027	63,279
Thereafter	1,525,809
Total	$1,869,774
9. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Income Tax Provision and Effective Tax Rate
The provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Income before income taxes	$156,762	$121,956	$314,647	$241,886
Provision for income taxes	$25,169	$12,018	$46,256	$24,301
Effective tax rate	16.1%	9.9%	14.7%	10.0%
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business. Our provision for income taxes for interim periods is calculated by applying an estimate of our annual effective tax rate to our quarter and year-to-date results, adjusted for discrete items recorded in the period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pretax income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets, then adjusted for any discrete items. On a quarterly basis, we update the estimate of our annual effective tax rate as new events occur, assumptions change, or additional information is obtained.
For the three months ended February 28, 2023, the effective tax rate was 16.1% compared to 9.9% for the same period a year ago. For the six months ended February 28, 2023, the effective tax rate was 14.7% compared to 10.0% for the same period a year ago. For all periods presented, our effective tax rate was lower than the applicable U.S. corporate income tax rate, mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction, and a tax benefit from the exercise of stock options.
Our effective tax rate during the three and six months ended February 28, 2023 was higher than the rate during the respective prior year periods, due mainly to a decrease in the impact of tax attributes on the effective tax rate as a result of an increase in income, a lower tax benefit from the exercise of stock options and an increase in the U.K.'s enacted tax rates.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code effective for taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations. The IRA also includes a 1% excise tax on corporate stock repurchases made by publicly traded U.S. corporations after December 31, 2022. We do not expect the IRA to have a material impact on our Consolidated Financial Statements.
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
As of February 28, 2023, we recognized $150.2 million of Lease right-of-use assets, net and $225.2 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just under 13 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of February 28, 2023:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2023 (remaining six months)	$19,171
2024	35,952
2025	33,864
2026	33,043
2027	31,777
Thereafter	114,427
Total	$268,234
Less: Imputed interest	42,992
Present value	$225,242
The following table includes the components of our occupancy costs in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Operating lease cost(1)	$8,156	$10,221	$16,233	$20,699
Variable lease cost(2)	$3,834	$2,858	$8,054	$5,748
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	As of February 28, 2023	As of August 31, 2022
Weighted average remaining lease term (in years)	8.2	8.6
Weighted average discount rate (IBR)	4.4%	4.4%

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended
	February 28,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$19,596	$22,172
Lease ROU assets obtained in exchange for lease liabilities(1)	$1,379	$2,680
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(8,893)
(1)Primarily includes new lease arrangements entered into during the period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
During the three and six months ended February 28, 2022, we incurred an impairment charge of $5.8 million and $7.2 million, respectively, related to our lease ROU assets associated with vacating certain leased office space. Refer to Note 4, Fair Value Measures for more information on the lease ROU assets impairment methodology. The were no similar lease ROU asset impairments recorded during the three and six months ended February 28, 2023.

11. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discount and debt issuance costs. Our total debt obligations as of February 28, 2023 and August 31, 2022 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	February 28, 2023	August 31, 2022
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	500,000	750,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(14,391)	(17,576)

Total Long-term debt			$1,735,609	$1,982,424
As of February 28, 2023, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2023 (remaining six months)	$—
2024	—
2025	500,000
2026	—
2027	750,000
Thereafter	500,000
Total	$1,750,000
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through February 28, 2023.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.

During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability. Debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt, which approximates the effective interest method.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 28, 2023, we repaid $125.0 million and $250.0 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $112.5 million and $225.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $500.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $462.5 million.
As of February 28, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through February 28, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of February 28, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 28, 2023.
Swap Agreements
On March 5, 2020, we entered into the 2020 Swap Agreement to hedge a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995%. On March 1, 2022, we terminated the 2020 Swap Agreement and concurrently entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then outstanding notional amount of the 2022 Swap Agreement between two counterparties. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
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
The Senior Notes were issued at an aggregate discount of $2.8 million during fiscal 2022 and we incurred approximately $9.1 million in debt issuance costs. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the debt liability. The debt discounts and debt issuance costs are amortized to Interest expense, net in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
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

2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association (the "2019 Credit Agreement") and borrowed $575.0 million of the available $750.0 million provided by the revolving credit facility thereunder (the "2019 Revolving Credit Facility"). Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily LIBOR plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date. We incurred approximately $0.9 million in debt issuance costs related to the 2019 Credit Agreement.
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
The following table presents the interest expense on our outstanding debt which is included in Interest expense, net in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Interest expense on outstanding debt(1)	$16,728	$1,908	$33,256	$3,826
(1)    Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreements.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 3.26% and 2.02% as of February 28, 2023 and August 31, 2022, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
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
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes in the Notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our total purchase obligations as of August 31, 2022 primarily related to hosting services and acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our technology investments related to our transition to a hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients and our commitments to third-party software providers mainly include internal-use software licenses.

As of August 31, 2022, we had total purchase obligations with suppliers of $373.9 million. During the second quarter of fiscal 2023, we amended a contract with a data supplier that resulted in an incremental commitment to purchase data of approximately $26 million.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of February 28, 2023 and August 31, 2022, we had outstanding capital commitments related to an investment of $0.8 million and $1.1 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of both February 28, 2023 and August 31, 2022, we had $0.5 million of standby letters of credit outstanding. No liabilities related to these arrangements are reflected in the Company's Consolidated Balance Sheets.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at February 28, 2023, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters

On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the “Sales Taxes”) from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the “Third Notice"; cumulatively with the First and Second Notices, the “Notices”) additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We have filed an appeal with respect to the Notices to contest all Sales Taxes that may be assessed. We continue to cooperate with the Commonwealth's inquiry with respect to the Notices.
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
Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify each of our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of FactSet, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. It is not possible to determine the maximum potential amount for claims made under the indemnification obligations due to the unique set of facts and circumstances likely to be involved in each particular claim and indemnification provision; however, we have purchased a director and officer insurance policy that mitigates our exposure and may enable us to recover a portion of any future amounts paid. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification obligations.
13. STOCKHOLDERS' EQUITY
Share Repurchases

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except share data)	2023	2022	2023	2022
Repurchases of common stock under the share repurchase program(1)	—	—	—	46,200
Total cost of shares repurchased(1)	$—	$—	$—	$18,639
(1) Amounts do not include 1,853 shares and 675 shares surrendered by grantees to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards valued at $0.8 million and $0.3 million during the three months ended February 28, 2023 and February 28, 2022, respectively. Amounts do not include 27,713 shares and 7,422 shares surrendered by grantees to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards valued at $11.8 million and $3.3 million during the six months ended February 28, 2023 and February 28, 2022, respectively.
We did not repurchase any shares of our common stock during the three months ended February 28, 2023 and February 28, 2022. We also did not repurchase any shares during the six months ended February 28, 2023 compared with 46,200 shares repurchased for $18.6 million during the same period in the prior fiscal year. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allowed us to prioritize the repayment of debt under the 2022 Credit Facilities. We anticipate resuming the existing share repurchase program for the third and fourth quarters of fiscal 2023. Refer to Note 11, Debt for more information on the 2022 Credit Facilities.
As of February 28, 2023, a total of $181.3 million remained authorized for future share repurchases under this program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the share repurchase program. We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the three and six months ended February 28, 2023 and February 28, 2022.

Dividends
Our Board of Directors declared dividends during the three and six months ended February 28, 2023 and February 28, 2022 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	$34,099	March 16, 2023
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	$31,065	March 17, 2022
In the third quarter of fiscal 2022, our Board of Directors approved an 8.5% increase in the regular quarterly dividend from $0.82 to $0.89 per share. Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	February 28, 2023	August 31, 2022
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$7,450	$3,149
Accumulated foreign currency translation adjustments	(99,693)	(111,532)
Total AOCL	$(92,243)	$(108,383)
14. EARNINGS PER SHARE
Basic earnings per share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") is computed using the treasury stock method, by dividing net income by the cumulative weighted average common shares that are outstanding or are issuable upon the exercise of outstanding stock-based compensation awards during the period. Stock-based compensation awards that are out-of-the-money and performance share units ("PSUs") in which the performance criteria have not been met as of the end of the respective reporting period are omitted from the calculation of Diluted EPS.
A reconciliation of the weighted average shares outstanding used in the Basic and Diluted EPS computation is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income used for calculating Basic and Diluted EPS	$131,593	$109,938	$268,391	$217,585
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,281	37,837	38,201	37,685
Common stock equivalents associated with stock-based compensation plan(1)	700	924	746	943
Shares used in the calculation of Diluted EPS	38,981	38,761	38,947	38,628
Basic EPS	$3.44	$2.91	$7.03	$5.77
Diluted EPS	$3.38	$2.84	$6.89	$5.63

(1)Dilutive potential common shares consist of stock options and unvested PSUs. As of February 28, 2023 we excluded 543,082 common stock equivalents related to stock options and as of February 28, 2022, we did not exclude any common stock equivalents related to stock options from our calculation of Diluted EPS. As of February 28, 2023 and February 28, 2022, we excluded a respective 93,308 and 95,865 common stock equivalents related to PSUs from our calculation of Diluted EPS.
15. STOCK-BASED COMPENSATION
We measure compensation expense based on the grant date fair value for all stock-based awards made to our employees and to our non-employee directors ("non-employees") using the Black-Scholes model or the lattice-binomial option-pricing model ("binomial model").
We utilize the Black-Scholes model for grants of non-employee stock options and non-employee restricted stock units ("RSUs"), and common stock acquired under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated ("ESPP"). We use the binomial model for grants of employee stock options and employee RSUs and PSUs. We refer to RSUs and PSUs, collectively, as "Restricted Stock Awards."
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
We recognized total stock-based compensation expense of $15.3 million and $15.5 million during the three months ended February 28, 2023 and February 28, 2022, respectively. During the six months ended February 28, 2023 and February 28, 2022, we recognized total stock-based compensation expense of $27.5 million and $25.9 million, respectively.
As of February 28, 2023, $139.7 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There was no stock-based compensation capitalized as of February 28, 2023 and February 28, 2022.
As of February 28, 2023, we had 4.2 million employee stock-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). As of February 28, 2023, we had 0.2 million non-employee stock-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the “Director Plan”).
Employee Stock Option Awards
Under the LTIP, we granted the following stock options for the six months ended February 28, 2023 and February 28, 2022, which are valued using the lattice-binomial option-pricing model. The majority of the stock options granted relate to the November 1, 2022 and November 1, 2021 annual employee grants.

	Six Months Ended
	February 28,
	2023	2022
Stock options granted(1)	267,641	302,493
Weighted average exercise price	$426.25	$434.70
Weighted average grant date fair value	$125.58	$102.45
(1) Includes the annual employee grant on November 1, 2022 and November 1, 2021 of 266,051 and 292,377 stock options, respectively. These annual employee grants both vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
As part of the November 1, 2022 annual employee grant, the estimated fair value of this grant leveraged the following assumptions:

November 1, 2022 Annual Employee Grant Details
Risk-free interest rate	3.99% - 4.51%
Expected life (years)	6.62
Expected volatility	24.7%
Dividend yield	0.83%
Estimated fair value	$125.62
Exercise price	$426.25
Non-Employee Director Stock Option Grant
On January 17, 2023, we granted 5,462 stock options under the Director Plan to our non-employee directors, which vest 100% on the first anniversary of the grant date and expire seven years from the date the options were granted, using the Black-Scholes option-pricing model with the following assumptions:

January 17, 2023 Non-Employee Director Grant Details
Risk-free interest rate	3.49%
Expected life (years)	5.7
Expected volatility	27.3%
Dividend yield	0.84%
Estimated fair value	$128.84
Exercise price	$428.70
Employee Restricted Stock Awards
Restricted Stock Awards granted to employees, under the LTIP, entitle the holders to shares of common stock as the Restricted Stock Awards vest over time, but not to dividends declared on the underlying shares, while the stock subject to the Restricted Stock Awards is unvested. The Restricted Stock Awards are subject to continued employment over a specified period. Vesting of the shares underlying the PSUs are also subject to achieving certain specified performance levels during the measurement period subsequent to the date of grant.

Under the LTIP, we granted the following Restricted Stock Awards with the associated weighted average grant date fair value, assuming a target payout for PSUs, for the six months ended February 28, 2023 and February 28, 2022.

	Six Months Ended
	February 28,
	2023	2022
RSUs Granted(1)	47,371	59,738
PSUs Granted(2)	34,482	30,704
Total Restricted Stock Awards	81,853	90,442
Restricted Stock Awards weighted average grant date fair value	$415.33	$422.34
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
Non-Employee Director Restricted Stock Units
The Director Plan provides for the grant of stock-based awards, including RSUs, to non-employee directors of FactSet. On January 17, 2023, we granted 1,653 RSUs to our directors that vest 100% on the first anniversary of the grant date. The RSUs granted to our directors on January 17, 2023 had a grant date fair value of $425.06.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under our ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation, and there is a $25,000 contribution limit per employee during an offering period. Shares purchased through our ESPP cannot be sold or otherwise transferred for 18 months after purchase. Dividends paid on shares held in our ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
Stock-based compensation expense related to our ESPP was $0.6 million for the three months ended February 28, 2023 and $0.5 million for the three months ended February 28, 2022. Stock-based compensation expense related to our ESPP was $1.3 million for the six months ended February 28, 2023 and $1.1 million for the six months ended February 28, 2022. As of February 28, 2023, our ESPP had 84,576 shares reserved for future issuance.
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

The following tables reflect the results of operations of our segments as of February 28, 2023 and February 28, 2022:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2023
Revenues	$331,121	$132,508	$51,456	$515,085
Operating income	$61,181	$68,941	$39,128	$169,250
Capital expenditures(1)	$15,589	$739	$1,128	$17,456

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2022
Revenues	$273,659	$114,591	$42,869	$431,119
Operating income(2)	$48,903	$45,944	$28,501	$123,348
Capital expenditures(1)	$10,346	$252	$1,365	$11,963

(in thousands)
For the six months ended February 28, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$654,488	$263,246	$102,166	$1,019,900
Operating income	$128,712	$136,263	$76,170	$341,145
Capital expenditures(1)	$31,343	$1,312	$2,761	$35,416

(in thousands)
For the six months ended February 28, 2022	Americas	EMEA	Asia Pacific	Total
Revenues	$540,572	$229,594	$85,678	$855,844
Operating income(2)	$104,401	$86,598	$55,010	$246,009
Capital expenditures(1)	$17,549	$362	$2,635	$20,546
(1)Capital expenditures includes purchases of property, equipment, leasehold improvements and capitalized internal-use software.
(2)Asset impairments incurred during the three and six months ended February 28, 2022 were $10.3 million ($10.2 million recognized in the Americas) and $14.0 million ($13.9 million recognized in the Americas), respectively. This impairment primarily related to vacating certain leased office space resulting in an impairment to our lease ROU assets and associated property, equipment and leasehold improvements. Refer to Note 4, Fair Value Measures and Note 10, Leases for more information on the impairment.
Segment Total Assets
The following table reflects the total assets for our segments:

(in thousands)	February 28, 2023	August 31, 2022
Segment Assets
Americas	$3,189,973	$3,191,313
EMEA	561,294	580,450
Asia Pacific	249,808	242,542
Total assets	$4,001,075	$4,014,305

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
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible solutions that drive the investment community to see more, think bigger and do its best work. Our strategy is to build the leading open content and analytics platform that delivers a differentiated advantage for our clients’ success.
Fiscal 2023 marks the 45th year our platform has delivered expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of February 28, 2023, we had more than 7,700 clients comprised of approximately 186,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users, private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Refer to Note 16, Segment Information, in the Notes of this Quarterly Report on Form 10-Q for further discussion. For each of our segments, we execute our strategy through our three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS").

Business Strategy
As the needs of our clients evolve, they seek personalized and connected data, tools for multi-asset class investing and increased efficiencies. Clients are also seeking cloud-based solutions, open and flexible systems and increased efficiencies to support their digital transformations.
Our strategy is to build the leading open content and analytics platform to deliver differentiated advantages for our clients’ success. To execute this strategy, we plan on:
•Growing our digital platform: We are scaling up our content refinery to offer a comprehensive and connected inventory of industry, proprietary and third-party data for the financial community. This data includes granular data for key industry verticals, private companies, wealth management, real-time data and sustainable finance. We are driving personalized workflow solutions for financial professionals, including asset managers, bankers, wealth managers, asset owners, channel partners, hedge funds, corporate users and private equity and venture capital professionals. Our goal is to offer an open ecosystem of cloud-based data and analytics, providing solutions and content that is accessible and flexible through many delivery methods, enabling our clients to more efficiently manage their workflows.
•Delivering execution excellence: We strive to be innovative and collaborative across our organization to remain responsive, flexible and agile. Our open ecosystem provides a digital foundation that powers client personalization and efficiency, firm-type product development and core process automation. We employ technology to accelerate content collection for industry, proprietary and third-party data. Additionally, our sales force is improving price realization by focusing on productivity, efficiency and improved client outcomes. We are also optimizing our operations and managing our expenses to improve returns on our investments in people and product. Finally, we are committed to promoting a modern work environment that preserves the benefit of flexibility while retaining talent, fostering creativity, innovation, and collaboration, and enabling mentorship.
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
Fiscal 2023 Second Quarter in Review
Revenues in the second quarter of fiscal 2023 were $515.1 million, an increase of 19.5% from the prior year comparable period. Revenues increased across all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues were supported by higher sales in each of our workflow solutions, mainly in CTS (driven by the acquisition of CGS), followed by Research & Advisory and Analytics & Trading, when compared with the prior year. Organic revenues contributed to 8.9% of our growth during the second quarter of fiscal 2023, compared with the prior year period. Refer to Part I, Item 2. Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of February 28, 2023, organic annual subscription value ("Organic ASV") plus Professional Services totaled $1.9 billion, an increase of 9.1% over February 28, 2022. Organic ASV increased across all our segments, with the majority of the increase related to the Americas and, to a lesser extent, EMEA and Asia Pacific, supported by increases in our workflow solutions, mainly from Research & Advisory and Analytics & Trading, and, to a lesser extent, CTS. Refer to Part I, Item 2 Annual Subscription Value in the MD&A of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 32.9% during the three months ended February 28, 2023, compared with 28.6% in the prior year period. This increase was mainly due to growth in revenues and a decrease in employee compensation costs, as well as asset impairment charges recorded in the prior year period, when expressed as a percentage of revenues. The margin improvement was further driven by a decrease in occupancy costs and professional fees, partially offset by higher amortization of intangible assets and royalty fees, when expressed as a percentage of revenues.
Diluted earnings per share ("EPS") increased 19.0% for the three months ended February 28, 2023, compared with the prior year period.
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
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 6, Acquisitions and Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on our acquisition of CGS, and our defined terms of Senior Notes and the 2022 Credit Facilities, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we implemented a business continuity plan to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three and six months ended February 28, 2023.
Refer to Part I, Item 1. Business, Human Capital Management, How We Work and Item 1A. Risk Factors, Operational Risks of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the military conflict between Russia and Ukraine is ongoing, we continue to monitor the potential impact on our business, our people and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. In Russia, we have discontinued all commercial operations and delivery of products and services to clients; have terminated all contracts with vendors; and have suspended all new business, trials and prospecting activities. Total revenues associated with clients in Russia were not material to our consolidated financial results, and termination of Russian vendors has not had a material impact on our business or client relationships. We have no offices in Russia or Ukraine, and none of our employees or contractors has been directly impacted by the conflict. We continue to monitor the regional and global ramifications of the events in the area, including the threatened disruptions to global energy markets, and are reviewing our business continuity plans to ensure that we are prepared in the event any of our offices are impacted. Our cybersecurity teams are ready to respond in the event of any attempted systems compromise.
Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues and generate positive cash flow, and is a key indicator of the successful execution of our business strategy.

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

Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of February 28, 2023. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of February 28, 2023
As reported ASV plus Professional Services(1)	$2,074.0
Currency impact(2)	(1.0)
Acquisition ASV(3)	(171.3)
Organic ASV plus Professional Services	$1,901.7
Organic ASV plus Professional Services growth rate	9.1%
(1)Includes $23.2 million in Professional Services.
(2)The impact from foreign currency movements.
(3)Acquired ASV from acquisitions completed within the last 12 months.

As of February 28, 2023, Organic ASV plus Professional Services was $1.9 billion, an increase of 9.1% compared with February 28, 2022. Organic ASV increased due mainly to increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations.

Organic ASV increased across all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Research & Advisory and Analytics & Trading, and, to a lesser extent, CTS. Sales increased in Research & Advisory mainly due to higher demand for our workstations. Sales increased in Analytics & Trading mainly from our portfolio analytics solutions, performance and reporting products and portfolio and benchmark services. CTS sales increased mainly from our data management solutions, company data and real time data solutions.
Segment ASV
As of February 28, 2023, ASV from the Americas represented 64% of total ASV and was $1,315.3 million, an increase from $1,085.6 million as of February 28, 2022. Americas Organic ASV increased to $1,188.6 million as of February 28, 2023, a 9.3% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by increased sales of Research & Advisory and Analytics & Trading.
As of February 28, 2023, ASV from EMEA represented 26% of total ASV and was $528.5 million, an increase from $459.9 million as of February 28, 2022. EMEA Organic ASV increased to $494.3 million as of February 28, 2023, a 8.1% increase from the prior year period. The EMEA Organic ASV increase was mainly driven by higher sales of Analytics & Trading, CTS and Research & Advisory.
As of February 28, 2023, ASV from Asia Pacific represented 10% of total ASV and was $207.1 million, an increase from $180.5 million as of February 28, 2022. Asia Pacific Organic ASV increased to $195.6 million as of February 28, 2023, a 10.8% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily due to increased sales of Research & Advisory and Analytics & Trading.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV growth rates at February 28, 2023, compared with February 28, 2022, were 8.1% and 15.8%, respectively. Buy-side clients account for approximately 83% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, wealth managers, asset owners, channel partners, hedge funds, and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.

Client and User Additions
The table below presents our total clients and users:

	As of February 28, 2023	As of February 28, 2022	Change
Clients(1)	7,730	7,172	7.8%
Users	186,463	171,341	8.8%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,730 as of February 28, 2023, a net increase of 7.8% or 558 clients in the last 12 months, mainly due to an increase in corporate clients, wealth management clients and channel partners. We believe this increase was primarily due to our expanded suite of client-centric workflow solutions, our content refinery and continued execution excellence by our sales and client facing teams.
As of February 28, 2023, there were 186,463 professionals using FactSet, representing a net increase of 8.8% or 15,122 users in the last 12 months, primarily driven by an increase from wealth management firms.
Annual ASV retention was greater than 95% of ASV and 92% when expressed as a percentage of clients for the period ended February 28, 2023, with both percentages consistent with the prior year period.
Employee Headcount
As of February 28, 2023, our employee headcount was 11,896, an increase of 10.3% compared with 10,784 employees as of February 28, 2022. This growth in headcount was primarily due to an increase of 10.4% in Asia Pacific, 12.1% in the Americas and 6.8% in EMEA. At February 28, 2023, 7,891 employees were located in Asia Pacific, 2,540 in the Americas, and 1,465 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2023 and February 28, 2022, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands, except per share data)	2023	2022		2023	2022
Revenues	$515,085	$431,119	19.5%	$1,019,900	$855,844	19.2%
Cost of services	240,806	199,413	20.8%	$467,848	$406,544	15.1%
Selling, general and administrative	104,582	98,066	6.6%	$210,178	$189,304	11.0%
Asset impairments	447	10,292	(95.7)%	$729	$13,987	(94.8)%
Operating income	$169,250	$123,348	37.2%	$341,145	$246,009	38.7%

Net income	$131,593	$109,938	19.7%	$268,391	$217,585	23.3%
Diluted weighted average common shares	38,981	38,761		38,947	38,628
Diluted earnings per common share	$3.38	$2.84	19.0%	$6.89	$5.63	22.4%

Revenues
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Revenues for the three months ended February 28, 2023 were $515.1 million, an increase of 19.5%. The increase in revenues was primarily driven by increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations. Revenues increased across all our segments, primarily from the Americas and, to a lesser extent, by EMEA and Asia Pacific. The increased revenues were supported by higher sales in each of our workflow solutions, mainly in CTS (driven by the acquisition of CGS), followed by Research & Advisory and Analytics & Trading. Organic revenues increased to $469.5 million for the three months ended February 28, 2023, an 8.9% increase over the prior year period. Refer to Part I, Item 2. Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for further discussion on organic revenues.
The growth in revenues of 19.5% was reflective of organic revenues growth of 8.9% and an 11.0% increase primarily due to the impact of acquisition-related revenues, partially offset by a 0.4% decrease from foreign currency exchange rate fluctuations.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
Revenues for the six months ended February 28, 2023 was $1,019.9 million, an increase of 19.2%. The increase in revenues was mainly due to increased sales to existing clients, inclusive of price increases, followed by new client sales, partially offset by existing client cancellations. Revenues increased across all our geographic segments, primarily from the Americas, followed by EMEA and Asia Pacific. The increased revenues were supported by higher sales in each of our workflow solutions, primarily in CTS (driven by the acquisition of CGS), followed by Research & Advisory and Analytics & Trading. Organic revenues increased to $929.4 million for the six months ended February 28, 2023, an 8.6% increase over the prior year period.
The growth in revenues of 19.2% was reflective of organic revenue growth of 8.6% and an 11.2% increase primarily related to acquisition-related revenue, partially offset by a 0.6% decrease from foreign currency exchange rate fluctuations.
Revenues by Segment
The following table summarizes our revenues by segment for the periods described:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Americas	$331,121	$273,659	21.0%	$654,488	$540,572	21.1%
% of revenues	64.3%	63.5%		64.2%	63.2%
EMEA	$132,508	$114,591	15.6%	$263,246	$229,594	14.7%
% of revenues	25.7%	26.6%		25.8%	26.8%
Asia Pacific	$51,456	$42,869	20.0%	$102,166	$85,678	19.2%
% of revenues	10.0%	9.9%		10.0%	10.0%
Consolidated	$515,085	$431,119	19.5%	$1,019,900	$855,844	19.2%
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Americas
Americas revenues increased 21.0% to $331.1 million during the three months ended February 28, 2023, compared with $273.7 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 21.0% was reflective of an 8.2% increase in organic revenues and a 12.8% increase from acquisition-related revenues.

EMEA
EMEA revenues increased 15.6% to $132.5 million during the three months ended February 28, 2023, compared with $114.6 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 15.6% was reflective of an 8.2% increase in organic revenues and an 8.1% increase from acquisition-related revenues, partially offset by a 0.7% decrease driven by the effects of foreign currency exchange rate fluctuations.
Asia Pacific
Asia Pacific revenues increased 20.0% to $51.5 million during the three months ended February 28, 2023, compared with $42.9 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS, followed by Research & Advisory and Analytics & Trading. The growth in revenues of 20.0% was reflective of a 15.3% increase in organic revenues and a 7.1% increase from acquisition-related revenues, partially offset by a 2.4% decrease driven by the effects of foreign currency exchange rate fluctuations.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
Americas
Revenues from the Americas increased 21.1% to $654.5 million during the six months ended February 28, 2023, compared with $540.6 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 21.1% was reflective of an 8.0% increase in organic revenue growth and a 13.1% increase primarily due to the impact of acquisition-related revenue.
EMEA
Revenues from EMEA increased 14.7% to $263.2 million during the six months ended February 28, 2023, compared with $229.6 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 14.7% was reflective of a 7.7% increase in organic revenue and an 8.2% increase primarily due to the impact of acquisition-related revenue, partially offset by a 1.2% decrease due to the effects of foreign currency exchange rate fluctuations.
Asia Pacific
Revenues from Asia Pacific increased 19.2% to $102.2 million during the six months ended February 28, 2023, compared with $85.7 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS. The growth in revenues of 19.2% was reflective of a 15.1% increase in organic revenues and a 7.1% increase from acquisition-related revenue, partially offset by a 3.0% decrease due to the effects of foreign currency exchange rate fluctuations.
Revenues by Workflow Solution
Three months ended February 28, 2023 compared with three months ended February 28, 2022
The growth in revenues of 19.5% for the three months ended February 28, 2023, compared with the same period a year ago, was due to higher revenues from each of our segments supported by increased revenues from our workflow solutions, primarily from CTS and, to a lesser extent, Research & Advisory and Analytics & Trading. The increase in CTS revenues was mainly driven by CGS related data licensing and issuance revenues. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance and portfolio reporting products, portfolio analytics solutions and portfolio and benchmark services.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
The growth in revenues of 19.2% for the six months ended February 28, 2023, compared with the same period a year ago, was due to higher revenues from each of our segments supported by increased revenues from our workflow solutions, primarily from CTS and, to a lesser extent, Research & Advisory and Analytics & Trading. The increase in CTS revenues was driven mainly by CGS related data licensing and issuance revenues. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance and portfolio reporting products, portfolio analytics solutions and portfolio and benchmark services.
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
Asset impairments consist primarily of expenses recognized when the carrying amount of an asset exceeds its fair value.
The following table summarizes the components of our total operating expenses and operating margin for the periods presented:

	Three Months Ended			Six Months Ended
	February 28,			February 28,		% Change
(dollar amounts in thousands)	2023	2022	% Change	2023	2022
Cost of services	$240,806	$199,413	20.8%	$467,848	$406,544	15.1%
SG&A	104,582	98,066	6.6%	210,178	189,304	11.0%
Asset impairments	447	10,292	(95.7)%	729	13,987	(94.8)%
Total operating expenses	$345,835	$307,771	12.4%	$678,755	$609,835	11.3%

Operating income	$169,250	$123,348	37.2%	$341,145	$246,009	38.7%
Operating margin	32.9%	28.6%		33.4%	28.7%
Cost of Services
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Cost of services increased 20.8% to $240.8 million for the three months ended February 28, 2023, compared with $199.4 million for the same period a year ago, primarily due to an increase in amortization of intangible assets, employee compensation costs, royalty fees related to our CGS acquisition and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 46.8% for the three months ended February 28, 2023, an increase of 50 basis points over the prior year period. This increase was primarily due to higher amortization of intangible assets, royalty fees and computer-related expenses, partially offset by lower employee compensation and data costs.
•Amortization of intangible assets increased 210 basis points mainly due to increased amortization related to acquired intangible assets, primarily from the CGS acquisition.
•Royalty fees increased cost of services by 170 basis points due to contracts acquired in connection with the acquisition of CGS.

•Computer-related expenses increased 80 basis points due to increased spend from our migration to cloud-based hosting services, CGS integration activities, amortization of capitalized internal use software and an increase in licensed software arrangements.
•Employee compensation costs decreased 340 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs. This decrease was also driven by higher capitalization of compensation costs related to the development of our internal-use software, partially offset by higher annual base salaries and variable compensation expense. The increase in annual base salaries was mainly due to annual merit increases and a net headcount increase in cost of services of 884, with hiring focused mainly in lower cost locations.
•Data costs decreased by 70 basis points due to revenue growth outpacing the increased cost of content.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
For the six months ended February 28, 2023, cost of services increased 15.1% to $467.8 million compared with $406.5 million in the same period a year ago, primarily due to an increase in amortization of intangible assets, royalty fees related to our CGS acquisition, computer-related expenses and employee compensation costs.

Cost of services, when expressed as a percentage of revenues, was 45.9% for the six months ended February 28, 2023, a decrease of 160 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation and data costs, partially offset by higher amortization of intangible assets, royalty fees and computer-related expenses.

•Employee compensation costs decreased 450 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs. This decrease was also driven by higher capitalization of compensation costs related to the development of our internal-use software and a one-time restructuring charge to drive organizational realignment incurred during the first quarter of fiscal 2022, partially offset by higher annual base salaries and variable compensation expense. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in cost of services of 884, with hiring focused mainly in lower cost locations.
•Data costs decreased 110 basis points mainly due to the release of certain accruals during the six months ended February 28, 2023 which related to the successful resolution of exchange audits that were set-up during the prior year period, partially offset by increased data prices and usage-based fees.
•Amortization of intangible assets increased 200 basis points, mainly due to increased amortization related to acquired intangible assets, primarily from the CGS acquisition.
•Royalty fees increased cost of services 170 basis points due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased 40 basis points due to increased spend from our migration to cloud-based hosting services and an increase in licensed software arrangements.
Selling, General and Administrative
Three months ended February 28, 2023 compared with three months ended February 28, 2022
SG&A expenses increased 6.6% to $104.6 million for the three months ended February 28, 2023, compared with $98.1 million from the same period a year ago, with the majority of the increase related to higher employee compensation expense and, to a lesser extent, an increase in travel and entertainment expenses, partially offset by a decrease in professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 20.3% for the three months ended February 28, 2023, a decrease of 240 basis points over the prior year period. This decrease was primarily due to lower occupancy costs and professional fees, partially offset by higher travel and entertainment expenses.
•Occupancy costs decreased by 110 basis points mainly driven by impairment charges recognized during fiscal 2022 related to vacating leased office space, which reduced occupancy costs recorded over their respective remaining lease terms.
•Professional fees decreased by 110 basis points primarily driven by costs related to the acquisition of CGS incurred during the prior year period.
•Travel and entertainment expenses increased by 70 basis points as we resumed essential business travel and incurred non-compensatory employee-related costs related to return to office activities during the current year.

Six months ended February 28, 2023 compared with six months ended February 28, 2022
For the six months ended February 28, 2023, SG&A expenses increased 11.0% to $210.2 million, compared with $189.3 million for the same period a year ago, primarily due to higher employee compensation costs and an increase in travel and entertainment expenses.

SG&A expenses, when expressed as a percentage of revenues, were 20.6% for the six months ended February 28, 2023, a decrease of 150 basis points over the prior year period. This decrease was primarily due to lower occupancy costs, professional fees, and employee compensation costs, partially offset by an increase in travel and entertainment expenses.

•Occupancy costs decreased by 100 basis points mainly driven by impairment charges recognized during fiscal 2022 related to vacating leased office space, which reduced occupancy costs recorded over their respective remaining lease terms.
•Professional fees decreased 80 basis points, primarily driven by costs related to the acquisition of CGS incurred during the prior year period.
•Employee compensation costs decreased 30 basis points, primarily due to growth of our revenues outpacing the increase in employee compensation costs, partially offset by higher annual base salaries and stock-based compensation expense. The increase in annual base salaries was primarily driven by a net headcount increase in SG&A of 228 and annual merit increases.
•Travel and entertainment expenses increased by 70 basis points as we resumed essential business travel and incurred non-compensatory employee-related costs related to return to office activities during the current year.
Asset Impairments
Asset impairments incurred during the three and six months ended February 28, 2022 were $10.3 million and $14.0 million, respectively, with no similar level of impairment recorded during the three and six ended February 28, 2023. The asset impairments recognized during the three and six months ended February 28, 2022 included a respective $9.7 million and $13.4 million charge related to our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. We fully impaired our lease ROU assets for locations we vacated with no intention to sublease. For locations we intend to sublease, we recognized an impairment when the estimated fair value of the lease ROU asset was less than its carrying value. Substantially all the property, equipment and leasehold improvements associated with the vacated lease office space was fully impaired as there are no expected future cash flows for these items.
Operating Income and Operating Margin
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Operating income increased 37.2% to $169.3 million for the three months ended February 28, 2023, compared with $123.3 million in the prior year period. This increase was primarily due to growth in revenues and, to a lesser extent, asset impairment charges incurred during the prior year period. These increases to operating income were partially offset by higher employee compensation costs, amortization of intangible assets, royalty fees and computer-related expenses. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $7.7 million for the three months ended February 28, 2023, compared with a decrease of $1.2 million during the three months ended February 28, 2022.
Operating margin increased to 32.9% during the three months ended February 28, 2023, compared with 28.6% in the prior year period. This increase was mainly due to growth in revenues and a decrease in employee compensation costs, as well as asset impairment charges recorded in the three months ended February 28, 2022, when expressed as a percentage of revenues. The margin improvement was further driven by a decrease in occupancy costs and professional fees, partially offset by higher amortization of intangible assets and royalty fees, when expressed as a percentage of revenues.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
Operating income increased 38.7% to $341.1 million for the six months ended February 28, 2023, compared with $246.0 million in the prior year period. Operating income increased primarily due to growth in revenues and, to a lesser extent, asset impairment charges recognized in the prior year period. These increases in operating income were partially offset by higher employee compensation costs, amortization of intangible assets, royalty fees and computer-related expenses. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $16.3 million, compared with a decrease of $5.4 million during the six months ended February 28, 2022.

Operating margin increased to 33.4% for the six months ended February 28, 2023, compared with 28.7% in the prior year period. This increase was primarily due to growth in revenues and a decrease in employee compensation costs, as well as asset impairment charges recognized in the prior year period, when expressed as a percentage of revenues. The margin improvement was further driven by a decrease in data costs and occupancy costs, partially offset by higher amortization of intangible assets and royalty fees, when expressed as a percentage of revenues.
Operating Income by Segment
Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information in the Notes of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment for the periods described:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Americas	$61,181	$48,903	25.1%	$128,712	$104,401	23.3%
EMEA	68,941	45,944	50.1%	136,263	86,598	57.4%
Asia Pacific	39,128	28,501	37.3%	76,170	55,010	38.5%
Total Operating Income	$169,250	$123,348	37.2%	$341,145	$246,009	38.7%
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Americas
Americas operating income increased 25.1% to $61.2 million during the three months ended February 28, 2023, compared with $48.9 million in the same period a year ago. This increase was primarily due to growth in revenues of 21.0% and asset impairment charges recorded in the prior year period, partially offset by higher amortization of intangible assets, employee compensation costs, royalty fees and computer-related expenses.
•The impairment charges recorded in the prior year period were mainly related to our lease ROU assets and property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space.
•Amortization of intangible assets primarily increased due to amortization related to acquired intangible assets, mainly from the CGS acquisition.
•Employee compensation costs increased primarily due to an increase in annual base salary and, to a lesser extent, an increase in variable compensation costs, partially offset by higher capitalization of compensation costs related to the development of our internal-use software. The increase in annual base salary was primarily driven by annual merit increases and a net headcount increase of 275.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services to support our transition to a hybrid cloud strategy, CGS integration activities and expenses related to licensed software arrangements.
EMEA
EMEA operating income increased 50.1% to $68.9 million during the three months ended February 28, 2023, compared with $45.9 million recognized during the same period a year ago. This increase was primarily due to growth in revenues of 15.6%, lower amortization of intangible assets and a reduction in bad debt expense, partially offset by an increase in employee compensation costs. Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during the third quarter of fiscal 2022. Employee compensation costs increased primarily due to an increase in annual base salary driven by annual merit increases and a net headcount increase of 93.
Asia Pacific
Asia Pacific operating income increased 37.3% to $39.1 million during the three months ended February 28, 2023, compared with $28.5 million from the prior year. This increase was mainly due to growth in revenues of 20.0%, partially offset by higher employee compensation costs and travel expenses. Employee compensation expense increased mainly due to higher annual base salaries driven by annual merit increases and a net increase in employee headcount of 744. Travel expenses increased as we incurred non-compensatory employee-related costs related to return to office activities during the current year.

Six months ended February 28, 2023 compared with six months ended February 28, 2022
Americas
Americas operating income increased 23.3% to $128.7 million during the six months ended February 28, 2023, compared with $104.4 million in the same period a year ago. This increase was primarily due to growth in revenues of 21.1% and asset impairment charges recorded in the prior year period, partially offset by an increase in amortization of intangible assets, employee compensation costs, royalty fees and computer-related expenses.

•The impairment charges recorded in the prior year period were mainly related to our lease ROU assets and PPE associated with vacating certain leased office space.
•Amortization of intangible assets primarily increased due to amortization related to acquired intangible assets, mainly from the CGS acquisition.
•Employee compensation costs increased primarily due to an increase in annual base salary, and, to a lesser extent, an increase in variable compensation expense, partially offset by an increase in capitalized compensation costs related to development of internal-use software projects and a current period benefit due to a one-time restructuring charge recorded in the prior year period to drive organizational realignment. The increase in annual base salary was driven by annual merit increases and a net increase in employee headcount of 275.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased primarily due to increased spend from our migration to cloud-based hosting services to support our transition to a hybrid cloud strategy, as well as expenses related to licensed software arrangements.
EMEA
EMEA operating income increased 57.4% to $136.3 million during the six months ended February 28, 2023, compared with $86.6 million in the same period a year ago. This increase was primarily due to growth in revenues of 14.7%, a decrease in data costs and amortization of intangible assets, partially offset by an increase in employee compensation costs.

•Data costs decreased due to the release of certain accruals during the six months ended February 28, 2023 which related to the successful resolution of exchange audits that were set-up during the prior year period.
•Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during the third quarter of fiscal 2022.
•Employee compensation costs increased primarily due to an increase in variable compensation, partially offset by a one-time restructuring charge recorded during the prior year period to drive organization realignment.
Asia Pacific
Asia Pacific operating income increased 38.5% to $76.2 million during the six months ended February 28, 2023, compared with $55.0 million in the same period a year ago. This increase was mainly due to growth in revenues of 19.2%, partially offset by an increase in employee compensation costs and travel expenses. Employee compensation expense increased primarily due to higher annual base salary driven by annual merit increases and a net headcount increase of 744. Travel expenses increased as we incurred non-compensatory employee-related costs related to return to office activities during the current year.
Income Taxes
The provision for income taxes and the effective tax rate is as follows:

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(dollar amounts in thousands)	2023	2022	% Change	2023	2022	% Change
Income before income taxes	$156,762	$121,956	28.5%	$314,647	$241,886	30.1%
Provision for income taxes	$25,169	$12,018	109.4%	$46,256	$24,301	90.3%
Effective tax rate	16.1%	9.9%	62.9%	14.7%	10.0%	46.3%
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business.
Our provision for income taxes for interim periods is calculated by applying an estimate of our annual effective tax rate to our quarter and year-to-date results, adjusted for discrete items recorded in the period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pretax income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets, then adjusted for any discrete items. On a quarterly basis, we update the estimate of our annual effective tax rate as new events occur, assumptions change, or additional information is obtained.
For the three months ended February 28, 2023, the effective tax rate was 16.1% compared to 9.9% for the same period a year ago. For the six months ended February 28, 2023, the effective tax rate was 14.7% compared to 10.0% for the same period a year ago. For all periods presented, our effective tax rate was lower than the applicable U.S. corporate income tax rate mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a tax benefit from the exercise of stock options.
Our effective tax rate during the three and six months ended February 28, 2023 was higher than the rate during the respective prior year periods, due mainly to a decrease in the impact of tax attributes on the effective tax rate as a result of an increase in income, a lower tax benefit from the exercise of stock options and an increase in the U.K.'s enacted tax rates.
Net Income and Diluted Earnings per Share

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(dollar amounts in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Net income	$131,593	$109,938	19.7%	$268,391	$217,585	23.3%
Diluted weighted average common shares	38,981	38,761	0.6%	38,947	38,628	0.8%
Diluted earnings per common share	$3.38	$2.84	19.0%	$6.89	$5.63	22.4%
Three months ended February 28, 2023 compared with three months ended February 28, 2022
Net income increased 19.7% to $131.6 million and EPS increased 19.0% to $3.38 for the three months ended February 28, 2023, compared with the same period a year ago. Net income and diluted EPS increased primarily due to higher operating income, partially offset by an increase in the provision for income taxes and an increase in interest expense as a result of higher outstanding debt, compared with the prior year period.
Six months ended February 28, 2023 compared with six months ended February 28, 2022
Net income increased 23.3% to $268.4 million and diluted EPS increased 22.4% to $6.89 for the six months ended February 28, 2023, compared with the same period a year ago. Net income and diluted EPS increased primarily due to higher operating income, partially offset by an increase in interest expense as a result of higher outstanding debt and an increase in the provision for income taxes, compared with the prior year period.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted earnings per share. The reconciliations from our financial measures calculated and presented in accordance with GAAP to these non-GAAP financial measures are shown in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Revenues	$515,085	$431,119	19.5%	$1,019,900	$855,844	19.2%
Deferred revenues fair value adjustment(1)	—	(62)		—	24
Adjusted revenues	$515,085	$431,057	19.5%	$1,019,900	$855,868	19.2%
Acquired revenues(2)	(47,370)	—		(95,825)	—
Currency impact(3)	1,832	—		5,332	—
Organic revenues	$469,547	$431,057	8.9%	$929,407	$855,868	8.6%
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
The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted diluted earnings per share. Adjusted operating income and margin, adjusted net income, and adjusted diluted earnings per share exclude intangible asset amortization, the impact of the fair value of deferred revenues acquired in a business combination and non-recurring items. EBITDA excludes interest expense, provision for income taxes and depreciation and amortization expense, while Adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(dollar amounts in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Operating income	$169,250	$123,348	37.2%	$341,145	$246,009	38.7%
Deferred revenues fair value adjustment	—	(62)		—	24
Intangible asset amortization	17,709	6,291		35,717	12,343
Business acquisition / integration costs(1)	3,329	5,048		6,828	5,048
Restructuring / severance	433	200		433	9,228
Real estate charges(2)	—	9,734		—	13,429
Transformation costs (3)	—	580		—	1,768
Adjusted operating income	$190,721	$145,139	31.4%	$384,123	$287,849	33.4%
Operating margin	32.9%	28.6%		33.4%	28.7%
Adjusted operating margin(4)	37.0%	33.7%		37.7%	33.6%

Net income	$131,593	$109,938	19.7%	$268,391	$217,585	23.3%
Deferred revenues fair value adjustment	—	(55)		—	22
Intangible asset amortization	14,717	5,543		30,294	10,962
Business acquisition / integration costs(1)	2,766	4,448		5,792	4,448
Restructuring / severance	360	177		360	8,261
Real estate charges(2)	—	8,578		—	11,887
Transformation costs(3)	—	512		—	1,576
Income tax items	(1,322)	(2,466)		(1,552)	(2,725)
Adjusted net income(5)	$148,114	$126,675	16.9%	$303,285	$252,016	20.3%
Net income	$131,593	$109,938		$268,391	$217,585	23.3%
Interest expense	16,737	1,962		33,274	3,934
Income taxes	25,169	12,018		46,256	24,301
Depreciation and amortization expense	26,211	13,395		52,208	32,827
EBITDA	$199,710	$137,313	45.4%	$400,129	$278,647	43.6%
Real estate charges(2)	—	9,734		—	13,429
Adjusted EBITDA	$199,710	$147,047	35.8%	$400,129	$292,076	37.0%
Diluted earnings per common share	$3.38	$2.84	19.0%	$6.89	$5.63	22.4%
Deferred revenues fair value adjustment	—	0.00		—	0.00
Intangible asset amortization	0.37	0.14		0.78	0.28
Business acquisition / integration costs(1)	0.07	0.11		0.15	0.12
Restructuring / severance	0.01	0.01		0.01	0.21
Real estate charges(2)	—	0.22		—	0.31
Transformation costs(3)	—	0.01		—	0.04
Income tax items	(0.03)	(0.06)		(0.04)	(0.07)
Adjusted diluted earnings per common share(5)	$3.80	$3.27	16.2%	$7.79	$6.52	19.5%
Weighted average common shares (Diluted)	38,981	38,761		38,947	38,628
(1)Related to integration costs of the CGS acquisition.
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

(5)For purposes of calculating Adjusted net income and Adjusted diluted earnings per share, all adjustments were taxed at the quarterly effective tax rates of 16.9% for fiscal 2023 and 11.9% for fiscal 2022.
Liquidity and Capital Resources
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our long-term debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of the remaining available cash flow has been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund our capital expenditures, acquisitions, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future. We are exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits; however, we do not believe our concentration of cash and cash equivalents presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through February 28, 2023. During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 28, 2023, we repaid $125.0 million and $250.0 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $112.5 million and $225.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $500.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $462.5 million.
As of February 28, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through February 28, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of February 28, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 28, 2023.
Refer to Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for further discussion of the 2022 Credit Agreement.

2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. Refer to Note 5, Derivative Instruments, in the Notes of this Quarterly Report on Form 10-Q for more information on the 2022 Swap Agreement.
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
As of March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement. Refer to Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on the termination.
Uses of Liquidity
Returning Value to Shareholders
During the six months ended February 28, 2023 we returned $67.5 million to shareholders in the form of dividends and during the six months ended February 28, 2022, we returned $80.1 million in the form of share repurchases and dividends. Over the last 12 months, we returned $132.0 million to stockholders in the form of dividends, with no shares repurchased over this timeframe due to the suspension of our share repurchase program. Refer to the Share Repurchase Program below for more information.
Dividends
In the third quarter of fiscal 2022, our Board of Directors approved an 8.5% increase in the regular quarterly dividend from $0.82 to $0.89 per share. Fiscal 2022 marked 23 consecutive fiscal years of dividend increases, highlighting our continued commitment to returning value to stockholders. During the six months ended February 28, 2023 and February 28, 2022, we paid dividends of $67.5 million and $61.4 million, respectively. Future dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Share Repurchase Program
As of February 28, 2023, $181.3 million remained authorized for future share repurchases under our share repurchase program. There is no defined number of shares to be repurchased over a specified timeframe through the life of the program. We may repurchase shares of our common stock under the program from time-to-time in the open market and privately negotiated transactions, subject to market conditions.

We did not repurchase any shares of our common stock during the three months ended February 28, 2023 and February 28, 2022. We also did not repurchase any shares during the six months ended February 28, 2023 compared with 46,200 shares repurchased for $18.6 million during the same period in the prior fiscal year. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allowed us to prioritize the repayment of debt under the 2022 Credit Facilities. We anticipate resuming the existing share repurchase program for the third and fourth quarters of fiscal 2023. Refer to Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on the 2022 Credit Facilities.
Capital Expenditures
For the six months ended February 28, 2023, capital expenditures increased by 72.4% to $35.4 million, compared with $20.5 million during the same period a year ago. This increase was primarily due to higher expenditures related to the development of capitalized internal-use software.
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
Refer to Note 6, Acquisitions, in the Notes of this Quarterly Report on Form 10-Q for further discussion of the CGS and Cobalt acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our total purchase obligations as of August 31, 2022 primarily related to hosting services and acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our technology investments related to our transition to a hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients and our commitments to third-party software providers mainly include internal-use software licenses.
As of August 31, 2022, we had total purchase obligations with suppliers of $373.9 million. During the second quarter of fiscal 2023, we amended a contract with a data supplier that resulted in an incremental commitment to purchase data of approximately $26 million.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
As of February 28, 2023, Cash and cash equivalents were $445.3 million, compared with $773.0 million as of February 28, 2022. Our cash and cash equivalents are held in numerous locations throughout the world, with $196.4 million in the Americas, $155.3 million in EMEA (predominantly in the U.K.) and the remaining $93.6 million in Asia Pacific (predominantly in India and the Philippines) as of February 28, 2023. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.

The table below, for the periods indicated, provides selected cash flow information:

	Six Months Ended
	February 28,
(dollar amounts in thousands)	2023	2022	% Change
Net cash provided by operating activities	$271,314	$194,952	39.2%
Net cash provided by (used in) investing activities	(46,305)	(70,814)	(34.6)%
Net cash provided by (used in) financing activities	(285,654)	(26,417)	981.3%
Effect of exchange rate changes on cash and cash equivalents	2,698	(6,574)	(141.0)%
Net increase (decrease) in cash and cash equivalents	$(57,947)	$91,147	(163.6)%
Operating
For the six months ended February 28, 2023, net cash provided by operating activities was $271.3 million, which included net income of $268.4 million, non-cash charges of $93.6 million and a net cash outflow of $90.6 million to support our working capital requirements. The non-cash charges were primarily driven by $52.2 million of depreciation and amortization, $27.5 million of stock-based compensation expense and $19.6 million from amortization of lease ROU assets. The change in our working capital was primarily driven by higher accounts receivable due to increased sales, an increase in days sales outstanding and a cash outflow of $51.7 million related to our variable compensation payment.
For the six months ended February 28, 2022, net cash provided by operating activities was $195.0 million, which consisted of net income of $217.6 million, non-cash charges of $91.7 million and a net cash outflow of $114.3 million to support our working capital requirements. The non-cash charges were primarily driven by $32.8 million of depreciation and amortization, $25.9 million of stock-based compensation expense and $22.2 million from amortization of lease ROU assets. The change in our working capital was primarily driven by higher accounts receivable due to an increase in sales and a cash outflow of $34.7 million related to our variable compensation payment.
Investing
For the six months ended February 28, 2023, net cash used in investing activities was $46.3 million. The cash used in investing activities was primarily due to an increase in capital expenditures of $35.4 million mainly due to capitalization of compensation costs related to development of our internal-use software projects.
For the six months ended February 28, 2022, net cash used in investing activities was $70.8 million. The cash used in investing activities was primarily due to the purchase of Cobalt for $50.0 million.
Financing
For the six months ended February 28, 2023, net cash used in financing activities was $285.7 million, consisting mainly of $250.0 million related to the partial repayment of the 2022 Term Facility and $67.5 million of dividend payments, partially offset by $43.6 million of proceeds from employee stock plans.
For the six months ended February 28, 2022, net cash used in financing activities was $26.4 million, consisting mainly of $61.4 million of dividend payments and $18.6 million of repurchases of common stock, partially offset by $56.9 million of proceeds from employee stock plans.
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

The following table reconciles our net cash provided by operating activities to free cash flow:

	Six Months Ended
	February 28,
(dollar amounts in thousands)	2023	2022	Change
Net cash provided by operating activities	$271,314	$194,952	$76,362
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(35,416)	(20,546)	(14,870)
Free cash flow	$235,898	$174,406	$61,492
We generated free cash flow of $235.9 million during the six months ended February 28, 2023, an increase of $61.5 million compared with the same period a year ago. This change reflects a $76.4 million increase in cash provided by operating activities, mainly due to higher net income and lower working capital requirements, partially offset by a $14.9 million increase in purchases of property, equipment, leasehold improvements and capitalized internal-use software, primarily driven by higher capitalized costs related to internal-use software.
Off-Balance Sheet Arrangements
As of February 28, 2023 and August 31, 2022, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate this foreign currency exposure, we entered into a series of forward contracts to hedge a portion of our foreign currency risk related to the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. As of February 28, 2023, these forward contracts hedge a portion of our foreign currency transaction exposure ranging from 25% to 75%, over their respective hedged periods, which are set to mature at various points between the third quarter of fiscal 2023 through the second quarter of fiscal 2024.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase the British Pound Sterling, Euro, Indian Rupee and Philippine Peso with U.S. dollars:

	February 28, 2023			August 31, 2022
(in thousands)	Local Currency		USD	Local Currency		USD
British Pound Sterling		£46,000	$55,491		£44,200	$55,567
Euro		€37,500	39,877		€37,500	40,679
Indian Rupee	Rs	2,987,143	36,200	Rs	2,667,928	33,600
Philippine Peso	₱	1,767,455	31,600	₱	1,462,060	27,000
Total			$163,168			$156,846
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk in the MD&A of this Quarterly Report on Form 10-Q for the reclassification of the foreign currency forward contracts gain (loss) from AOCL into income and the impact of foreign currency exchange rate fluctuations, net of hedge activity, to operating income.
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

We describe our significant accounting policies in Note 2, Significant Accounting Policies in the Notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the six months ended February 28, 2023.
We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. There were no significant changes in our critical accounting estimates during the six months ended February 28, 2023.
New Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.
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
Foreign Currency Transaction Risk
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. To mitigate the volatility and uncertainty of our exchange rate risk, we entered into foreign currency forward contracts with major institutions related to our primary currencies of the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. As of February 28, 2023, these forward contracts hedge a portion of our foreign currency transaction exposure ranging from 25% to 75% over their respective hedged periods. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income and the impact of foreign currency exchange rate fluctuations, net of hedge activity, to operating income.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Foreign currency forward contracts gain (loss) reclassified from AOCL into income	$(279)	$(1,014)	$(5,244)	$(1,463)
Foreign currency exchange rate fluctuations increase (decrease) to operating income(1)	$7,662	$(1,156)	$16,299	$(5,434)
(1)Impact to operating income is net of hedge activity.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of February 28, 2023, relative to the other foreign currencies in which we transact. Based on the financial results for the six months ended February 28, 2023, the fair value of our outstanding forward contracts would have increased by $15.9 million and our operating income, excluding these forward contracts, would have decreased by $21.6 million. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss).

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2023	2022	2023	2022
Foreign currency translation adjustment gains (losses)	$3,070	$(2,983)	$11,839	$(21,696)
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of February 28, 2023, we had Cash and cash equivalents of $445.3 million and Investments of $32.0 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds, and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Significant Accounting Policies in the Notes included in Item 8. of our Annual Report on Form 10-K for more information on our cash and cash equivalents.
Debt
2022 Credit Agreement
As of February 28, 2023, our outstanding variable interest rate debt included $500.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. During the six months ended February 28, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the date of borrowing through February 28, 2023.
The variable rate of interest on our debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this exposure, on March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%, to maintain an intended fixed to floating interest rate ratio. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. As of February 28, 2023, the notional amount of the 2022 Swap Agreement was $400.0 million, maturing on February 28, 2024.
Our exposure is limited to fluctuations in SOFR on our borrowings from the 2022 Credit Facilities in excess of amounts that are not hedged, or $350.0 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would create an exposure of $0.9 million to our annual interest expense.
Refer to Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on our 2022 Term Facility and 2022 Revolving Facility. Refer to Note 5, Derivative Instruments in the Notes of this Quarterly Report on Form 10-Q for more information on our 2022 Swap Agreement.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. As permitted by SEC guidance, that specifies an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded CGS from management's assessment on internal control over financial reporting for the six months ended February 28, 2023. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of CGS. CGS represented 9% of our consolidated revenues for the three and six months ended February 28, 2023, and, excluding goodwill and intangible assets, CGS represented 5% percent of our total assets as of February 28, 2023.
Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures, excluding those related to CGS, were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended February 28, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
December 2022	—	$—	—	$181,254
January 2023	—	$—	—	$181,254
February 2023	1,853	$426.55	—	$181,254
Total	1,853		—
(1)Relates to shares repurchased to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards.

(2)As of February 28, 2023, a total of $181.3 million remained available for future share repurchases under our existing share repurchase program. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. Beginning in the second quarter of fiscal 2022, we suspended our share repurchase program until at least the second half of fiscal 2023, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. The suspension of our share repurchase program allowed us to prioritize the repayment of debt under the 2022 Credit Facilities. We anticipate resuming the existing share repurchase program for the third and fourth quarters of fiscal 2023. Refer to Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on the 2022 Credit Facilities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Second Amended and Restated Articles of Incorporation	8-K	001-11869	3.1	1/10/2023
3.2	FactSet Research Systems Inc. Amended and Restated By-Laws	8-K	001-11869	3.2	1/10/2023
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 3, 2023	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)