Form 10-Q
period 2023-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2023-07-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 26, 2023 was 38,146,230.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2023
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2023, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues	$529,811	$488,751	$1,549,711	$1,344,595
Operating expenses
Cost of services	241,689	222,618	709,537	629,162
Selling, general and administrative	115,725	119,881	325,903	309,185
Asset impairments	438	48,998	1,167	62,985
Total operating expenses	357,852	391,497	1,036,607	1,001,332

Operating income	171,959	97,254	513,104	343,263

Other income (expense), net
Interest income	3,083	4,133	8,191	4,900
Interest expense	(16,354)	(16,184)	(49,628)	(20,118)
Other income (expense), net	3,310	77	4,978	(879)
Total other income (expense), net	(9,961)	(11,974)	(36,459)	(16,097)

Income before income taxes	161,998	85,280	476,645	327,166

Provision for income taxes	27,335	10,370	73,591	34,671
Net income	$134,663	$74,910	$403,054	$292,495

Basic earnings per common share	$3.52	$1.97	$10.54	$7.76
Diluted earnings per common share	$3.46	$1.93	$10.35	$7.58

Basic weighted average common shares	38,278	37,934	38,227	37,716
Diluted weighted average common shares	38,912	38,720	38,936	38,607
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Net income	$134,663	$74,910	$403,054	$292,495

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	(2,044)	810	2,257	5,620
Foreign currency translation adjustment gains (losses)	4,943	(22,096)	16,782	(43,792)
Other comprehensive income (loss)	2,899	(21,286)	19,039	(38,172)
Comprehensive income	$137,562	$53,624	$422,093	$254,323
*Presented net of a tax benefit of $704 thousand and a tax expense of $1,350 thousand for the three months ended May 31, 2023 and May 31, 2022, respectively. Presented net of a tax expense of $781 thousand and $1,819 thousand for the nine months ended May 31, 2023 and May 31, 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(in thousands, except share data)	May 31, 2023	August 31, 2022
ASSETS
Cash and cash equivalents	$486,627	$503,273
Investments	32,151	33,219
Accounts receivable, net of reserves of $5,956 at May 31, 2023 and $2,776 at August 31, 2022	237,794	204,102
Prepaid taxes	21,566	38,539
Prepaid expenses and other current assets	66,171	91,214
Total current assets	844,309	870,347
Property, equipment and leasehold improvements, net	81,908	80,843
Goodwill	982,162	965,848
Intangible assets, net	1,859,242	1,895,909
Deferred taxes	12,041	3,153
Lease right-of-use assets, net	156,786	159,458
Other assets	61,462	38,747
TOTAL ASSETS	$3,997,910	$4,014,305
LIABILITIES
Accounts payable and accrued expenses	$110,282	$108,395
Current lease liabilities	29,600	29,185
Accrued compensation	75,803	114,808
Deferred revenues	147,813	152,039
Dividends payable	37,442	33,860
Total current liabilities	400,940	438,287
Long-term debt	1,674,194	1,982,424
Deferred taxes	6,068	8,800
Deferred revenues, non-current	7,580	7,212
Taxes payable	36,448	34,211
Long-term lease liabilities	200,740	208,622
Other liabilities	3,107	3,341
TOTAL LIABILITIES	$2,329,077	$2,682,897
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,009,099 and 41,653,218 shares issued; 38,205,735 and 38,044,756 shares outstanding at May 31, 2023 and August 31, 2022, respectively	420	417
Additional paid-in capital	1,290,596	1,190,350
Treasury stock, at cost: 3,803,364 and 3,608,462 shares at May 31, 2023 and August 31, 2022, respectively	(1,010,081)	(930,715)
Retained earnings	1,477,242	1,179,739
Accumulated other comprehensive loss	(89,344)	(108,383)
TOTAL STOCKHOLDERS’ EQUITY	$1,668,833	$1,331,408
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,997,910	$4,014,305
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,054	$292,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	78,681	60,176
Amortization of lease right-of-use assets	29,245	32,936
Stock-based compensation expense	44,365	40,604
Deferred income taxes	(12,716)	(5,488)
Asset impairments	1,167	62,985
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(37,879)	(39,005)
Accounts payable and accrued expenses	5,870	15,292
Accrued compensation	(39,935)	(23,992)
Deferred revenues	(3,861)	4,091
Taxes payable, net of prepaid taxes	19,112	(18,552)
Lease liabilities, net	(34,041)	(35,961)
Other, net	36,841	1,343
Net cash provided by operating activities	489,903	386,924

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(61,421)	(35,950)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(1,981,641)
Purchases of investments	(10,889)	(678)
Net cash provided by (used in) investing activities	(72,310)	(2,018,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	2,238,355
Repayment of debt	(312,500)	(700,000)
Payments of debt issuance costs	—	(9,736)
Dividend payments	(101,377)	(92,334)
Proceeds from employee stock plans	55,885	74,173
Repurchases of common stock	(67,092)	(18,639)
Other financing activities	(12,273)	(3,263)
Net cash provided by (used in) financing activities	(437,357)	1,488,556

Effect of exchange rate changes on cash and cash equivalents	3,118	(12,110)
Net increase (decrease) in cash and cash equivalents	(16,646)	(154,899)
Cash and cash equivalents at beginning of period	503,273	681,865
Cash and cash equivalents at end of period	$486,627	$526,966
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended May 31, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154
Net income						134,663		134,663
Other comprehensive income (loss)							2,899	2,899
Common stock issued for employee stock plans	56,055	—	12,279	—	—			12,279
Vesting of restricted stock	3,161	—		1,239	(493)			(493)
Repurchases of common stock				165,950	(67,092)			(67,092)
Stock-based compensation expense			16,865					16,865
Dividends declared						(37,442)		(37,442)
Balance as of May 31, 2023	42,009,099	$420	$1,290,596	3,803,364	$(1,010,081)	$1,477,242	$(89,344)	$1,668,833

For the Nine Months Ended May 31, 2023
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						403,054		403,054
Other comprehensive income (loss)							19,039	19,039
Common stock issued for employee stock plans	283,021	2	55,881	410	(166)			55,717
Vesting of restricted stock	72,860	1		28,542	(12,108)			(12,107)
Repurchases of common stock				165,950	(67,092)			(67,092)
Stock-based compensation expense			44,365					44,365
Dividends declared						(105,551)		(105,551)
Balance as of May 31, 2023	42,009,099	$420	$1,290,596	3,803,364	$(1,010,081)	$1,477,242	$(89,344)	$1,668,833

For the Three Months Ended May 31, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2022	41,485,261	$415	$1,131,166	3,601,395	$(927,814)	$1,068,062	$(55,848)	$1,215,981
Net income						74,910		74,910
Other comprehensive income (loss)							(21,286)	(21,286)
Common stock issued for employee stock plans	87,486	1	17,248	—	—			17,249
Vesting of restricted stock	24	—		10	(4)			(4)
Repurchases of common stock				—	—			—
Stock-based compensation expense			14,667					14,667
Dividends declared						(33,795)		(33,795)
Balance as of May 31, 2022	41,572,771	$416	$1,163,081	3,601,405	$(927,818)	$1,109,177	$(77,134)	$1,267,722

For the Nine Months Ended May 31, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						292,495		292,495
Other comprehensive loss							(38,172)	(38,172)
Common stock issued for employee stock plans	391,195	4	74,172	260	(128)			74,048
Vesting of restricted stock	18,384	—		7,172	(3,134)			(3,134)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			40,604					40,604
Dividends declared						(95,833)		(95,833)
Balance as of May 31, 2022	41,572,771	$416	$1,163,081	3,601,405	$(927,818)	$1,109,177	$(77,134)	$1,267,722

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2023
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
Fiscal 2023 marks the 45th year our platform has delivered expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2023, we had 7,770 clients comprised of 187,845 investment professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
We have a long-term view of our business and are committed to investing for growth and becoming a more efficient organization. As part of this approach, starting September 1, 2023, the beginning of our fiscal 2024 year, we are reorganizing our workflow solutions by firm type to better align our operations with those of our clients:
•Analytics & Trading will become our Institutional Buy-Side organization, focusing on asset managers, asset owners, and hedge fund workflows; and
•Research & Advisory will become:
◦Dealmakers, focusing on banking and sell-side research, corporate, and private equity and venture capital workflows; and
◦Wealth, focusing on wealth management workflows
In addition, during the third quarter of fiscal 2023, we combined our Content and CTS groups to create one Data Solutions organization. This will create end-to-end management of our data, from collection and acquisition, to client delivery. CGS operates as part of our CTS workflow solution which is included within the newly formed Data Solutions organization.
This realignment is not expected to impact our segment reporting for the fiscal 2024 year.
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
Reclassifications
Beginning in the third quarter of fiscal 2023, we separated the components of Interest expense, net to present Interest income and Interest expense separately in the Consolidated Statements of Income for the three and nine months ended May 31, 2023. We conformed the comparative figures for the three and nine months ended May 31, 2022 to the current year’s presentation.
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
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash and cash equivalents, accounts receivable, investments in mutual funds and derivative instruments. The maximum credit exposure of our cash and cash equivalents, accounts receivable and investments in mutual funds is their carrying values as of the balance sheet dates. The maximum credit exposure related to our derivative instruments is based upon the gross fair values as of the balance sheet dates.
Cash and Cash Equivalents and Investments
We are exposed to credit risk on our cash and cash equivalents and investments in mutual funds in the event of default by the financial institutions with which we transact. We invest our cash and cash equivalents and investments in mutual funds in accordance with our restrictive cash investment practices with the primary objective being the preservation of capital and maintenance of liquidity with a focus on minimizing our exposure to credit risk. We have not experienced any losses in such accounts and we limit our exposure to credit loss by placing our cash and cash equivalents and investments in mutual funds with multiple financial institutions that we believe are high-quality and credit-worthy.
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. Our receivable reserve was $6.0 million and $2.8 million as of May 31, 2023 and August 31, 2022, respectively. We do not require collateral from our clients, however no single client represented more than 3% of our total subscription revenues in any period presented. Our concentration of credit risk related to our accounts receivable is generally limited due to our large and geographically dispersed client base.
Derivative Instruments
Our use of derivative instruments exposes us to credit risk to the extent counterparties may be unable to meet the terms of their agreements. To mitigate credit risk, we limit counterparties to financial institutions we believe are credit-worthy and use several institutions to reduce concentration risk. We do not expect any losses as a result of default by our counterparties.
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier in order to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the nine months ended May 31, 2023.

Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three and nine months ended May 31, 2023 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued or effective as of May 31, 2023 that had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
Due to our election of the practical expedient, we do not consider payment terms as a financing component within a client contract when, at contract inception, the period between the transfer of the promised services to the client and the payment timing for those services will be one year or less.
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

The following table presents revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Americas	$337,691	$309,740	$992,179	$850,312
EMEA	137,973	128,326	401,219	357,920
Asia Pacific	54,147	50,685	156,313	136,363
Total Revenues	$529,811	$488,751	$1,549,711	$1,344,595
4. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches, are permissible. We consider the principal or most advantageous market in which we would transact, as well as assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels. We have categorized our cash equivalents, investments and derivatives within the fair value hierarchy as follows:
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2023 and August 31, 2022. We did not have any transfers between levels of fair value measurements during the periods presented below. We held no Level 3 assets or liabilities measured at fair value on a recurring basis as of May 31, 2023 and August 31, 2022.

	Fair Value Measurements at May 31, 2023
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$119,929	$—	$119,929
Mutual funds(2)	—	32,151	32,151
Derivative instruments(3)	—	8,288	8,288
Total assets measured at fair value	$119,929	$40,439	$160,368

Liabilities
Derivative instruments(3)	$—	$1,145	$1,145
Total liabilities measured at fair value	$—	$1,145	$1,145

	Fair Value Measurements at August 31, 2022
(in thousands)	Level 1	Level 2	Total
Assets
Corporate money market funds(1)	$179,330	$—	$179,330
Mutual funds(2)	—	33,219	33,219
Derivative instruments(3)	—	12,412	12,412
Total assets measured at fair value	$179,330	$45,631	$224,961

Liabilities
Derivative instruments(3)	$—	$8,307	$8,307
Total liabilities measured at fair value	$—	$8,307	$8,307
(1) Our corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Our corporate money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are included in Investments within the Consolidated Balance Sheets.
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
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis primarily relate to our tangible fixed assets, lease right-of-use ("ROU") assets, goodwill and intangible assets. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections. These non-financial assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill.

Asset impairments incurred during the three and nine months ended May 31, 2023 were $0.4 million and $1.2 million, respectively, and were $49.0 million and $63.0 million for the three and nine months ended May 31, 2022, respectively. The asset impairments recognized during the three and nine months ended May 31, 2022 included a respective $48.8 million and $62.2 million charge related to our lease ROU assets and property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space. For those locations we anticipated subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. We fully impaired the lease ROU assets for locations we will not sublease and substantially all the PPE associated with the related vacated leased office space as there were no expected cash flows related to these items. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments are classified within Level 3 of the fair value hierarchy.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our Long-term debt at fair value. The carrying value of our Long-term debt is net of the related unamortized discount and debt issuance costs.
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
The following table summarizes information on our outstanding debt as of May 31, 2023 and August 31, 2022:

		May 31, 2023		August 31, 2022
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$462,345	$500,000	$470,525
2032 Notes	Level 1	500,000	428,725	500,000	438,205
2022 Term Facility	Level 3	437,500	439,141	750,000	750,975
2022 Revolving Facility	Level 3	250,000	244,687	250,000	249,075
Total principal amount		$1,687,500	$1,574,898	$2,000,000	$1,908,780
Total unamortized discounts and debt issuance costs		(13,306)		(17,576)
Total net carrying value of debt		$1,674,194		$1,982,424

5. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
In designing our hedging approach, we consider several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge to reduce the volatility of our earnings and cash flows. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed to, and the availability, effectiveness and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to financial institutions we believe are credit-worthy. Refer to Note 2, Summary of Significant Accounting Policies - Concentrations of Credit Risk, for further discussion on counterparty credit risk.
We leverage foreign currency forward contracts and interest rate swaps to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our interest rate exposure. We have designated and accounted for these derivatives as cash flow hedges with the unrealized gains or losses recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement of our forward contracts and swap agreements are subsequently reclassified into Selling, general and administrative ("SG&A") and Interest expense, respectively, in the Consolidated Statements of Income when the hedges are settled.
Foreign Currency Forward Contracts
As we conduct business outside the U.S. in several currencies, we are exposed to movements in foreign currency exchange rates. As of May 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our exposures related to our primary currencies of the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected operating expenses, denominated in our primary foreign currencies, over their respective hedge periods, ranging from the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase British Pound Sterling, Euros, Indian Rupees and Philippine Pesos with U.S. dollars as of May 31, 2023 and August 31, 2022:

	May 31, 2023			August 31, 2022
(in thousands)	Local Currency		USD	Local Currency		USD
British Pound Sterling		£45,600	$55,367		£44,200	$55,567
Euro		€38,700	41,612		€37,500	40,679
Indian Rupee	Rs	3,219,297	38,700	Rs	2,667,928	33,600
Philippine Peso	₱	1,857,009	33,000	₱	1,462,060	27,000
Total			$168,679			$156,846
There was no discontinuance of our foreign currency cash flow hedges during the nine months ended May 31, 2023 or May 31, 2022, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement. Refer to Foreign Currency Transaction Risk in Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022 and is maturing on February 28, 2024. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified. As of May 31, 2023, the notional amount of the 2022 Swap Agreement was $300.0 million.

Refer to Note 11, Debt, for further discussion of our outstanding floating SOFR rate debt. Refer to Interest Rate Risk in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
2020 Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement ("2020 Swap Agreement") with a notional amount of $287.5 million. The 2020 Swap Agreement hedged a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995% to mitigate our interest rate exposure. On March 1, 2022, we terminated the 2020 Swap Agreement, which resulted in a one-time benefit of $3.5 million recognized in Interest expense in the Consolidated Statements of Income during the third quarter of fiscal 2022, based on its fair market value.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of the derivative instruments:

(in thousands)	Gross Notional Value
	May 31, 2023	August 31, 2022
Foreign currency forward contracts	$168,679	$156,846
Interest rate swap agreement	300,000	600,000
Total cash flow hedges	$468,679	$756,846

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	May 31, 2023	August 31, 2022	Balance Sheet Classification	May 31, 2023	August 31, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,340	$—	Accounts payable and accrued expenses	$1,145	$8,307
Interest rate swap agreement	Prepaid expenses and other current assets	5,948	10,621	Accounts payable and accrued expenses	—	—
	Other assets	—	1,791	Other liabilities	—	—
Total cash flow hedges		$8,288	$12,412		$1,145	$8,307

All derivatives were designated as hedging instruments as of May 31, 2023 and August 31, 2022.
Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2023 and May 31, 2022:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Foreign currency forward contracts	$919	$(4,114)	SG&A	$(230)	$(2,635)
Interest rate swap agreement	(172)	5,629	Interest expense	3,725	1,990
Total cash flow hedges	$747	$1,515		$3,495	$(645)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2023 and May 31, 2022:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Foreign currency forward contracts	$4,027	$(7,690)	SG&A	$(5,474)	$(4,098)
Interest rate swap agreement	4,104	12,007	Interest expense	10,567	976
Total cash flow hedges	$8,131	$4,317		$5,093	$(3,122)

As of May 31, 2023, we estimate that net pre-tax derivative gains of $7.1 million included in AOCL will be reclassified into earnings within the next 12 months. As of May 31, 2023, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of May 31, 2023 and August 31, 2022, there were no material amounts recorded net on the Consolidated Balance Sheets.
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
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. CGS operates as part of our CTS workflow solution which is included within the newly formed Data Solutions organization. Pro forma information has not been presented because the effect of the CGS acquisition was not material to our Consolidated Financial Statements.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt was a leading portfolio monitoring solutions provider for the private capital industry. This acquisition aligned with our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the Cobalt acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.

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
7. GOODWILL
Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2023 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Foreign currency translations	—	16,321	(7)	16,314
Balance at May 31, 2023	$686,412	$293,408	$2,342	$982,162

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we test goodwill for impairment at the reporting unit level, which is consistent with our segments, and if impaired, it is written down to fair value. We performed our annual goodwill impairment test during the fourth quarter of fiscal 2022 utilizing a qualitative analysis, consistent with the timing and methodology of previous years. We concluded it was more likely than not that the fair value of each of our segments was not less than its respective carrying value and no impairment charge was required.

8. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		May 31, 2023			August 31, 2022
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$54,965	$1,528,035	$1,583,000	$21,986	$1,561,014
Client relationships	11 to 26	264,540	65,392	199,148	263,163	55,405	207,758
Software technology	2 to 9	124,626	105,220	19,406	122,363	96,567	25,796
Developed technology	3 to 5	107,215	45,804	61,411	80,956	33,676	47,280
Acquired databases	15	46,000	3,833	42,167	46,000	1,533	44,467
Data content	7 to 20	34,421	27,664	6,757	32,305	24,973	7,332
Trade names	15	6,785	4,467	2,318	6,693	4,431	2,262
Total		$2,166,587	$307,345	$1,859,242	$2,134,480	$238,571	$1,895,909
The weighted average useful life of our intangible assets at May 31, 2023 was 32.7 years. As described in Note 6, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets at May 31, 2023, excluding those acquired from CGS, was 9.0 years. We assess intangible assets for indicators of impairment on a quarterly basis, including an evaluation of our useful lives to determine if events and circumstances warrant a revision to the remaining period of amortization. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We have not identified a material impairment nor a material change to the estimated remaining useful lives of our intangible assets for the nine months ended May 31, 2023 and May 31, 2022. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets for the three months ended May 31, 2023 and May 31, 2022 was $22.0 million and $21.5 million, respectively. Amortization expense for intangible assets for the nine months ended May 31, 2023 and May 31, 2022 was $65.4 million and $40.6 million, respectively.
As of May 31, 2023, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2023 (remaining three months)	$22,197
2024	88,459
2025	81,937
2026	75,528
2027	63,930
Thereafter	1,527,191
Total	$1,859,242
9. INCOME TAXES
Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax bases of assets and liabilities using currently enacted tax rates.

Income Tax Provision and Effective Tax Rate
The provision for income taxes and effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Income before income taxes	$161,998	$85,280	$476,645	$327,166
Provision for income taxes	$27,335	$10,370	$73,591	$34,671
Effective tax rate	16.9%	12.2%	15.4%	10.6%
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
Our effective tax rate for all periods presented above was lower than the applicable U.S. corporate income tax rate mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from discrete items, partially offset by our net state taxes.
Our effective tax rate during the three and nine months ended May 31, 2023 was higher than the rate during the respective prior year periods due mainly to a decrease in the impact of tax attributes on the effective tax rate as a result of an increase in income, a lower net tax benefit from discrete items driven mainly by a reduction in the exercise of stock options, as well as an increase in the U.K.'s enacted tax rates.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code effective for taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations. We do not expect this revision to have a material impact on our Consolidated Financial Statements.
The IRA also includes a 1% excise tax on corporate stock repurchases made by publicly traded U.S. corporations after December 31, 2022. For the three and nine months ended May 31, 2023, the excise tax on our stock repurchases was not material.
10. LEASES
Our lease portfolio is primarily related to our office space, under various operating lease agreements. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated IBR. Certain adjustments to calculate our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense) in our Consolidated Statements of Income.
As of May 31, 2023, we recognized $156.8 million of Lease ROU assets, net and $230.3 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just under 13 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of May 31, 2023:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2023 (remaining three months)	$9,991
2024	38,343
2025	36,303
2026	35,489
2027	34,233
Thereafter	119,137
Total	$273,496
Less: Imputed interest	43,156
Present value	$230,340
The following table includes the components of our occupancy costs in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Operating lease cost(1)	$8,170	$9,767	$24,403	$30,466
Variable lease cost(2)	$4,645	$3,185	$12,699	$8,933
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	As of May 31, 2023	As of August 31, 2022
Weighted average remaining lease term (in years)	8.0	8.6
Weighted average discount rate (IBR)	4.5%	4.4%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$29,245	$32,936
Lease ROU assets obtained in exchange for lease liabilities(1)	$13,872	$9,348
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(11,661)
(1)Primarily includes new lease arrangements entered into during the period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
During the three and nine months ended May 31, 2022, we incurred an impairment charge of $24.2 million and $31.5 million, respectively, related to our lease ROU assets associated with vacating certain leased office space. Refer to Note 4, Fair Value Measures for more information on the lease ROU assets impairment methodology. The were no similar lease ROU asset impairments recorded during the three and nine months ended May 31, 2023.

11. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our total debt obligations as of May 31, 2023 and August 31, 2022 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	May 31, 2023	August 31, 2022
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	437,500	750,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(13,306)	(17,576)

Total Long-term debt			$1,674,194	$1,982,424
As of May 31, 2023, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2023 (remaining three months)	$—
2024	—
2025	437,500
2026	—
2027	750,000
Thereafter	500,000
Total	$1,687,500
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through May 31, 2023.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.

During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability. Debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt, which approximates the effective interest method.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and nine months ended May 31, 2023, we repaid $62.5 million and $312.5 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $275.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $562.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $512.5 million.
As of May 31, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through May 31, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of May 31, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of May 31, 2023.
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
The Senior Notes were issued at an aggregate discount of $2.8 million during fiscal 2022 and we incurred approximately $9.1 million in debt issuance costs. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the debt liability. The debt discounts and debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
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
On March 1, 2022, we terminated the 2019 Credit Agreement and amortized the remaining related $0.4 million of capitalized debt issuance costs into Interest expense in the Consolidated Statements of Income.
Interest Expense
On March 1, 2022, the 2019 Revolving Credit Facility and 2020 Swap Agreement were both terminated and concurrently replaced with the 2022 Credit Facilities, Senior Notes and 2022 Swap Agreement.
The following table presents the interest expense on our outstanding debt which is included in Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Interest expense on outstanding debt(1)	$16,345	$15,755	$49,601	$19,581
(1)    Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreements.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 3.3% and 2.0% as of May 31, 2023 and August 31, 2022, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
12. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
We accrue non-income-tax liabilities for contingencies when we believe that a loss is probable, and the amount can be reasonably estimated. Judgment is required to determine both the probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We review accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 9, Income Taxes in the Notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our total purchase obligations as of August 31, 2022 primarily related to hosting services and acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our technology investments related to our hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients and our commitments to third-party software providers mainly include internal-use software licenses.

As of August 31, 2022, we had total purchase obligations with suppliers of $373.9 million. During the second quarter of fiscal 2023, we amended a contract with a data supplier that resulted in an incremental commitment to purchase data of approximately $26.0 million.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of May 31, 2023 and August 31, 2022, we had outstanding capital commitments related to an investment of $0.8 million and $1.1 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of both May 31, 2023 and August 31, 2022, we had $0.5 million of standby letters of credit outstanding. No liabilities related to these arrangements are reflected in the Company's Consolidated Balance Sheets.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2023, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
Income Taxes
As a multinational company operating in many states and countries, we are routinely audited by various taxing authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our results of operations nor our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Sales Tax Matters

On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the “Sales Taxes”) from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the “Third Notice"; cumulatively with the First and Second Notices, the “Notices”) additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We filed an appeal with respect to the Notices to contest all Sales Taxes that may be assessed. On May 24, 2023, we received a Letter of Determination from the Commonwealth upholding the Notices, followed by a Notice of Assessment for all the periods covered by the Notices. We continue to contest these assessments and believe that we will ultimately prevail; however, if we do not prevail, the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
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
13. STOCKHOLDERS' EQUITY
Share Repurchases

	Three Months Ended		Nine months ended
	May 31,		May 31,
(in thousands, except share data)	2023	2022	2023	2022
Repurchases of common stock under the share repurchase program(1)	165,950	—	165,950	46,200
Total cost of shares repurchased(1)	$67,092	$—	$67,092	$18,639
(1) Amounts do not include 1,239 shares and 10 shares surrendered by grantees to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards valued at $0.5 million and $4.0 thousand during the three months ended May 31, 2023 and May 31, 2022, respectively. Amounts do not include 28,952 shares and 7,432 shares surrendered by grantees to satisfy withholding tax obligations due upon the vesting or exercise of stock-based awards valued at $12.3 million and $3.3 million during the nine months ended May 31, 2023 and May 31, 2022, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. We had suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards, to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of May 31, 2023, a total of $114.2 million remained authorized for future share repurchases through August 31, 2023. On June 20, 2023, our Board of Directors authorized up to $300 million for share repurchases on or after September 1, 2023.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the three and nine months ended May 31, 2023 and May 31, 2022.

Dividends
Our Board of Directors declared dividends during the nine months ended May 31, 2023 and May 31, 2022 as follows:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	$34,099	March 16, 2023
Third Quarter	$0.98	May 31, 2023	$37,442	June 15, 2023
Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	$31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	$33,795	June 16, 2022
In the third quarter of fiscal 2023, our Board of Directors approved a 10% increase in the regular quarterly dividend from $0.89 to $0.98 per share. Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	May 31, 2023	August 31, 2022
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$5,406	$3,149
Accumulated foreign currency translation adjustments	(94,750)	(111,532)
Total AOCL	$(89,344)	$(108,383)
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
A reconciliation of the weighted average shares outstanding used in the Basic EPS and Diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$134,663	$74,910	$403,054	$292,495
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,278	37,934	38,227	37,716
Common stock equivalents associated with stock-based compensation plan(1)	634	786	709	891
Shares used in the calculation of Diluted EPS	38,912	38,720	38,936	38,607
Basic EPS	$3.52	$1.97	$10.54	$7.76
Diluted EPS	$3.46	$1.93	$10.35	$7.58

(1)Dilutive potential common shares consist of stock options and unvested PSUs. As of May 31, 2023 and May 31, 2022, we excluded 583,377 and 291,716 common stock equivalents related to stock options from our calculation of Diluted EPS, respectively. As of May 31, 2023 and May 31, 2022, we excluded a respective 93,230 and 95,359 common stock equivalents related to PSUs from our calculation of Diluted EPS.
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
We recognized total stock-based compensation expense of $16.9 million and $14.7 million during the three months ended May 31, 2023 and May 31, 2022, respectively. During the nine months ended May 31, 2023 and May 31, 2022, we recognized total stock-based compensation expense of $44.4 million and $40.6 million, respectively.
As of May 31, 2023, $123.5 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.1 years. There was no stock-based compensation capitalized as of May 31, 2023 and May 31, 2022.
As of May 31, 2023, we had 4.3 million employee stock-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). As of May 31, 2023, we had 0.2 million non-employee stock-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the “Director Plan”).
Employee Stock Option Awards
Under the LTIP, we granted the following stock options for the nine months ended May 31, 2023 and May 31, 2022, which are valued using the lattice-binomial option-pricing model. The majority of the stock options granted relate to the November 1, 2022 and November 1, 2021 annual employee grants.

	Nine Months Ended
	May 31,
	2023	2022
Stock options granted(1)	268,185	302,952
Weighted average exercise price	$426.22	$434.64
Weighted average grant date fair value	$125.57	$102.46
(1) Includes the annual employee grant on November 1, 2022 and November 1, 2021 of 266,051 and 292,377 stock options, respectively. These annual employee grants both vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
As part of the November 1, 2022 annual employee grant, the estimated grant date fair value leveraged the following assumptions:

November 1, 2022 Annual Employee Grant Details
Risk-free interest rate	3.99% - 4.51%
Expected life (years)	6.62
Expected volatility	24.7%
Dividend yield	0.83%
Estimated fair value	$125.62
Exercise price	$426.25
Non-Employee Director Stock Option Grant
On January 17, 2023, we granted 5,462 stock options under the Director Plan to our non-employee directors, which vest 100% on the first anniversary of the grant date and expire seven years from the date the options were granted. The estimated grant date fair value was determined using the Black-Scholes option-pricing model and leveraged the following assumptions:

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

Under the LTIP, we granted the following Restricted Stock Awards with the associated weighted average grant date fair value, assuming a target payout for PSUs, for the nine months ended May 31, 2023 and May 31, 2022:

	Nine months ended
	May 31,
	2023	2022
RSUs Granted(1)	47,474	71,933
PSUs Granted(2)	34,482	30,704
Total Restricted Stock Awards	81,956	102,637
Restricted Stock Awards weighted average grant date fair value	$415.31	$418.16
(1) The majority of the RSUs granted relate to the November 1, 2022 and November 1, 2021 annual employee grants that both vest 20% annually on the anniversary date of the grant and are fully vested after five years.
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
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under our ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation, and there is a $25,000 contribution limit per employee for each calendar year. Shares purchased through our ESPP cannot be sold or otherwise transferred for 18 months after purchase. Dividends paid on shares held in our ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
Stock-based compensation expense related to our ESPP was $0.7 million for the three months ended May 31, 2023 and $0.6 million for the three months ended May 31, 2022. Stock-based compensation expense related to our ESPP was $2.0 million for the nine months ended May 31, 2023 and $1.7 million for the nine months ended May 31, 2022. As of May 31, 2023, our ESPP had 73,348 shares reserved for future issuance.
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

The following tables reflect the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2023
Revenues	$337,691	$137,973	$54,147	$529,811
Operating income	$79,005	$58,607	$34,347	$171,959
Capital expenditures(1)	$24,956	$339	$710	$26,005

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2022
Revenues	$309,740	$128,326	$50,685	$488,751
Operating income(2)	$11,212	$53,228	$32,814	$97,254
Capital expenditures(1)	$12,362	$466	$2,576	$15,404

(in thousands)
For the nine months ended May 31, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$992,179	$401,219	$156,313	$1,549,711
Operating income	$207,717	$194,870	$110,517	$513,104
Capital expenditures(1)	$56,299	$1,651	$3,471	$61,421

(in thousands)
For the nine months ended May 31, 2022	Americas	EMEA	Asia Pacific	Total
Revenues	$850,312	$357,920	$136,363	$1,344,595
Operating income(2)	$115,613	$139,826	$87,824	$343,263
Capital expenditures(1)	$29,911	$828	$5,211	$35,950
(1)Capital expenditures includes purchases of PPE and capitalized internal-use software.
(2)Asset impairments incurred during the three and nine months ended May 31, 2022 were $49.0 million ($44.6 million in the Americas, $4.1 in EMEA and $0.3 in Asia Pacific) and $63.0 million ($58.5 million in the Americas, $4.2 in EMEA and $0.3 in Asia Pacific), respectively. This impairment primarily related to vacating certain leased office space resulting in an impairment to our lease ROU assets and associated PPE. Refer to Note 4, Fair Value Measures and Note 10, Leases for more information on the impairment.
Segment Total Assets
The following table reflects the total assets for our segments:

(in thousands)	May 31, 2023	August 31, 2022
Segment Assets
Americas	$3,112,136	$3,191,313
EMEA	628,617	580,450
Asia Pacific	257,157	242,542
Total assets	$3,997,910	$4,014,305

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
Fiscal 2023 marks the 45th year our platform has delivered expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2023, we had 7,770 clients comprised of 187,845 investment professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our on- and off-platform solutions span the investment lifecycle including investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
Our strategy is to build the leading open content and analytics platform to deliver differentiated advantages for our clients’ success. To execute this strategy, we plan on:
•Growing our digital platform: We are scaling up our content refinery to offer a comprehensive and connected inventory of industry, proprietary and third-party data for the financial community. This includes granular data for key industry verticals, private companies, wealth management, real-time data and sustainable finance. We are driving personalized workflow solutions for financial professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our goal is to offer an open ecosystem of cloud-based data and analytics, providing solutions and content that is accessible and flexible through many delivery methods, enabling our clients to more efficiently manage their workflows.
•Delivering execution excellence: We strive to be innovative and collaborative across our organization to remain responsive, flexible and agile. Our open ecosystem provides a digital foundation that powers client personalization and efficiency, firm-type product development and core process automation. We employ technology to accelerate content collection for industry and proprietary data and the concordance of third-party data. Additionally, our sales force is improving price realization by focusing on productivity, efficiency and improved client outcomes. We are also optimizing our operations and managing our expenses to improve returns on our investments in people and product. Finally, we are committed to promoting a modern work environment that preserves the benefit of flexibility while retaining talent, fostering creativity, innovation, and collaboration, and enabling mentorship.
•Driving a growth mindset: To drive sustainable growth, we are recruiting, training and empowering a diverse and operationally efficient workforce. As a performance-based culture, we are committed to investing for growth and cultivating talent that can create leading technological solutions and efficiently execute our strategy. We use partnerships and acquisitions to accelerate our growth in strategic areas.
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
We have a long-term view of our business and are committed to investing for growth and becoming a more efficient organization. As part of this approach, starting September 1, 2023, the beginning of our fiscal 2024 year, we are reorganizing our workflow solutions to better align our operations with those of our clients:
•Analytics & Trading will become our Institutional Buy-Side organization, focusing on asset managers, asset owners, and hedge fund workflows; and
•Research & Advisory will become:
◦Dealmakers, focusing on banking and sell-side research, corporate, and private equity and venture capital workflows; and
◦Wealth, focusing on wealth management workflows
In addition, during the third quarter of fiscal 2023, we combined our Content and CTS groups to create one Data Solutions organization. This will create end-to-end management of our data, from collection and acquisition, to client delivery. CGS operates as part of our CTS workflow solution which is included within the newly formed Data Solutions organization.

This realignment is not expected to impact our segment reporting for the fiscal 2024 year.
Fiscal 2023 Third Quarter in Review
Revenues in the third quarter of fiscal 2023 were $529.8 million, an increase of 8.4% from the prior year comparable period. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues were supported by higher sales in all three of our workflow solutions, Analytics & Trading, CTS and Research & Advisory, when compared with the prior year. Organic revenues contributed to 8.5% of our growth during the third quarter of fiscal 2023, compared with the prior year period. Refer to Part I, Item 2. Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for a reconciliation between revenues and organic revenues.
As of May 31, 2023, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2.1 billion, an increase of 8.0% over May 31, 2022. Organic ASV increased in all our segments, with the majority of the increase related to the Americas and, to a lesser extent, EMEA and Asia Pacific, supported by increases in our workflow solutions, primarily in Analytics & Trading, followed by Research & Advisory and CTS. Refer to Part I, Item 2 Annual Subscription Value in the MD&A of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 32.5% during the three months ended May 31, 2023, compared with 19.9% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenue, asset impairment charges incurred during the prior year period and decreases in professional fees and data costs, partially offset by higher computer-related expenses, bad debt expense and employee compensation costs. Diluted earnings per share ("EPS") for the three months ended May 31, 2023 was $3.46, an increase of 79.3%, compared with the prior year period.
CUSIP Global Services Acquisition
On December 24, 2021, we entered into a definitive agreement to acquire CGS for $1.932 billion in cash, inclusive of working capital adjustments. The acquisition was completed on March 1, 2022. We believe that the CGS acquisition will significantly expand our critical role in the global capital markets. Revenues from CGS are recognized based on geographic business activities in accordance with how our operating segments are currently aligned. CGS operates as part of our CTS workflow solution which is included within the newly formed Data Solutions organization.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 6, Acquisitions and Note 11, Debt in the Notes of this Quarterly Report on Form 10-Q for more information on our acquisition of CGS, and our defined terms of Senior Notes and the 2022 Credit Facilities, respectively.
COVID-19 Update
In response to the COVID-19 pandemic, we implemented a business continuity plan to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three and nine months ended May 31, 2023.
Refer to Part I, Item 1. Business, Human Capital Management, How We Work and Item 1A. Risk Factors, Operational Risks of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the potential impact of the COVID-19 pandemic on our business.
Ukraine/Russia Conflict
As the military conflict between Russia and Ukraine is ongoing, we continue to monitor the potential impact on our business, our people and our clients. We have taken all necessary steps to ensure compliance with all applicable regulatory restrictions on international trade and financial transactions. In Russia, we have discontinued all commercial operations and delivery of products and services to clients; have terminated all contracts with vendors; and have suspended all new business, trials and prospecting activities. Total revenues associated with clients in Russia were not material to our consolidated financial results, and termination of Russian vendors has not had a material impact on our business or client relationships. We continue to monitor the regional and global ramifications of the events in this area.

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
Beginning in the third quarter of fiscal 2023, all prior year ASV now reflects additional CGS revenues not previously included.
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of May 31, 2023. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of May 31, 2023
As reported ASV plus Professional Services(1)	$2,120.1
Currency impact(2)	0.1
Acquisition ASV(3)	—
Organic ASV plus Professional Services	$2,120.2
Organic ASV plus Professional Services growth rate	8.0%
(1)Includes $24.3 million in Professional Services.
(2)The impact from foreign currency movements.
(3)ASV from acquisitions completed within the last 12 months.

As of May 31, 2023, Organic ASV plus Professional Services was $2.1 billion, an increase of 8.0% compared with May 31, 2022. The increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations.

Organic ASV increased in all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics & Trading, followed by Research & Advisory and CTS. Sales increased in Analytics & Trading mainly from our performance & reporting products, portfolio analytics solutions and portfolio & benchmark services. Sales increased in Research & Advisory mainly due to higher demand for our workstations. CTS sales increased mainly from our data management solutions and real time and company data.
Segment ASV
As of May 31, 2023, ASV from the Americas represented 64% of total ASV and was $1,344.7 million, an increase from $1,245.2 million as of May 31, 2022. Americas Organic ASV was $1,344.7 million as of May 31, 2023, an 8.0% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by increased sales from Analytics & Trading, followed by sales from Research & Advisory.
As of May 31, 2023, ASV from EMEA represented 26% of total ASV and was $541.3 million, an increase from $504.0 million as of May 31, 2022. EMEA Organic ASV was $540.7 million as of May 31, 2023, a 7.4% increase from the prior year period. The EMEA Organic ASV increase was mainly driven by higher sales from Analytics & Trading and CTS.
As of May 31, 2023, ASV from Asia Pacific represented 10% of total ASV and was $209.8 million, an increase from $192.0 million as of May 31, 2022. Asia Pacific Organic ASV was $210.5 million as of May 31, 2023, a 10.5% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily due to increased sales from Research & Advisory and Analytics & Trading.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV growth rates at May 31, 2023, compared with May 31, 2022, were 7.3% and 12.3%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year period, and primarily include asset managers, wealth managers, asset owners, partners, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of May 31, 2023	As of May 31, 2022	Change
Clients(1)	7,770	7,319	6.2%
Users	187,845	173,698	8.1%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,770 as of May 31, 2023, a net increase of 6.2% or 451 clients in the last 12 months, mainly due to an increase in corporate clients and, to a lesser extent, wealth management clients and partners.
As of May 31, 2023, there were 187,845 professionals using FactSet, representing a net increase of 8.1% or 14,147 users in the last 12 months, primarily driven by an increase from wealth management firms.
Annual ASV retention was greater than 95% of ASV and approximately 92% when expressed as a percentage of clients for the period ended May 31, 2023, with both percentages consistent with the prior year period.
Employee Headcount
As of May 31, 2023, our employee headcount was 12,072, an increase of 12.9% compared with 10,691 employees as of May 31, 2022. This growth in headcount was primarily due to an increase of 14.6% in Asia Pacific, 11.2% in the Americas and 7.3% in EMEA. As of May 31, 2023, the number of employees located in Asia Pacific was 8,083, in the Americas was 2,543 and in EMEA was 1,446.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2023 and May 31, 2022, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands, except per share data)	2023	2022		2023	2022
Revenues	$529,811	$488,751	8.4%	$1,549,711	$1,344,595	15.3%
Cost of services	241,689	222,618	8.6%	$709,537	$629,162	12.8%
Selling, general and administrative	115,725	119,881	(3.5)%	$325,903	$309,185	5.4%
Asset impairments	438	48,998	(99.1)%	$1,167	$62,985	(98.1)%
Operating income	$171,959	$97,254	76.8%	$513,104	$343,263	49.5%

Net income	$134,663	$74,910	79.8%	$403,054	$292,495	37.8%
Diluted weighted average common shares	38,912	38,720		38,936	38,607
Diluted earnings per common share	$3.46	$1.93	79.3%	$10.35	$7.58	36.5%
Revenues
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Revenues for the three months ended May 31, 2023 were $529.8 million, an increase of 8.4%. The increase in revenues was primarily driven by increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations. Revenues increased in all our segments, primarily from the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues were supported by higher sales in all three of our workflow solutions, Analytics & Trading, CTS and Research & Advisory. Organic revenues increased to $530.3 million for the three months ended May 31, 2023, an 8.5% increase over the prior year period. Refer to Part I, Item 2. Non-GAAP Financial Measures in the MD&A of this Quarterly Report on Form 10-Q for further discussion on organic revenues.
The growth in revenues of 8.4% was reflective of organic revenues growth of 8.5%, partially offset by a 0.1% decrease from foreign currency exchange rate fluctuations.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
Revenues for the nine months ended May 31, 2023 was $1,549.7 million, an increase of 15.3%. The increase in revenues was mainly due to increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations. Revenues increased in all our geographic segments, primarily from the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues were supported by higher sales in each of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS), followed by Research & Advisory and Analytics & Trading. Organic revenues increased to $1,459.7 million for the nine months ended May 31, 2023, an 8.6% increase over the prior year period.
The growth in revenues of 15.3% was reflective of organic revenue growth of 8.6% and a 7.1% increase primarily related to acquisition-related revenues, partially offset by a 0.4% decrease from foreign currency exchange rate fluctuations.

Revenues by Segment
The following table summarizes our revenues by segment for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Americas	$337,691	$309,740	9.0%	$992,179	$850,312	16.7%
% of revenues	63.8%	63.4%		64.0%	63.2%
EMEA	$137,973	$128,326	7.5%	$401,219	$357,920	12.1%
% of revenues	26.0%	26.3%		25.9%	26.6%
Asia Pacific	$54,147	$50,685	6.8%	$156,313	$136,363	14.6%
% of revenues	10.2%	10.3%		10.1%	10.2%
Consolidated	$529,811	$488,751	8.4%	$1,549,711	$1,344,595	15.3%
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Americas
Americas revenues increased 9.0% to $337.7 million during the three months ended May 31, 2023, compared with $309.7 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in Analytics & Trading and Research & Advisory. The growth in revenues of 9.0% was reflective of organic growth.

EMEA
EMEA revenues increased 7.5% to $138.0 million during the three months ended May 31, 2023, compared with $128.3 million from the same period a year ago. The increased revenues were driven by higher sales in all three of our workflow solutions, CTS, Analytics & Trading and Research & Advisory. The growth in revenues of 7.5% was reflective of organic growth.
Asia Pacific
Asia Pacific revenues increased 6.8% to $54.1 million during the three months ended May 31, 2023, compared with $50.7 million from the same period a year ago. The increased revenues were driven by higher sales in all three of our workflow solutions, Research & Advisory, Analytics & Trading and CTS. The growth in revenues of 6.8% was reflective of a 7.9% increase in organic revenues, partially offset by a 1.1% decrease driven by the effects of foreign currency exchange rate fluctuations.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
Americas
Revenues from the Americas increased 16.7% to $992.2 million during the nine months ended May 31, 2023, compared with $850.3 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS). The growth in revenues of 16.7% was reflective of an 8.3% increase in organic revenue growth and an 8.4% increase primarily due to the impact of acquisition-related revenues.
EMEA
Revenues from EMEA increased 12.1% to $401.2 million during the nine months ended May 31, 2023, compared with $357.9 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS). The growth in revenues of 12.1% was reflective of a 7.6% increase in organic revenue and a 5.2% increase primarily due to the impact of acquisition-related revenues, partially offset by a 0.7% decrease due to the effects of foreign currency exchange rate fluctuations.

Asia Pacific
Revenues from Asia Pacific increased 14.6% to $156.3 million during the nine months ended May 31, 2023, compared with $136.4 million from the same period a year ago. The increased revenues were driven by higher sales in all of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS). The growth in revenues of 14.6% was reflective of a 12.4% increase in organic revenues and a 4.5% increase from acquisition-related revenues, partially offset by a 2.3% decrease due to the effects of foreign currency exchange rate fluctuations.
Revenues by Workflow Solution
Three months ended May 31, 2023 compared with three months ended May 31, 2022
The growth in revenues of 8.4% for the three months ended May 31, 2023, compared with the same period a year ago, was due to higher revenues from each of our segments supported by increased revenues in all three of our workflow solutions, Analytics & Trading, CTS and Research & Advisory. The increase in revenues from Analytics & Trading was primarily due to increased demand for our portfolio analytics solutions, performance & reporting products, and portfolio & benchmark services. The increase in CTS revenues was mainly driven by increased sales of company data, including CGS related data licensing. The increase in Research & Advisory revenues was driven mainly by higher demand for our workstations.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
The growth in revenues of 15.3% for the nine months ended May 31, 2023, compared with the same period a year ago, was due to higher revenues from each of our segments supported by increased revenues from our workflow solutions, primarily from CTS and, to a lesser extent, Research & Advisory and Analytics & Trading. The increase in CTS revenues was driven mainly by CGS related data licensing and issuance revenues. The increase in Research & Advisory revenues was mainly due to higher demand for our workstations. The increase in revenues from Analytics & Trading was primarily due to increased demand for our performance & reporting products, portfolio analytics solutions and portfolio & benchmark services.
Operating Expenses
Principal Operating Expenses
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
We assign employee compensation costs between cost of services and SG&A based on the roles and activities associated with each employee. We categorize employees within the content collection, consulting, product development, software and systems engineering groups as cost of services personnel. Employees included in our sales department and those that serve in various other support departments, including marketing, finance, legal, human resources and administrative services, are classified as SG&A.
Asset impairments consist primarily of expenses recognized when the carrying amount of an asset exceeds its fair value.

The following table summarizes the components of our total operating expenses and operating margin for the periods presented:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,		% Change
(dollar amounts in thousands)	2023	2022	% Change	2023	2022
Cost of services	$241,689	$222,618	8.6%	$709,537	$629,162	12.8%
SG&A	115,725	119,881	(3.5)%	325,903	309,185	5.4%
Asset impairments	438	48,998	(99.1)%	1,167	62,985	(98.1)%
Total operating expenses	$357,852	$391,497	(8.6)%	$1,036,607	$1,001,332	3.5%

Operating income	$171,959	$97,254	76.8%	$513,104	$343,263	49.5%
Operating margin	32.5%	19.9%		33.1%	25.5%
Cost of Services
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Cost of services increased 8.6% to $241.7 million for the three months ended May 31, 2023, compared with $222.6 million for the same period a year ago, primarily due to an increase in employee compensation costs and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 45.6% for the three months ended May 31, 2023, an increase of 10 basis points over the prior year period. This increase was primarily due to higher computer-related expenses, partially offset by a decrease in data costs.
•Computer-related expenses increased 50 basis points due to an increase in licensed software arrangements, third-party software engineering support and higher amortization of capitalized internal-use software associated with our hosted solutions.
•Data costs decreased by 30 basis points due to revenue growth outpacing the increased cost of content.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
For the nine months ended May 31, 2023, cost of services increased 12.8% to $709.5 million compared with $629.2 million in the same period a year ago, primarily due to an increase in amortization of intangible assets, employee compensation costs, royalty fees related to our CGS acquisition and computer-related expenses.

Cost of services, when expressed as a percentage of revenues, was 45.8% for the nine months ended May 31, 2023, a decrease of 100 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation costs and data costs, partially offset by higher amortization of intangible assets, royalty fees and computer-related expenses.

•Employee compensation costs decreased 280 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs. This decrease was also driven by higher capitalization of compensation costs related to the development of our internal-use software and a one-time restructuring charge to drive organizational realignment incurred during the first quarter of fiscal 2022, partially offset by higher annual base salaries and variable compensation expense. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in cost of services of 1,191, with hiring focused mainly in lower cost locations.
•Data costs decreased 80 basis points mainly due to the release of certain accruals in the first quarter of fiscal 2023 related to the successful resolution of exchange audits that were recorded during the prior year period and revenue growth outpacing the increased cost of content.
•Amortization of intangible assets increased 120 basis points, mainly due to increased amortization related to acquired intangible assets, primarily from the CGS acquisition.
•Royalty fees increased cost of services 110 basis points due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased 50 basis points, primarily due to increased spend from our licensed software arrangements and cloud-based hosting services.

Selling, General and Administrative
Three months ended May 31, 2023 compared with three months ended May 31, 2022
SG&A expenses decreased 3.5% to $115.7 million for the three months ended May 31, 2023, compared with $119.9 million from the same period a year ago, primarily driven by a decrease in professional fees, partially offset by an increase in employee compensation costs.

SG&A expenses, when expressed as a percentage of revenues, were 21.8% for the three months ended May 31, 2023, a decrease of 270 basis points over the prior year period. This decrease was primarily due to lower professional fees, partially offset by an increase in bad debt expense and employee compensation costs.
•Professional fees decreased by 240 basis points primarily due to CGS acquisition costs incurred during the prior year period.
•Bad debt expense increased by 50 basis points primarily driven by our estimation of collectibility of outstanding receivables.
•Employee compensation costs increased by 30 basis points primarily due to higher annual base salaries and related employee benefit costs and, to a lesser extent, stock-based compensation expense, partially offset by a decrease in variable compensation expense. The increase in annual base salaries was driven primarily by annual merit increases and a net headcount increase in SG&A of 190.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
For the nine months ended May 31, 2023, SG&A expenses increased 5.4% to $325.9 million, compared with $309.2 million for the same period a year ago, primarily due to higher employee compensation costs and, to a lesser extent, an increase in travel and entertainment expenses, partially offset by a decrease in professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 21.0% for the nine months ended May 31, 2023, a decrease of 200 basis points over the prior year period. This decrease was primarily due to lower professional fees and occupancy costs, partially offset by an increase in travel and entertainment expenses.

•Professional fees decreased 140 basis points primarily due to CGS acquisition costs incurred during the prior year period.
•Occupancy costs decreased by 80 basis points mainly driven by impairment charges recognized during fiscal 2022 related to vacating leased office space, which reduces occupancy costs recorded over their respective remaining lease terms.
•Travel and entertainment expenses increased by 50 basis points as we resumed essential business travel and incurred non-compensatory employee-related costs related to return to office activities during the current year.
Asset Impairments
Asset impairments incurred during the three and nine months ended May 31, 2023 were $0.4 million and $1.2 million, respectively, and were $49.0 million and $63.0 million for the three and nine months ended May 31, 2022, respectively. The asset impairments recognized during the three and nine months ended May 31, 2022 included a respective $48.8 million and $62.2 million charge related to our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. We fully impaired our lease ROU assets for locations we vacated with no intention to sublease. For locations we intended to sublease, we recognized an impairment when the estimated fair value of the lease ROU asset was less than its carrying value. Substantially all the PPE associated with the vacated lease office space was fully impaired as there were no expected future cash flows for these items.
Operating Income and Operating Margin
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Operating income increased 76.8% to $172.0 million for the three months ended May 31, 2023, compared with $97.3 million in the prior year period. This increase was primarily driven by growth in revenues, asset impairment charges incurred during the prior year period and, to a lesser extent, a decrease in professional fees, partially offset by increased employee compensation costs. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $5.6 million for the three months ended May 31, 2023, compared with a decrease of $1.3 million during the three months ended May 31, 2022.

Operating margin increased to 32.5% during the three months ended May 31, 2023, compared with 19.9% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenue, asset impairment charges incurred during the prior year period and decreases in professional fees and data costs, partially offset by higher computer-related expenses, bad debt expense and employee compensation costs.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
Operating income increased 49.5% to $513.1 million for the nine months ended May 31, 2023, compared with $343.3 million in the prior year period. Operating income increased primarily due to growth in revenues and, to a lesser extent, asset impairment charges recognized in the prior year period, followed by a decrease in professional fees. These increases in operating income were partially offset by higher employee compensation costs, amortization of intangible assets, royalty fees and computer-related expenses. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $21.9 million for the nine months ended May 31, 2023, compared with a decrease of $6.7 million during the nine months ended May 31, 2022.
Operating margin increased to 33.1% for the nine months ended May 31, 2023, compared with 25.5% in the prior year period. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenue, asset impairment charges incurred during the prior year period and, to a lesser extent, decreases in employee compensation costs and professional fees, partially offset by higher amortization of intangible assets and royalty fees.
Operating Income by Segment
Our internal financial reporting structure is based on three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information in the Notes of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Americas	$79,005	$11,212	604.6%	$207,717	$115,613	79.7%
EMEA	58,607	53,228	10.1%	194,870	139,826	39.4%
Asia Pacific	34,347	32,814	4.7%	110,517	87,824	25.8%
Total Operating Income	$171,959	$97,254	76.8%	$513,104	$343,263	49.5%
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Americas
Americas operating income increased 604.6% to $79.0 million during the three months ended May 31, 2023, compared with $11.2 million in the same period a year ago. This increase was primarily due to asset impairment charges recorded in the prior year period, growth in revenues of 9.0% and, to a lesser extent, a decrease in professional fees, partially offset by increases in employee compensation costs and computer-related expenses.
•The impairment charges recorded in the prior year period were mainly related to our lease ROU assets and PPE associated with vacating certain leased office space.
•Professional fees decreased primarily driven by costs related to the acquisition of CGS incurred during the prior year period.
•Employee compensation costs increased primarily due to an increase in annual base salary and related payroll taxes and, to a lesser extent, an increase in stock-compensation expense, partially offset by a decrease in variable compensation and higher capitalization of compensation costs related to the development of our internal-use software. The increase in annual base salary was primarily driven by annual merit increases and a net headcount increase of 256.
•Computer-related expenses increased primarily due to higher spending for licensed software arrangements and third-party software engineering support.
EMEA
EMEA operating income increased 10.1% to $58.6 million during the three months ended May 31, 2023, compared with $53.2 million in the same period a year ago. This increase was primarily due to growth in revenues of 7.5% and asset impairment charges recorded in the prior year period, partially offset by an increase in employee compensation costs. The prior year impairment charges were mainly related to our lease ROU assets and PPE associated with vacating certain leased office space.

Employee compensation costs increased primarily due to an increase in annual base salary, due mainly to annual merit increases and a net headcount increase of 98, as well as higher variable compensation.
Asia Pacific
Asia Pacific operating income increased 4.7% to $34.3 million during the three months ended May 31, 2023, compared with $32.8 million from the prior year. This increase was mainly due to growth in revenues of 6.8%, partially offset by higher employee compensation costs and, to a lesser extent, travel expenses. Employee compensation costs increased primarily due to higher annual base salary, mainly driven by annual merit increases and a net increase in employee headcount of 1,027 and, to a lesser extent, higher variable compensation. Travel expenses increased as we incurred non-compensatory employee-related costs associated with return to office activities during the current year.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
Americas
Americas operating income increased 79.7% to $207.7 million during the nine months ended May 31, 2023, compared with $115.6 million in the same period a year ago. This increase was primarily due to growth in revenues of 16.7%, asset impairment charges recorded in the prior year period and, to a lesser extent, a decrease in professional fees. These increases in operating income were partially offset by higher amortization of intangible assets, employee compensation costs, royalty fees and computer-related expenses.
•The impairment charges recorded in the prior year period were mainly related to our lease ROU assets and PPE associated with vacating certain leased office space.
•Professional fees decreased primarily driven by costs related to the acquisition of CGS incurred during the prior year period.
•Amortization of intangible assets primarily increased due to amortization related to acquired intangible assets, mainly from the CGS acquisition.
•Employee compensation costs were higher mainly due to an increase in annual base salary, primarily driven by annual merit increases and a net increase in employee headcount of 256, partially offset by an increase in capitalized compensation costs related to the development of internal-use software.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS.
•Computer-related expenses increased primarily due to higher spend related to licensed software arrangements and our cloud-based hosting services.
EMEA
EMEA operating income increased 39.4% to $194.9 million during the nine months ended May 31, 2023, compared with $139.8 million in the same period a year ago. This increase was primarily due to growth in revenues of 12.1%, a decrease in data costs, asset impairment charges recorded in the prior year period and a decrease in amortization of intangible assets, partially offset by an increase in employee compensation costs.

•Data costs decreased due to the release of certain accruals during the first quarter of fiscal 2023 which related to the successful resolution of exchange audits that were recorded during the prior year period and revenue growth outpacing the increased cost of content.
•The impairment charges recorded in the prior year period were mainly related to our lease ROU assets and PPE associated with vacating certain leased office space.
•Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during the third quarter of fiscal 2022.
•Employee compensation costs increased primarily due to an increase in variable compensation and higher annual base salary costs driven mainly by annual merit increases and a net headcount increase of 98, partially offset by a one-time restructuring charge recorded during the prior year period to drive organization realignment.
Asia Pacific
Asia Pacific operating income increased 25.8% to $110.5 million during the nine months ended May 31, 2023, compared with $87.8 million in the same period a year ago. This increase was mainly due to growth in revenues of 14.6%, partially offset by an increase in employee compensation costs and, to a lesser extent, travel expenses. Employee compensation costs increased primarily due to higher annual base salary, driven mainly by annual merit increases and a net headcount increase of 1,027. Travel expenses increased as we incurred non-compensatory employee-related costs associated with return to office activities during the current year.

Income Taxes
The provision for income taxes and the effective tax rate is as follows:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands)	2023	2022	% Change	2023	2022	% Change
Income before income taxes	$161,998	$85,280	90.0%	$476,645	$327,166	45.7%
Provision for income taxes	$27,335	$10,370	163.6%	$73,591	$34,671	112.3%
Effective tax rate	16.9%	12.2%	38.8%	15.4%	10.6%	45.7%
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
Our effective tax rate for all periods presented above was lower than the applicable U.S. corporate income tax rate mainly due to research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from discrete items, partially offset by our net state taxes.
Our effective tax rate during the three and nine months ended May 31, 2023 was higher than the rate during the respective prior year periods due mainly to a decrease in the impact of tax attributes on the effective tax rate as a result of an increase in income, a lower net tax benefit from discrete items driven mainly by a reduction in the exercise of stock options, as well as an increase in the U.K.'s enacted tax rates.
Net Income and Diluted Earnings per Share

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Net income	$134,663	$74,910	79.8%	$403,054	$292,495	37.8%
Diluted weighted average common shares	38,912	38,720	0.5%	38,936	38,607	0.9%
Diluted earnings per common share	$3.46	$1.93	79.3%	$10.35	$7.58	36.5%
Three months ended May 31, 2023 compared with three months ended May 31, 2022
Net income increased 79.8% to $134.7 million and EPS increased 79.3% to $3.46 for the three months ended May 31, 2023, compared with the same period a year ago. Net income and EPS increased primarily due to higher operating income, partially offset by an increase in the provision for income taxes, compared with the prior year period.
Nine months ended May 31, 2023 compared with nine months ended May 31, 2022
Net income increased 37.8% to $403.1 million and EPS increased 36.5% to $10.35 for the nine months ended May 31, 2023, compared with the same period a year ago. Net income and EPS increased primarily due to higher operating income, partially offset by an increase in the provision for income taxes and an increase in interest expense as a result of higher outstanding debt, compared with the prior year period.
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
Adjusted revenues exclude the impact of the fair value of deferred revenues acquired in a business combination. Organic revenues further excludes both acquisition-related revenues recognized in any current year quarters in which the comparable prior year period predated the acquisition(s) and foreign currency movements in all periods presented.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues.

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2023	2022		2023	2022
Revenues	$529,811	$488,751	8.4%	$1,549,711	$1,344,595	15.3%
Deferred revenues fair value adjustment(1)	—	1		—	25
Adjusted revenues	$529,811	$488,752	8.4%	$1,549,711	$1,344,620	15.3%
Acquired revenues(2)	—	—		(95,825)	—
Currency impact(3)	510	—		5,842	—
Organic revenues	$530,321	$488,752	8.5%	$1,459,728	$1,344,620	8.6%
(1) Reflects the amortization effect of any purchase accounting adjustments related to the fair value of acquired deferred revenues for acquisitions prior to fiscal 2022. Acquisitions thereafter do not include this adjustment in accordance with our adoption of ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).
(2) Removes acquisition-related revenues recognized in any fiscal 2023 quarters in which the comparable prior year period predated the acquisition(s).
(3) The impact from foreign currency movements year over year.
The table below provides an unaudited reconciliation of operating income, operating margin, net income and EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and EPS. Adjusted operating income and margin, adjusted net income, and adjusted EPS exclude intangible asset amortization, the impact of the fair value of deferred revenues acquired in a business combination and non-recurring items. EBITDA excludes interest expense, provision for income taxes and depreciation and amortization expense, while Adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands, except per share data)	2023	2022	% Change	2023	2022	% Change
Operating income	$171,959	$97,254	76.8%	$513,104	$343,263	49.5%
Deferred revenues fair value adjustment	—	1		—	25
Intangible asset amortization	17,655	18,548		53,372	30,891
Restructuring / severance	1,318	1,079		1,751	10,307
Real estate charges(1)	—	48,797		—	62,226
Business acquisition / integration costs(2)	—	12,408		6,828	17,456
Transformation costs (3)	—	979		—	2,747
Adjusted operating income	$190,932	$179,066	6.6%	$575,055	$466,915	23.2%
Operating margin	32.5%	19.9%		33.1%	25.5%
Adjusted operating margin(4)	36.0%	36.6%		37.1%	34.7%

Net income	$134,663	$74,910	79.8%	$403,054	$292,495	37.8%
Deferred revenues fair value adjustment	—	1		—	22
Intangible asset amortization	14,406	16,184		44,729	27,336
Restructuring / severance	1,075	941		1,468	9,121
Real estate charges(1)	—	42,577		—	55,068
Business acquisition / integration costs(2)	—	10,827		5,723	15,448
Transformation costs(3)	—	854		—	2,432
Income tax items	(2,477)	(500)		(4,029)	(2,965)
Adjusted net income(5)	$147,667	$145,794	1.3%	$450,945	$398,957	13.0%
Net income	$134,663	$74,910	79.8%	$403,054	$292,495	37.8%
Interest expense	16,354	16,184		49,628	20,118
Income taxes	27,335	10,370		73,591	34,671
Depreciation and amortization expense	26,473	27,349		78,681	60,176
EBITDA	$204,825	$128,813	59.0%	$604,954	$407,460	48.5%
Non-cash severance	459	—		459	—
Real estate charges	—	48,797		—	62,226
Adjusted EBITDA	$205,284	$177,610	15.6%	$605,413	$469,686	28.9%
Diluted earnings per common share	$3.46	$1.93	79.3%	$10.35	$7.58	36.5%
Deferred revenues fair value adjustment	—	0.00		—	0.00
Intangible asset amortization	0.36	0.42		1.14	0.71
Restructuring / severance	0.03	0.02		0.04	0.24
Real estate charges(1)	—	1.10		—	1.43
Business acquisition / integration costs(2)	—	0.28		0.15	0.40
Transformation costs(3)	—	0.02		—	0.06
Income tax items	(0.06)	(0.01)		(0.10)	(0.08)
Adjusted diluted earnings per common share(5)	$3.79	$3.76	0.8%	$11.58	$10.34	12.0%
Weighted average common shares (Diluted)	38,912	38,720		38,936	38,607
(1)Related to impairment charges of our lease ROU assets and PPE associated with vacating certain leased office space.
(2)Related to acquisition/integration costs of the CGS acquisition.
(3)Primarily related to professional fees associated with our ongoing multi-year investment plan.
(4)Adjusted operating margin is calculated as Adjusted operating income divided by Adjusted revenues as shown in the revenues reconciliation table above.

(5)For purposes of calculating Adjusted net income and Adjusted EPS, the three months ended May 31, 2023 and May 31, 2022 were taxed at an adjusted tax rate of 18.4% and 12.7%, respectively. The nine months ended May 31, 2023 and May 31, 2022 were taxed at an adjusted tax rate of 16.2% and 11.5%, respectively.
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through May 31, 2023. During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and nine months ended May 31, 2023, we repaid $62.5 million and $312.5 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $275.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $562.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $512.5 million.
As of May 31, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through May 31, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 4.00 to 1.00 as of May 31, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of May 31, 2023.

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
Uses of Liquidity
Returning Value to Shareholders
During the nine months ended May 31, 2023 and May 31, 2022, we returned to our shareholders $168.5 million and $111.0 million in the form of share repurchases and dividends, respectively. Over the last 12 months, we returned $202.1 million to our shareholders in the form of share repurchases and dividends.
Dividends
In the third quarter of fiscal 2023, our Board of Directors approved a 10% increase in the regular quarterly dividend from $0.89 to $0.98 per share. Fiscal 2023 marks 24 consecutive fiscal years of dividend increases, highlighting our continued commitment to returning value to stockholders. During the nine months ended May 31, 2023 and May 31, 2022, we paid dividends of $101.4 million and $92.3 million, respectively. Future dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. We had suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards, to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023 and for the three months ended May 31, 2023, we repurchased 165,950 shares for $67.1 million. We did not repurchase any shares of our common stock during the three months ended May 31, 2022. For the nine months ended May 31, 2023 and May 31, 2022, we repurchased 165,950 shares for $67.1 million and 46,200 shares for $18.6 million, respectively.

There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of May 31, 2023, $114.2 million remained authorized for future share repurchases under our share repurchase program through August 31, 2023. On June 20, 2023, our Board of Directors authorized up to $300 million for share repurchases on or after September 1, 2023.
Capital Expenditures
For the nine months ended May 31, 2023, capital expenditures increased by 70.9% to $61.4 million, compared with $36.0 million during the same period a year ago. This increase was primarily due to higher expenditures related to the development of capitalized internal-use software and investments in network-related equipment and laptops.
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
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt Software, Inc. ("Cobalt") for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt was a leading portfolio monitoring solutions provider for the private capital industry. This acquisition advances our strategy to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and expands our private markets offering.
Refer to Note 6, Acquisitions, in the Notes of this Quarterly Report on Form 10-Q for further discussion of the CGS and Cobalt acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. Our total purchase obligations as of August 31, 2022 primarily related to hosting services and acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our technology investments related to our hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients and our commitments to third-party software providers mainly include internal-use software licenses.
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
Summary of Cash Flows
As of May 31, 2023, Cash and cash equivalents were $486.6 million, compared with $527.0 million as of May 31, 2022. Our cash and cash equivalents are held in numerous locations throughout the world, with $214.6 million in EMEA (predominantly in the U.K.), $167.6 million in the Americas and the remaining $104.4 million in Asia Pacific (predominantly in India and the Philippines) as of May 31, 2023. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.

The table below, for the periods indicated, provides selected cash flow information:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2023	2022	% Change
Net cash provided by operating activities	$489,903	$386,924	26.6%
Net cash provided by (used in) investing activities	(72,310)	(2,018,269)	(96.4)%
Net cash provided by (used in) financing activities	(437,357)	1,488,556	(129.4)%
Effect of exchange rate changes on cash and cash equivalents	3,118	(12,110)	(125.7)%
Net increase (decrease) in cash and cash equivalents	$(16,646)	$(154,899)	(89.3)%
Operating
For the nine months ended May 31, 2023, net cash provided by operating activities was $489.9 million, which included net income of $403.1 million, non-cash charges of $140.7 million and a net cash outflow of $53.9 million to support our working capital requirements. The non-cash charges were primarily driven by $78.7 million of depreciation and amortization, $44.4 million of stock-based compensation expense and $29.2 million from amortization of lease ROU assets. The change in our working capital was primarily driven by a cash outflow related to our variable compensation payment earned in the prior year, higher accounts receivable due to increased sales and an increase in days sales outstanding and cash outflows for lease payments.
For the nine months ended May 31, 2022, net cash provided by operating activities was $386.9 million, which consisted of net income of $292.5 million, non-cash charges of $191.2 million and a net cash outflow of $96.8 million to support our working capital requirements. The non-cash charges were primarily driven by $63.0 million of asset impairment charges, $60.2 million of depreciation and amortization, $40.6 million of stock-based compensation expense and $32.9 million from amortization of lease ROU assets. The change in our working capital was primarily driven by higher accounts receivable due to an increase in sales and an increase in days sales outstanding, cash outflows for lease payments and a cash outflow related to our variable compensation payment earned in the prior year.
Investing
For the nine months ended May 31, 2023, net cash used in investing activities was $72.3 million. The cash used in investing activities was primarily related to capital expenditures of $61.4 million mainly due to capitalization of compensation costs related to the development of capitalized internal-use software and investments in network-related equipment and laptops.
For the nine months ended May 31, 2022, net cash used in investing activities was $2,018.3 million. The cash used in investing activities was due to the purchases of CGS for $1.932 billion, inclusive of working capital adjustments and Cobalt for $50.0 million.
Financing
For the nine months ended May 31, 2023, net cash used in financing activities was $437.4 million, consisting mainly of $312.5 million related to the partial repayment of the 2022 Term Facility, $101.4 million of dividend payments and $67.1 million of share repurchases, partially offset by $55.9 million of proceeds from employee stock plans.
For the nine months ended May 31, 2022, net cash provided by financing activities was $1,488.6 million, consisting mainly of $2,238.4 million proceeds received from the 2022 Credit Facilities and Senior Notes and $74.2 million of proceeds from employee stock plans, partially offset by $700.0 million primarily related to the repayment and termination of the 2019 Credit Agreement and, to a lesser extent, the partial prepayment of the 2022 Term Facility, $92.3 million of dividend payments and $18.6 million of share repurchases.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of PPE and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to shareholders, investing in our business, making strategic acquisitions and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2023	2022	Change
Net cash provided by operating activities	$489,903	$386,924	$102,979
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(61,421)	(35,950)	(25,471)
Free cash flow	$428,482	$350,974	$77,508
We generated free cash flow of $428.5 million during the nine months ended May 31, 2023, an increase of $77.5 million compared with the same period a year ago. This change reflects a $103.0 million increase in cash provided by operating activities, mainly due to higher net income and lower working capital requirements, partially offset by a $25.5 million increase in purchases of PPE and capitalized internal-use software, primarily driven by higher capitalized costs related to internal-use software and investments in network-related equipment and laptops.
Off-Balance Sheet Arrangements
As of May 31, 2023 and August 31, 2022, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. For the respective periods, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of May 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our exposures related to our primary currencies of the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected operating expenses, denominated in our primary foreign currencies, over their respective hedge periods, ranging from the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024.
The following table summarizes the gross notional value of foreign currency forward contracts to purchase the British Pound Sterling, Euro, Indian Rupee and Philippine Peso with U.S. dollars:

	May 31, 2023			August 31, 2022
(in thousands)	Local Currency		USD	Local Currency		USD
British Pound Sterling		£45,600	$55,367		£44,200	$55,567
Euro		€38,700	41,612		€37,500	40,679
Indian Rupee	Rs	3,219,297	38,700	Rs	2,667,928	33,600
Philippine Peso	₱	1,857,009	33,000	₱	1,462,060	27,000
Total			$168,679			$156,846
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
We describe our significant accounting policies in Note 2, Significant Accounting Policies in the Notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the nine months ended May 31, 2023.
We disclosed our critical accounting estimates in Part II, Item 7 Critical Accounting Estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. There were no significant changes in our critical accounting estimates during the nine months ended May 31, 2023.
New Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, in the Notes of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including their expected dates of adoption, which we include herein by reference.
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
Foreign Currency Transaction Risk
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of May 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our exposures related to our primary currencies of the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected operating expenses, denominated in our primary foreign currencies, over their respective hedge periods, ranging from the fourth quarter of fiscal 2023 through the third quarter of fiscal 2024. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") and subsequently reclassified into operating expenses when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income and the impact of foreign currency exchange rate fluctuations, net of hedge activity, to operating income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Foreign currency forward contracts gain (loss) reclassified from AOCL into income	$(230)	$(2,635)	$(5,474)	$(4,098)
Foreign currency exchange rate fluctuations increase (decrease) to operating income(1)	$5,608	$(1,258)	$21,907	$(6,692)
(1)Impact to operating income is net of hedge activity.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of May 31, 2023, relative to the other foreign currencies in which we transact. Based on the financial results for the nine months ended May 31, 2023, the fair value of our outstanding forward contracts would have increased by $16.6 million and our operating income, excluding these forward contracts, would have decreased by $32.3 million. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.

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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2023	2022	2023	2022
Foreign currency translation adjustment gains (losses)	$4,943	$(22,096)	$16,782	$(43,792)
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of May 31, 2023, we had Cash and cash equivalents of $486.6 million and Investments of $32.2 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds, and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Significant Accounting Policies in the Notes included in Item 8. of our Annual Report on Form 10-K for more information on our cash and cash equivalents.
Debt
2022 Credit Agreement
As of May 31, 2023, our outstanding variable interest rate debt included $437.5 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. During the nine months ended May 31, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the date of borrowing through May 31, 2023.
The variable rate of interest on our debt creates exposure to interest rate volatility due to changes in SOFR. To mitigate this exposure, on March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%, to maintain an intended fixed to floating interest rate ratio. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. As of May 31, 2023, the notional amount of the 2022 Swap Agreement was $300.0 million, maturing on February 28, 2024.
Our exposure is limited to fluctuations in SOFR on our borrowings from the 2022 Credit Facilities in excess of amounts that are not hedged, or $387.5 million of our outstanding principal balance. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would create an exposure of $1.0 million to our annual interest expense.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended May 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
March 2023	—	$—	—	$181,254
April 2023	70,750	$413.09	70,750	$152,029
May 2023	96,439	$397.76	95,200	$114,163
Total	167,189		165,950
(1)Includes 165,950 shares purchased under the existing stock repurchase program, as well as 1,239 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)As of May 31, 2023, a total of $114.2 million remained authorized for future share repurchases under our existing share repurchase program through August 31, 2023. Repurchases may be made from time to time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Liquidity and Capital Resources in the MD&A of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 3, 2023	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)