Form 10-K
period 2023-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2023-10-27
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicated by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $15,868,442,481.
As of October 20, 2023, there were 37,988,456 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2023.

FACTSET RESEARCH SYSTEMS INC.
FORM 10-K
For The Fiscal Year Ended August 31, 2023

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

Part I
ITEM 1. BUSINESS
Business Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible products that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2023, we had nearly 8,000 clients comprised of almost 190,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity & venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. Our platform and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. For each of our segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS"). CGS operates as part of CTS.
Corporate History
FactSet was founded in 1978 and has been publicly traded since June 1996. We are dual-listed on the New York Stock Exchange ("NYSE") and the NASDAQ Stock Market ("NASDAQ") under the symbol "FDS". FactSet has been a member of the S&P 500 since December 2021.
Business Strategy
Our strategy is to build the leading open content and analytics platform and powerful enterprise solutions that deliver a differentiated advantage for our clients’ success. By offering personalized digital products, we strive to be a trusted partner and service provider, delivering relevant insights and research ideas tailored to our clients' specific business models.
To execute our strategy, we have outlined the following key initiatives:
•Expanding our Digital Platform: We are scaling up our content refinery to provide a comprehensive inventory of industry, proprietary and third-party data. This includes granular data for key industry verticals, real-time data, fund data and sustainable finance. Through an open ecosystem of cloud-based data and analytics, we aim to offer flexible solutions and content accessible through various delivery methods. In addition, we are working to expand our use of artificial intelligence to drive efficiencies for our clients, with anticipated initiatives including automation of tasks and integration of natural language queries. We believe that our breadth of high-quality, connected content will be a critical raw material for large language models.
•Ensuring Execution Excellence: Innovation and collaboration are at the core of our approach. We employ technology to accelerate content collection, data connectivity and the development of summaries and themes. Our sales force is committed to enhancing price realization, productivity, efficiency and improved client outcomes. We are also optimizing operations and managing expenses to improve returns on our investments.

•Fostering a Growth Mindset: We prioritize recruiting, training and empowering a diverse and efficient workforce. We are driving sustainable growth by investing in talent that can create leading technological solutions and efficiently execute our strategy. Additionally, strategic partnerships and acquisitions help to accelerate our expansion in key areas.
We are focused on growing our global business through three strategically aligned geographic segments: the Americas, EMEA and Asia Pacific. This approach allows us to better manage resources, target solutions and interact with clients effectively. We executed on our growth strategy during fiscal 2023 by offering data, products and analytical applications for three workflow solutions: Research & Advisory; Analytics & Trading; and CTS.
Research & Advisory
Research & Advisory delivers essential content and workflow solutions in one flexible platform for investment bankers, wealth advisors, buy and sell-side analysts, corporate users, portfolio managers and investment relationship professionals. Our workstation, advisor dashboard, research management solutions ("RMS"), and FactSet for client relationship management ("CRM") enable our clients to personalize and automate their workflows. These tools provide insight and efficiency for idea generation, company and market analysis, fundamental research, presentation building and distribution, and research management. Our Research & Advisory solutions also offer global coverage, deep history, and transparency through proprietary and third-party sourced databases. These solutions provide deep company and sector-specific analyses, spanning the public and private markets. Our solutions easily integrate with our clients’ technology, offering additional flexibility through mobile, API, data feeds and web-based components. Our RMS and advisory solutions also enable our wealth clients to provide market-leading support for their businesses, including home office, advisory, and client engagement work.
Analytics & Trading
Analytics & Trading offers comprehensive solutions to institutional asset managers and asset owners across the investment portfolio life cycle. Our front office tools connect fundamental and quantitative research, portfolio construction, order management and trade execution. These outputs seamlessly integrate with advanced middle office workflows, including portfolio attribution, performance measurement, risk management, and reporting. Our flexible and open framework supports both proprietary and third-party models, connected data, analytics and reporting. Whether deployed as a multi-asset class enterprise system or individual workflow components, our platform and APIs meet the diverse needs of multi-asset class investing. Additionally, our tools can integrate client holdings data with global market data to power our investment portfolio life cycle workflows.
CTS
CTS focuses on delivering data directly to our clients by leveraging our core content and technology. Clients can seamlessly discover, explore, and access organized and connected content via multiple delivery channels. Whether a client needs market data, company data, alternative data, customized client facing digital solutions or data elements uniquely identifying financial instruments, we provide structured data through a variety of technologies, including APIs and cloud infrastructures. Through our data management solutions ("DMS"), we provide entity mapping and integration of client data. Our symbology links and aggregates a diverse set of content sources to ensure consistency, transparency, and data integrity. We empower our clients to centralize, integrate, and analyze disparate data sources for faster and more cost-effective decision making. Given this integration capability, our clients can then choose their preferred cloud infrastructure, industry standard databases, programming languages and data visualization tools. Through CGS, we are also the exclusive issuer of the Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally, acting as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 30 other countries.
Revised Organizational Approach
We have a long-term view of our business and are committed to investing for growth and efficiency. Starting September 1, 2023, the beginning of our fiscal 2024 year, we revised our internal organization by firm type to better align with our clients, as follows:
•Analytics & Trading will become "Institutional Buyside," focusing on asset managers, asset owners, and hedge fund companies.
•Research & Advisory will become two groups:
◦"Dealmakers," focusing on banking and sell-side research, corporate, and private equity and venture capital workflows; and

◦"Wealth," focusing on wealth management workflows.
•We will discuss the results of our Partnerships and CGS groups in combination. Partnerships delivers solutions primarily to content providers, financial exchanges, and rating agencies, while CGS is the exclusive issuer of CUSIP and CINS identifiers globally.
•The activities of CTS will be reassigned to Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.
This realignment of firm types is not expected to impact our segment reporting for fiscal 2024.
Institutional Buyside
Institutional Buyside offers multi-asset class solutions to global asset managers, asset owners and hedge fund professionals across the investment portfolio life cycle. It includes workflows for research analysts, portfolio managers, and traders in the front office, as well as performance analysts, risk managers, and client service and marketing professionals in the middle office. Our front office on-platform solutions are designed for portfolio construction, research management, order management, and trade execution capabilities. Our middle office on-platform solutions are designed for performance measurement, attribution, risk management, and reporting capabilities. In addition to our platform offerings, we offer comprehensive off-platform content and technology solutions including data feeds, APIs, and programmatic access for clients to engage with us in the environment best suited to them.
Dealmakers
Dealmakers delivers content and workflow solutions in a flexible platform for investment bankers, sell-side research analysts, corporate users, private equity and venture capital professionals and investment relationship managers. We provide comprehensive solutions to our clients including workstations, data feeds, APIs, proprietary and third-party content, and productivity tools for Microsoft® Office. We also deliver firm-type tailored solutions for CRM and RMS for research authoring and publishing. These open and flexible products enable our clients to personalize and automate their workflows and to easily integrate them with their own technology. These tools are used to monitor investments, generate ideas, analyze companies and markets, perform fundamental research, and build and distribute presentations. Our Dealmakers solutions also offer global coverage of public and private markets, deep history, and transparency through proprietary and third-party sourced databases.
Wealth
Wealth delivers comprehensive solutions to wealth management clients including our web-based workstation, advisor dashboards, data feeds, APIs, proprietary and third-party content, and productivity tools for Microsoft® Office. It also provides RMS for research authoring and publishing. Our Wealth solution enables our clients to easily integrate our products into their CRM software and internally developed applications. Wealth clients use our advisory tools to provide market-leading support for their businesses, including home office, advisory, and client engagement work. We continue to focus on expanding our content and increasing workflow efficiency for wealth-management firms.
Partnerships and CGS
Partnerships delivers solutions including off-platforms (feeds, APIs), workstations, and digital or analytics solutions to other firms in the financial services ecosystem including content providers, financial exchanges and rating agencies. CGS is the exclusive issuer of CUSIP and CINS identifiers globally. CGS also acts as the official numbering agency for ISIN identifiers in the United States and as a substitute ISIN agency for more than 30 other countries. The results of Partnerships and CGS will be discussed together.
FactSet Clients
Buy-side
Buy-side clients continue to shift toward multi-asset class investment strategies, where we are well-positioned to be a partner of choice. We are able to compete for greater market share given our ability to provide enterprise-wide solutions to our clients by leveraging their portfolio data for multiple asset classes. Buy-side clients primarily include asset managers, wealth managers, asset owners, partners, hedge funds and corporate firms. These clients access our multi-asset class tools through our workstations, analytics & trading tools, proprietary and third-party content, data feeds, APIs and portfolio services.

The buy-side organic annual subscription value ("Organic ASV") annual growth rate as of August 31, 2023 was 6.9%. Buy-side clients accounted for 82% of our organic ASV as of August 31, 2023. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value ("ASV"), of this Annual Report on Form 10-K for the definition of Organic ASV.
Sell-side
We deliver comprehensive solutions to sell-side clients including workstation, data feeds, APIs, proprietary and third-party content, productivity tools for Microsoft® Office, web and mobile, and RMS for research authoring and publishing. Our focus remains on expanding the depth of content offered and increasing workflow efficiency for sell-side firms. These firms primarily include broker-dealers, banking & advisory and private equity & venture capital firms.
The sell-side Organic ASV annual growth rate as of August 31, 2023 was 9.3%. Sell-side clients accounted for 18% of our organic ASV as of August 31, 2023.
Client and User Additions
Our total client count as of August 31, 2023 was 7,921, representing a net increase of 5.1%, or 383 clients compared to the prior year, mainly due to an increase in corporate clients, wealth management clients and partners. Our client count includes clients with ASV of $10,000 and above.
As of August 31, 2023, there were 189,972 professionals using FactSet, representing a net increase of 5.6%, or 9,990 users compared to the prior year, mainly driven by an increase from our wealth management firms and sell-side users from our banking clients.
Annual ASV retention was greater than 95% for the year ended August 31, 2023 and August 31, 2022. When expressed as a percentage of clients, annual retention was approximately 91% for the year ended August 31, 2023, compared with approximately 92% for the year ended August 31, 2022.
Financial Information on Geographic Areas
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may recognize revenues and incur expenses, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our Chief Executive Officer functions as our CODM.
We have three operating segments: Americas, EMEA and Asia Pacific. This is how we and our CODM manage our business and the geographic markets in which we operate. These operating segments are consistent with our reportable segments.
The Americas segment serves clients in North, Central and South America. In the Americas, we have offices in 12 states in the United States ("U.S."), including our corporate headquarters in Norwalk, Connecticut. We also have offices in both Brazil and Canada. The EMEA segment serves clients in Europe, the Middle East and Africa via offices in Bulgaria, England, France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Sweden and the United Arab Emirates. The Asia Pacific segment serves clients in Asia and Australasia via office locations in Australia, China, Hong Kong Special Administrative Region ("SAR") of China, India, Japan, the Philippines and Singapore. These offices exclude any leases that we have fully vacated in advance of their originally scheduled lease term.
Segment revenues reflect client sales based on geographic location. Each segment records expenses related to its individual operations with the exception of data center expenditures, third-party data costs and corporate headquarters charges. These expenses are recorded in the Americas and are not allocated to the other segments. The expenses incurred at our content collection centers, located in India, the Philippines and Latvia, are allocated to each segment based on their respective percentage of revenues.

The following table reflects the Revenues and Operating income of our segments:

	Revenues			Operating Income
	Years ended August 31,			Years ended August 31,
(in thousands)	2023	2022	2021	2023	2022	2021
Americas	$1,335,484	$1,173,946	$1,008,046	$239,438	$159,140	$218,180
EMEA	539,843	484,279	427,700	243,028	196,231	159,704
Asia Pacific	210,181	185,667	155,699	146,741	120,111	96,157
Total	$2,085,508	$1,843,892	$1,591,445	$629,207	$475,482	$474,041
Refer to Note 18, Segment Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for additional segment information.
Organic ASV plus Professional Services Growth
As of August 31, 2023, our Organic ASV plus Professional Services totaled $2.2 billion, up 7.1% compared with August 31, 2022. The increase in Organic ASV plus Professional Services was primarily driven by higher Organic ASV in all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics & Trading, followed by CTS and Research & Advisory. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value ("ASV"), of this Annual Report on Form 10-K for the definitions of Organic ASV and Organic ASV plus Professional Services.
The following chart provides a snapshot of our historic Organic ASV plus Professional Services growth:
(in millions)
Human Capital Management
Our employees are key to our success and enable us to execute at a high level. We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our continued focus on our employees helps us to provide high quality insights and service to our clients.

Who We Are
As of August 31, 2023, we had 34 offices in 19 countries with 12,237 employees, representing an increase of 9.2% compared with August 31, 2022. Of our total employees, 8,322 (68%) were located in Asia Pacific, 2,487 (20%) in the Americas and 1,428 (12%) in EMEA. We continue to invest in our centers of excellence ("COEs"), which accounted for approximately 67% of our employees, by expanding our talent pool primarily in India and the Philippines. Functionally, as of August 31, 2023, 47% of our employees were in Content Operations, 28% were in Technology & Product Development, 21% were in Sales and Client Solutions and 4% were in Corporate Support. As of August 31, 2023, 447 of our employees were represented by mandatory works councils in our French and German subsidiaries and 24 of our employees were represented by collective bargaining agreements in the United States.
Employee Engagement
We conduct an annual, anonymous and confidential global employee engagement survey administered by a third-party to capture our employees’ feedback on a range of topics. The survey's scores and comments provide insight on appropriate actions to improve our employees’ experience and overall effectiveness. Aggregated survey results are reviewed by senior leadership and direct managers to identify areas of focus and to create improvement plans. We share survey results with employees to highlight strengths as well as opportunities for positive change. In our fiscal 2023 employee engagement survey, we achieved a 90% response rate. The majority of our employees indicated that they feel they are treated fairly regardless of diversity characteristics, are comfortable being their authentic selves at work, believe that FactSet has a great culture and understand how their work contributes to the Company’s success. In all areas, our scores either remained the same or increased from the previous year's survey and our overall survey engagement score was the highest since the survey began.
Diversity, Equity & Inclusion
As part of our core values and our efforts to attract and retain top talent, we are committed to building a globally diverse, equitable and inclusive workplace. Diversity, Equity, and Inclusion (“DE&I”) at FactSet is supported by our DE&I Council, comprised of executive leaders and chaired by our CEO, Phil Snow. An important component of our DE&I strategy is our Business Resource Groups (“BRGs”), which help create an inclusive culture for all our employees. Our BRGs are supported by senior leaders who serve as executive sponsors to our eight BRGs - the Asian BRG, Black BRG, Families BRG, Pride BRG, Multicultural BRG, Latinx BRG, Women’s BRG, and Veterans BRG. Our BRGs host a variety of educational and networking events globally and many also co-sponsor external community events.
During fiscal 2023, we continued to publish our workforce demographics and annual EEO-1 Federal data in our Sustainability Report, launched DE&I annual performance goals for all employees and initiated an internal sponsorship program designed to create equitable opportunities for those seeking career advancement. Our DE&I annual performance goals included adhering to inclusive hiring best practices and completing unconscious bias training. Our sponsorship program aimed to increase visibility for underrepresented talent and connect participating leaders with employees who identify differently from them across lines of gender and/or race.
How We Work
Based on our success working in a remote environment during the COVID-19 pandemic, in fiscal 2022 we rolled out our “How We Work” guide to flexible working arrangements. Employees in many of our locations, where permitted by local laws and regulations, and where the role and department permits, can choose between working full-time in the office, remotely or in a hybrid arrangement. Some employees may also elect to work a flexible schedule. These arrangements help to retain talent, increase employee satisfaction, and support our commitment to creating a diverse, equitable and inclusive workplace.
Learning & Development
We offer a range of learning opportunities to empower employees through experiences that support their personal and professional growth. We identify learning needs to ensure that our employees have the skills and knowledge to excel in their roles, grow their careers, and contribute to the success of our organization. During fiscal 2023, our employees increasingly made use of non-mandatory learning, particularly expanded technical learning and upskilling courses. During fiscal 2023, the FactSet Leadership Advantage Academy helped employees refine their leadership skills and style, expand their enterprise perspective and create a stronger cross-departmental network.

Compensation, Benefits and Wellbeing
We offer our employees a broad range of competitive compensation, benefits and well-being programs reflective of our values and culture which are designed to meet the diverse needs of our global employee population and are essential to our recruitment, development, and retention strategies. Our employee compensation may include one or more of the following elements: base salaries, annual incentive awards, sales incentive awards and equity awards. We differentiate individual salary, bonus and equity awards based on performance against key objectives and how effectively our employees demonstrate behaviors consistent with our values and culture. We are committed to offering high-quality, affordable, and locally competitive benefits options, designed to support the physical, emotional, financial and social well-being of our employees and their families.
Third-Party Content
We aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our dedicated managed databases, which our clients access through our flexible delivery platforms. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated with one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs during fiscal 2023.
Data Centers and Cloud Computing
Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate reliable and efficient processing and delivery of data and analytics to our clients. As part of our hybrid cloud strategy, we operate two fully redundant, physically separated data centers in the U.S. that provide client services, while also using market-leading cloud providers to run products and services to best benefit from the cloud's elasticity, resiliency, security, and regionalization. We currently use several cloud providers; however, one supplier provided the majority of our cloud computing support for fiscal 2023. Our physical data centers provide layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple locations. In the event of a single site failure or localized disaster, client workloads will automatically move to unaffected sites. We continue to focus on maintaining a global technological infrastructure that allows us to support our growing business.
The Competitive Landscape
We are a part of the financial information services industry focused on delivering expansive data, sophisticated analytics, and flexible technology through our platform to the global investment community. This competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers, and many third-party content providers that supply us with financial information included in our products. Our largest competitors are Bloomberg L.P., Market Intelligence (an S&P Global business) and Refinitiv (a London Stock Exchange Group business). Other competitors and competitive products include online database suppliers and integrators and their applications, such as BlackRock Solutions, MSCI Inc. and Morningstar Inc. Many of these firms provide products or services similar to our offerings.
We believe there are high barriers to entry to our business, and we expect it would be difficult for another vendor to quickly replicate the extensive data we currently offer. We offer clients comprehensive solutions with a broad set of products delivered through a desktop or mobile user interface, cloud-based platforms, or through standardized or bespoke data feeds, as well as APIs. In addition, our applications and client support and service offerings are entrenched in the workflow of many financial professionals given the data management and portfolio analysis/screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, we believe our products are central to our clients’ investment analysis and decision-making.

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
Research & Product Development Costs
A key aspect of our growth strategy is to offer new solutions and enhance our existing products and applications by making them faster and with more reliable and deeper data. We strive to rapidly adopt new technology that can improve our products and services.
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

Executive Officers of the Registrant
The following table shows our current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
F. Philip Snow	59	Chief Executive Officer	2014
Linda S. Huber	65	Executive Vice President, Chief Financial Officer	2021
Rachel R. Stern	58	Executive Vice President, Chief Legal Officer, Global Head of Strategic Resources and Secretary	2009
Robert J. Robie	45	Executive Vice President, Head of Institutional Buyside	2018
Helen L. Shan	56	Executive Vice President, Chief Revenue Officer	2018
Goran Skoko	62	Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Dealmakers and Wealth	2019
Kristina W. Karnovsky	44	Executive Vice President, Chief Product Officer	2021
John Costigan	54	Executive Vice President, Chief Data Officer	2022
Katherine M. Stepp	38	Executive Vice President, Chief Technology Officer	2022
Catrina Harding	51	Executive Vice President, Chief People Officer	2023
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
Linda S. Huber – Executive Vice President, Chief Financial Officer. Ms. Huber was appointed Executive Vice President, Chief Financial Officer of FactSet in October 2021. As Chief Financial Officer, she is responsible for FactSet’s global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis, treasury, tax and investor relations. Prior to joining FactSet, Ms. Huber served as Chief Financial Officer and Treasurer at MSCI Inc. Prior to joining MSCI, she served as Executive Vice President and Chief Financial Officer of Moody’s Corporation from May 2005 to June 2018. Earlier in her career, Ms. Huber served in several increasingly senior roles in financial services, including Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc.; Managing Director at Freeman & Co.; Vice President of Corporate Strategy and Development and Vice President and Assistant Treasurer at PepsiCo.; Vice President of Energy Investment Banking Group at Bankers Trust Co.; and Associate in the Natural Resources Group at The First Boston Corp. Ms. Huber also held the rank of Captain in the U.S. Army. Ms. Huber earned an MBA from the Stanford Graduate School of Business and a B.S. degree in business and economics from Lehigh University. Ms. Huber also serves on the Board of Directors of the Bank of Montreal.
Rachel R. Stern – Executive Vice President, Chief Legal Officer, Global Head of Strategic Resources and Secretary. Ms. Stern was appointed Executive Vice President, Chief Legal Officer and Global Head of Strategic Resources and Secretary in October 2018. In addition to her role in the Legal Department, Ms. Stern is also responsible for Compliance, Facilities Management and Real Estate Planning, and the administration of our offices in Hyderabad, Manila and Riga. Ms. Stern joined FactSet in January 2001 as General Counsel. Ms. Stern is admitted to practice in New York, Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a Bachelor of Arts from Yale University, a Master of Arts from the University of London and a Juris Doctor from the University of Pennsylvania Law School. She sits on the Board of Directors of Baron Capital Group, Inc. and Morrow Sodali, a TPG Growth Company.

Robert J. Robie – Executive Vice President, Head of Institutional Buyside. Mr. Robie was appointed Executive Vice President, Head of Institutional Buyside, effective September 1, 2023. In his current role, he oversees strategy, research, development and engineering for Institutional Buyside solutions. Prior to that, he served as Executive Vice President, Head of Analytics & Tradition Solutions starting in September 2018. Mr. Robie joined FactSet in July 2000 as a Product Sales Specialist. During his tenure at FactSet, Mr. Robie has held several positions of increased responsibility, including Senior Director of Analytics and Director of Global Fixed Income. Although Mr. Robie joined FactSet in 2000, he did work at BTN Partners from 2004 through 2005 in their quantitative portfolio management and performance division, before returning to continue his career with FactSet. Mr. Robie holds a Bachelor of Arts in Economics and Fine Arts from Beloit College.
Helen L. Shan – Executive Vice President, Chief Revenue Officer. Ms. Shan was appointed Executive Vice President, Chief Revenue Officer effective May 3, 2021. As the Chief Revenue Officer, she is responsible for driving revenue growth by managing global sales, client solutions, marketing and media relations. Ms. Shan joined FactSet as Chief Financial Officer in September 2018 where she oversaw all financial functions at FactSet. Prior to that, she was at Marsh McLennan Companies, where she served in a variety of roles, including as the company's Corporate Treasurer and as Chief Financial Officer for Mercer, a professional services firm where she was responsible for global financial reporting and performance, operational finance, investments, and corporate strategy. Preceding that, Ms. Shan also served as the Vice President and Treasurer for Pitney Bowes Inc. and served as a Managing Director at J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems Inc., a global provider of digital platform engineering and software development services. Ms. Shan holds dual degrees with a Bachelor of Science and a Bachelor of Applied Science from the University of Pennsylvania’s Wharton School of Business and School of Applied Science and Engineering. Ms. Shan also has a Master of Business Administration from Cornell University’s SC Johnson College of Business.
Goran Skoko – Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Dealmakers and Wealth. Mr. Skoko was appointed Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Dealmakers & Wealth, effective September 1, 2023. In his current role, Mr. Skoko is responsible for providing direction to address the product and content needs for EMEA and Asia Pacific clients while also focusing on increased deployment and building community within our Dealmakers & Wealth space. Prior to that, he served as Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Research & Advisory Solutions starting in July 2021, after having served as Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Wealth Solutions. He joined FactSet in 2004 as a Senior Product developer and has held a number of positions of increased responsibility. Prior to FactSet, he spent 16 years in various engineering and product management roles at Thomson Financial. Mr. Skoko earned his B.S. in Physics and Computer Science from Fordham University.
Kristina W. Karnovsky – Executive Vice President, Chief Product Officer. Ms. Karnovsky was appointed Executive Vice President, Chief Product Officer in July 2021. In this current role she works across the entire product portfolio to deliver a differentiated advantage for clients and support their success. Prior to this role, Ms. Karnovsky was Head of Research Solutions. Ms. Karnovsky joined FactSet in 2001 as a Consultant and spent over a decade building FactSet's sell-side business in Sales leadership roles. Ms. Karnovsky earned a bachelor's degree from the University of Scranton.
John Costigan – Executive Vice President, Chief Data Officer. Mr. Costigan was appointed Chief Data Officer of FactSet effective June 1, 2023. Prior to that, he served as Chief Content Officer of FactSet starting in April 2022. As Chief Data Officer, he is responsible for FactSet's enterprise-wide data strategy and leads data development from planning through production. This includes data digital transformation using modern techniques and technology to drive timeliness, accuracy, coverage, consistency and usability across all FactSet data assets. Mr. Costigan has been at FactSet since September 2007 in a variety of roles. Prior to joining FactSet, Mr. Costigan served as Vice President, Product Management at Thomson Financial, and spent 11 years in a variety of Product Management roles at First Call, Autex, ILX, and Tradeweb. Mr. Costigan earned a bachelor's degree in Economics from St. Michael's College.
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
Catrina Harding - Executive Vice President, Chief People Officer. Ms. Harding was appointed Executive Vice President, Chief People Officer in July 2023. Prior to that, Ms. Harding served as Chief Human Resources Officer at Gerson Lehrman Group, a financial and global information services company, and Senior Vice President of Human Resources at Synchrony Financial, a consumer financial services company and former division of GE Capital. She has more than 20 years of experience in senior human resources roles at major companies, including U.S. Steel Corporation, General Electric Company, and Ford

Motor Company. Ms. Harding holds a Bachelor of Science from Western Michigan University and a Masters in Industrial and Organizational Psychology from the University of Detroit Mercy.
Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Quantitative and Qualitative Disclosures about Market Risk	49
Notes to the Consolidated Financial Statements	61

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
Technology & Data Security Risks
Loss, corruption and misappropriation of data and information relating to clients and others
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission through a variety of media channels of our own, as well as supplier and customer, proprietary information and sensitive or confidential data. We rely on, and continuously invest in, a complex system of internal processes and controls, along with policies, procedures and training, designed to protect data that we receive in the ordinary course of business, including information from client portfolios and strategies. However, these measures do not guarantee security, and improper access to or release of confidential information may still occur through, for example, employee error or malfeasance, system error, other inadvertent release, failure to properly purge and protect data, or cybersecurity threats or attacks. Additionally, the maintenance and enhancement of our systems may not be completely effective in preventing loss, unauthorized access or misappropriation. Data misappropriation, unauthorized access or data loss could instill a lack of confidence in our products and systems and damage our brand, reputation and business. Breaches of security measures could expose us, our clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for us, as well as the loss of existing or potential clients and suppliers. Many jurisdictions in which we operate have laws and regulations relating to data privacy and protection of personal information, including, for example, the European Union's General Data Protection Regulation, an increasing number of U.S. state laws, such as California's Consumer Privacy Act and Connecticut's Personal Data Privacy and Online Monitoring Act, China's Personal Information Protection Law, and India's Digital Personal Data Protection Act. These laws contain requirements regarding the handling of personal and sensitive data, including our use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The law in this area continues to develop and the changing nature of these laws could impact our processing and cross-border transfer of personal and sensitive information related to our content, operations, employees, clients, suppliers and others, and may expose us to claims of violations.
Successful access to prohibited data and other cyber-attacks and the failure of cyber-security systems and procedures
In providing our digital-enabled services to clients, we rely on information technology infrastructure that is managed internally along with placing reliance on third-party service providers for critical functions. We and these third-party service providers are subject to the risks of system failures and security breaches, including cyber-attacks (such as those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property and those accomplished by phishing scams, hacking, viruses, denials of service attacks, tampering, intrusions, physical break-ins, ransomware and malware), as well as employee errors or malfeasance. In some cases, these risks might be heightened when employees are working remotely. Our and our vendors' use of mobile and cloud technologies may increase our risk for such threats. Our protective systems and procedures and those of third parties to which we are connected, such as cloud computing providers, may not be effective against these threats. Our information technology systems must be constantly updated and patched to protect against known vulnerabilities and to optimize performance.
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

We could suffer significant damage to our brand and reputation: if a cyber-attack or other security incident were to allow unauthorized access to, or modification of, clients’ or suppliers’ data, other external data, internal data or information technology systems; if the services provided to clients were disrupted; or if products or services were perceived as having security vulnerabilities. The costs we would incur to address and resolve these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, loss of business and increased legal liability. Cyberattacks, security breaches or third-party reports of perceived security vulnerability to our systems, even if no breach has occurred, also could damage our brand and reputation, result in litigation, regulatory actions, loss of client confidence and increased legal liability. We also make acquisitions periodically. While significant effort is placed on addressing information technology security issues with respect to the acquired companies, we may inherit such risks when these acquisitions are integrated into our infrastructure. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity and data protection risks, such coverage may not include, or may not be sufficient to cover, all or the majority of the costs, losses or types of claims.
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
Our computer operations, as well as our other business centers, and those of our suppliers and clients, may be vulnerable to interruption by fire, natural disaster, extreme weather or climate conditions, power loss, telecommunications failures, terrorist attacks, acts of war or civil unrest, internet failures, computer viruses or security breaches, employee or systems errors, and other events beyond our reasonable control. In addition, in the remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors, such as video conferencing services, consistently delivering their services without material disruption. Our ability to deliver information using the internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party internet providers, malicious attacks, or other factors.
We also currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2023. While we believe this provider to be reliable, we have limited control over its performance, and a disruption or loss of service from this provider could impair our system's operation and our ability to operate for a period of time. We maintain back-up facilities and certain other redundancies for each of our major data centers to minimize the risk that any such event will disrupt those operations. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective. Additionally, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
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
Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks
We use, and will expand our use of, machine learning and artificial intelligence ("AI") technologies in some of our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies will require resources to develop, test and maintain such products, which could be costly. Third parties may be able to use AI to create technology that could reduce demand for our products. In addition, the introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property claims by third parties.
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
Uncertainty or downturns in the global economy and consolidation in the financial services industry may cause us to lose clients and users
Many of our clients are asset and wealth managers, investment and commercial bankers, hedge funds, private equity and venture capital professionals, and other financial services entities. Uncertainty or downturns in the global economy or a lack of confidence in the global financial system could negatively impact our clients, which could cause a corresponding negative impact on our business results. Mergers, consolidation or contraction of our clients in the financial services industry also could directly impact the number of clients, prospective clients and users of our products and services. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. Thus, economic uncertainty, economic downturns, lack of confidence in the global financial system, and consolidation in this sector could adversely affect our business, financial results and future growth.
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
Operational Risks
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2023, approximately 39% of our revenues related to operations located outside the U.S. In addition, approximately 80% of our employees are located in offices outside the U.S. We expect our growth to continue outside the U.S. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and restraints and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflicts between Ukraine and Russia and in the Middle East expand in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.

Failure to enter into, renew or comply with contracts supplying new and existing data sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which clients access to perform their analyses. We combine the data from these sources into our own dedicated databases. Clients have access to the data and content found within our databases. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our data suppliers, including those that are also competitors. However, we cannot control the actions and policies of our data suppliers and we may have data suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party data supplier agreements, there can be no assurances that third parties may not challenge our use of their content, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain data sets that we rely on have a limited number of suppliers, although we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for fiscal 2023. Our failure to be able to maintain our supplier relationships, or the failure of our suppliers to deliver accurate data or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
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
Inability to hire and retain key qualified personnel
Our business is based on successfully attracting, motivating and retaining talented and diverse employees. Creating a diverse and inclusive environment that promotes empowerment and engagement is key to our ability to attract, retain, and develop talent. Competition for talent, especially engineering personnel, is strong. We need technical resources such as engineers to help develop new products and enhance existing services. We rely upon sales personnel to sell our products and services and maintain healthy business relationships. Our future success also is dependent on the continued service and performance of the members of our senior leadership team. All of these personnel possess business and technical capabilities that are difficult to replace. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be negatively affected and could have a material, adverse effect on our business.
Pandemics and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance
Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the COVID-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our products. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business, including our ability to gather content. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
Legal & Regulatory Risks
Legislative and regulatory changes in the environments in which we and our clients operate
As a business, we are subject to numerous laws and regulations in the U.S. and in the other countries in which we operate. These laws, rules, and regulations, and their interpretations, may conflict or change in the future, and compliance with these changes may increase our costs or cause us to make changes in or otherwise limit our business practices. In addition, the global nature and scope of our business operations make it more difficult to monitor areas that may be subject to regulatory and compliance risk. If we fail to comply with any applicable law, rule, or regulation, we could be subject to claims and fines and suffer reputational damage. Uncertainty caused by political change globally, and complex relationships across countries, including the U.S. and nations in Europe and Asia, heightens the risk of regulatory uncertainty.
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
Some recent legislative and regulatory changes that we believe might materially impact us and our clients include: (a) in the European Union ("EU") and the United Kingdom ("UK"), the Markets in Financial Instruments Directive (recast) ("MiFID II"), which became effective in January 2018, may adversely affect demand for our services; (b) in the UK, the uncertainty surrounding the UK and EU regulatory frameworks following the UK's departure from the EU in January 2020 ("Brexit"), including the Financial Services and Markets Bill, may negatively impact our revenues or growth; and (c) evolving laws, rules and regulations in a variety of jurisdictions around such areas as climate, data privacy, cybersecurity, and data protection.
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
Third parties may claim we infringe upon their intellectual property rights or they may infringe upon our intellectual property rights
We may receive notice from others claiming that we have infringed upon their intellectual property rights. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, incur litigation costs, enter into settlements, stop selling or redesign affected products, or pay damages and satisfy indemnification commitments with our clients or suppliers under contractual provisions of various license arrangements. Additionally, third parties may copy, infringe or otherwise profit from the unauthorized use of our intellectual property rights, requiring us to litigate to protect our rights. Certain countries may not offer adequate protection of proprietary rights. If we are required to defend ourselves or assert our rights or take such actions mentioned, our operating margins may decline as a result. We have incurred, and expect to continue to incur, expenditures to acquire the use of technology and intellectual property rights as part of our strategy to manage this risk.
Additional cost due to tax assessments resulting from ongoing and future audits by tax authorities as well as changes in tax laws
In the ordinary course of business, we are subject to changes in tax laws as well as tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits which could impose a future risk to the results of our business. In August 2019, July 2021 and December 2022, we received Notices of Intent to Assess (the "Notices") additional sales/use taxes, interest and underpayment penalties from the Commonwealth of Massachusetts Department of Revenue relating to prior tax periods. We requested pre-assessment conferences with the Department of Revenue's Office of Appeals to appeal the Notices and in May 2023 we received a Letter of Determination from the Commonwealth upholding the Notices, along with a Notice of Assessment for all the periods covered by the Notices. On June 22, 2023, we filed an Application for Abatement with the Commonwealth disputing all amounts assessed, which was subsequently denied. We are filing petitions with the Appellate Tax Board to appeal all amounts assessed by the Commonwealth and believe that we will ultimately prevail; however, if we do not prevail the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
As of August 31, 2023, we have concluded that some payment to the Commonwealth is probable. We have recorded an accrual which is not material to our consolidated financial statements. While we believe that the assumptions and estimates used to determine the accrual are reasonable, future developments could result in adjustments being made to this accrual.

Changes in tax laws or the terms of tax treaties in a jurisdiction where we are subject to tax could have an impact on our taxes payable. In addition, as a global taxpayer, we face challenges due to increasing complexities in accounting for taxes in a variety of jurisdictions, which could impact our tax obligations and effective tax rate.
Financial Market Risks
Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements
Due to the global nature of our operations, we conduct business outside the U.S. in several currencies. Our primary currency exposures include the Indian Rupee, Euro, British Pound Sterling and Philippine Peso. To the extent our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we utilize derivative instruments, namely foreign currency forward contracts. By their nature, all derivative instruments involve elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Credit risk is managed through the continuous monitoring of exposure to the counterparties associated with these instruments. Our primary objective in holding derivatives is to reduce the volatility of earnings with changes in foreign currency. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, our attempt to hedge against these risks may not be successful, which could cause an adverse impact on both our results of operations and cash flows.
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
Our costs and the demand for our products may be impacted by domestic and international factors that are beyond our control. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations and trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, or other geopolitical events, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, could result in an increase in our costs and/or a reduction in demand for our products, which could have an adverse effect on our results of operations and financial condition.
Risks Relating to Our Debt
Our indebtedness may impair our financial condition and prevent us from fulfilling our obligations under the Senior Notes and our other debt instruments
As of August 31, 2023, our total outstanding principal amount of debt was $1.6 billion, none of which is secured. This includes our obligations under the Senior Notes and the 2022 Credit Facilities. Under the 2022 Revolving Facility, we have $250.0 million of unused commitments and an option to increase the size of the facility by an additional $750.0 million. Refer to Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for definitions of these terms and more information on the Senior Notes, 2022 Credit Facilities and 2019 Revolving Credit Facility.
Our indebtedness could have important consequences to investors, including:
a.making it more difficult for us to satisfy our obligations;
b.limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
c.requiring us to dedicate a substantial portion of our cash flows from operations to pay interest on our debt and scheduled amortization on the 2022 Term Facility, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our strategy and other general corporate purposes;
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
In addition, we may not be able to generate sufficient cash flows from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.
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
In addition, the 2022 Credit Agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. There can be no assurance that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants or any other restrictive covenants contained in the definitive documentation governing our indebtedness would result in a default or an event of default. If an event of default in respect of any of our indebtedness occurs, the holders of the affected indebtedness could declare all amounts outstanding, together with accrued interest, to be immediately due and payable, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. We expect we will be permitted to incur substantial amounts of secured debt under the covenants in the indenture governing the Senior Notes and the 2022 Credit Facilities. If, upon an acceleration, we were unable to pay amounts owed in respect of any such indebtedness secured by liens on our assets, then the lenders of such indebtedness could proceed against the collateral pledged to them.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
FactSet’s information security program is managed by a dedicated Chief Information Security Officer (“CISO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CISO provides periodic reports to our Board of Directors (the “Board”), as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
ITEM 2. PROPERTIES
As of August 31, 2023, we leased 34 offices worldwide, including our corporate headquarters located at 45 Glover Avenue, Norwalk, Connecticut, where we occupy 91,718 square feet of office space. Our leased office space also includes our data content collection offices located in India, the Philippines and Latvia and our data centers that support our technological infrastructure located in New Jersey and Virginia.
Refer to the table set forth below for the listing of our leased office space by geographic location. The listing excludes any office locations that we have fully vacated during fiscal 2022 and 2023 in advance of their original lease expiration dates. We vacated certain leased office space to resize our real estate footprint for our hybrid work environment. We believe the amount of leased space as of August 31, 2023 is adequate for our current business needs. We regularly review our real estate footprint to best support our operations and should our real estate needs increase, we believe additional space will be available.

Segment	Leased Location
Americas	Austin, Texas
Boston, Massachusetts
Charlotte, North Carolina
Chicago, Illinois
Lakewood, Colorado
Los Angeles, California
New York, New York
Norwalk, Connecticut
Piscataway, New Jersey
Reston, Virginia
San Francisco, California
Sao Paulo, Brazil
Toronto, Canada
Youngstown, Ohio

EMEA	Amsterdam, the Netherlands
Dubai, United Arab Emirates
Frankfurt, Germany
Gothenburg, Sweden
London, England
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Stockholm, Sweden

Asia Pacific	Hong Kong SAR, China
Hyderabad, India
Manila, the Philippines
Melbourne, Australia
Mumbai, India
Shanghai, China
Singapore
Sydney, Australia
Tokyo, Japan

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Based on currently available information, our management does not believe that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, is likely to have a material adverse effect on our consolidated financial position, annual results of operations and cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Refer to Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K, for more information on contingent matters.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE and NASDAQ under the symbol "FDS".
Holders of Record – As of October 20, 2023, we had approximately 2,093 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends - We paid four quarterly dividends during fiscal 2023. In the third quarter of fiscal 2023, we increased our quarterly cash dividend from $0.89 cents per share to $0.98 cents per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors we consider relevant, and is subject to final determination by our Board of Directors. Refer to Note 14, Stockholders' Equity, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on our dividends.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2023.
Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of the share repurchase activity during the three months ended August 31, 2023:

(in thousands, except share and per share data)
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
June 2023	91,470	$401.90	89,950	$78,010
July 2023	83,878	$411.90	83,000	$43,812
August 2023	92,544	$429.56	91,450	$4,534
	267,892		264,400
(1)Includes 264,400 shares repurchased under the existing stock repurchase program, as well as 3,492 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)As of August 31, 2023, we had $4.5 million authorized under our share repurchase program for future share repurchases, which was not available for use after August 31, 2023. On June 20, 2023, our Board of Directors authorized up to $300 million for share repurchases on or after September 1, 2023. Repurchases may be made from time-to-time in the open market and via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Trading Arrangements
On August 11, 2023, we entered into an agreement to adopt a trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934. The arrangement provides for the repurchase of up to $250 million of our common stock during the period from September 1, 2023 through August 31, 2024 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the Standard & Poor’s 500 Index, the Dow Jones U.S. Financial Services Index and the S&P 500 Financial Exchange and Data Index on August 31, 2018.
The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2023. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2018	2019	2020	2021	2022	2023
FactSet Research Systems Inc.	$100	$119	$153	$166	$189	$190
S&P 500 Index	$100	$101	$121	$156	$136	$155
Dow Jones U.S. Financial Services Index	$100	$96	$93	$139	$114	$117
S&P 500 Financial Exchanges and Data	$100	$124	$144	$179	$147	$163
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. For a similar detailed discussion comparing fiscal 2022 and 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended August 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible products that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2023, we had nearly 8,000 clients comprised of almost 190,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity & venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our content refinery. Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and APIs. Our CGS business supports security master files relied on by the investment industry for critical front, middle and back-office functions. Our platform and solutions are supported by our dedicated client service teams.
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion. For each of our segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and CTS. CGS operates as part of CTS.
Refer to Part I, Item 1. Business - Business Strategy, of this Annual Report on Form 10-K for further discussion on our business strategy.

Fiscal 2023 in Review
Revenues for fiscal 2023 were $2.1 billion, an increase of 13.1% from the prior year. Revenues increased in all our segments, primarily in the Americas, and, to a lesser extent, EMEA and Asia Pacific. This increase in revenues was supported by higher sales in each of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS), followed by Analytics & Trading and Research & Advisory. Organic revenues contributed to 8.2% of our growth during fiscal 2023, compared with the prior year. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Annual Report on Form 10-K for a reconciliation between revenues and organic revenues.
As of August 31, 2023, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2.2 billion, an increase of 7.1% over the prior year. Organic ASV increased in all our segments, with the majority of the increase related to the Americas and, to a lesser extent, EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics & Trading, followed by CTS and Research & Advisory. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Annual Report on Form 10-K for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating income for fiscal 2023 was $629.2 million, an increase of 32.3% compared with the prior year. Operating margin increased in fiscal 2023 to 30.2%, compared with 25.8% for fiscal 2022. Operating margin increased primarily due to growth in revenues and, when expressed as a percentage of revenues, a decrease in asset impairment charges, employee compensation costs, professional fees, data costs and occupancy costs, partially offset by higher royalty fees and amortization of intangible assets.
Net income for fiscal 2023 was $468.2 million, an increase of 18.0% from the prior year. Diluted earnings per common share ("Diluted EPS") increased 17.5% compared with the prior year. This increase in net income and Diluted EPS was primarily due to higher operating income, partially offset by an increase in the provision for income taxes and an increase in interest expense as a result of higher outstanding debt compared to the prior year.
Our clients and users reached new highs of 7,921 and 189,972, respectively, in fiscal 2023. We returned $315.3 million to stockholders in the form of share repurchases and dividends paid during fiscal 2023.
As of August 31, 2023, our employee count was 12,237, up 9.2% compared to the prior year, due to an increase in net new employees of 12.4% in Asia Pacific, 3.6% in the Americas and 1.9% in EMEA.
We garnered multiple awards in fiscal 2023, with honors noted for research, risk, performance, trading and wealth management. FactSet was honored by more than thirty industry awards and rankings reports, including winning “Trading Tech’s Best Cloud-Based Market Data Delivery Solution.”
CUSIP Global Services Acquisition
On March 1, 2022, we completed our acquisition of CGS for a cash price of $1.932 billion, inclusive of working capital adjustments. We acquired CGS to expand our critical role in the global capital markets. Revenues from CGS are recognized based on geographic business activities in accordance with how our operating segments are currently aligned. During fiscal 2023, CGS functioned as part of the CTS workflow solution.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Note 6, Acquisitions and Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on these defined terms as well as our acquisition of CGS, the Senior Notes and the 2022 Credit Facilities, respectively.

Annual Subscription Value ("ASV")
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flow and serves as a key indicator of the successful execution of our business strategy.

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
Organic ASV plus Professional Services
The following table presents the calculation of Organic ASV plus Professional Services as of August 31, 2023. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of August 31, 2023
As reported ASV plus Professional Services(1)	$2,174.6
Currency impact(2)	0.5
Organic ASV plus Professional Services	$2,175.1
Organic ASV plus Professional Services annual growth rate	7.1%
(1)Includes $22.7 million in Professional Services as of August 31, 2023.
(2)The impact from foreign currency movements.
As of August 31, 2023, Organic ASV plus Professional Services was $2.2 billion, an increase of 7.1% compared with August 31, 2022. The increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations.
Organic ASV increased in all our segments, with the majority of the increase related to the Americas, followed by EMEA and Asia Pacific. This increase was driven by additional sales in our workflow solutions, primarily in Analytics & Trading, followed by CTS and Research & Advisory. Sales increased in Analytics & Trading mainly from our performance & reporting products, portfolio analytics solutions and portfolio & benchmark services. CTS sales increased mainly from CGS and, to a lesser extent, data management solutions, company data and real time data. Sales increased in Research & Advisory mainly due to higher demand for our workstations.
Segment ASV
As of August 31, 2023, ASV from the Americas represented 64% of total ASV and was $1,376.9 million, an increase from $1,286.7 million as of August 31, 2022. Americas Organic ASV was $1,376.9 million as of August 31, 2023, a 7.0% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by increased sales from Analytics & Trading, followed by CTS and Research & Advisory.
As of August 31, 2023, ASV from EMEA represented 26% of total ASV and was $559.6 million, an increase from $516.1 million as of August 31, 2022. EMEA Organic ASV was $558.8 million as of August 31, 2023, a 7.7% increase from the prior year. The EMEA Organic ASV increase was mainly driven by higher sales from Analytics & Trading and CTS.
As of August 31, 2023, ASV from Asia Pacific represented 10% of total ASV and was $215.4 million, an increase from $200.5 million as of August 31, 2022. Asia Pacific Organic ASV was $216.7 million as of August 31, 2023, an 8.1% increase from the prior year. The Asia Pacific Organic ASV increase was primarily due to higher sales from Research & Advisory and Analytics & Trading.

Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of August 31, 2023 were 6.9% and 9.3%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, compared to 83% in the prior year, and primarily include asset managers, wealth managers, asset owners, partners, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking & advisory and private equity & venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of August 31,
	2023	2022	Change
Clients(1)	7,921	7,538	5.1%
Users	189,972	179,982	5.6%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,921 as of August 31, 2023, a net increase of 5.1%, or 383 clients compared to the prior year, mainly due to an increase in corporate clients, wealth management clients and partners. We believe this increase is primarily due to our on- and off- platform workflow solutions, connected content and client-focused services.
As of August 31, 2023, there were 189,972 professionals using FactSet, representing a net increase of 5.6%, or 9,990 users, compared to the prior year, primarily driven by an increase from our wealth management firms and sell-side users from our banking clients.
Annual ASV retention was greater than 95% for the year ended August 31, 2023 and August 31, 2022. When expressed as a percentage of clients, annual retention was approximately 91% for the year ended August 31, 2023, compared with approximately 92% for the year ended August 31, 2022.
Employee Headcount
As of August 31, 2023, our employee headcount was 12,237, an increase of 9.2% compared with 11,203 employees as of August 31, 2022. This headcount increase was primarily due to our continued investment in our COEs by expanding our talent pool primarily in India and the Philippines. Our COEs accounted for approximately 67% of our employees.
Our net headcount growth by segment as of August 31, 2023 compared with August 31, 2022 was 12.4% in Asia Pacific, 3.6% in the Americas and 1.9% in EMEA. As of August 31, 2023, the number of employees located in Asia Pacific was 8,322, in the Americas was 2,487 and in EMEA was 1,428.

Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2023 and 2022, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. of this Annual Report on Form 10-K.
The following table summarizes our results of operations:

	Years ended August 31,
(dollar amounts in thousands, except per share data)	2023	2022	$ Change	% Change
Revenues	$2,085,508	$1,843,892	$241,616	13.1%
Cost of services	973,225	871,106	102,119	11.7%
Selling, general and administrative	457,130	433,032	24,098	5.6%
Asset impairments	25,946	64,272	(38,326)	(59.6)%
Operating income	$629,207	$475,482	$153,725	32.3%

Net income	$468,173	$396,917	$71,256	18.0%
Diluted weighted average common shares	38,898	38,736
Diluted EPS	$12.04	$10.25	$1.79	17.5%
Revenues
Revenues in fiscal 2023 were $2.1 billion, an increase of 13.1% compared to the prior year. This increase was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased in all our segments, primarily from the Americas, followed by EMEA and Asia Pacific. The increased revenues were supported by higher sales in all three of our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS), and, to a lesser extent, by Analytics & Trading and Research & Advisory. Organic revenues increased to $1,995.0 million for fiscal 2023, an 8.2% increase over the prior year. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Annual Report on Form 10-K for further discussion on organic revenues.
The 13.1% growth in revenues was reflective of organic revenues growth of 8.2% and a 5.2% increase primarily related to acquisition-related revenues, partially offset by a 0.3% decrease from foreign currency exchange rate fluctuations.
Revenues by Segment
The following table summarizes our revenues by segment:

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Americas	$1,335,484	$1,173,946	$161,538	13.8%
% of revenues	64.0%	63.7%
EMEA	$539,843	$484,279	$55,564	11.5%
% of revenues	25.9%	26.3%
Asia Pacific	$210,181	$185,667	$24,514	13.2%
% of revenues	10.1%	10.0%
Consolidated Revenues	$2,085,508	$1,843,892	$241,616	13.1%
Americas revenues increased 13.8% to $1,335.5 million in fiscal 2023, compared with $1,173.9 million in fiscal 2022. This increase was mainly due to higher sales in all our workflow solutions, primarily in CTS (driven by inorganic revenue from CGS). The 13.8% growth in revenues was reflective of a 7.7% increase in organic revenue and a 6.1% increase primarily due to the impact of acquisition-related revenues.

EMEA revenues increased 11.5% to $539.8 million in fiscal 2023, compared with $484.3 million in fiscal 2022. This increase was mainly due to higher sales in all our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS). The 11.5% growth in revenues was reflective of an 8.0% increase in organic revenue and a 3.9% increase primarily due to the impact of acquisition-related revenues, partially offset by a 0.4% decrease due to effects of foreign currency exchange rate fluctuations.
Asia Pacific revenues increased 13.2% to $210.2 million in fiscal 2023, compared with $185.7 million in fiscal 2022. This increase was mainly due to higher sales in all our workflow solutions, primarily in CTS (driven by inorganic revenues from CGS), followed by Research & Advisory and Analytics & Trading. The 13.2% growth in revenues was reflective of an 11.8% increase in organic revenue and a 3.3% increase primarily due to the impact of acquisition-related revenues, partially offset by a 1.9% decrease due to effects of foreign currency exchange rate fluctuations.
Revenues by Workflow Solution
The growth in revenues of 13.1% for fiscal 2023, compared with fiscal 2022, was due to higher revenues from each of our segments supported by increased revenues from our workflow solutions, primarily from CTS and, to a lesser extent, Analytics & Trading and Research & Advisory. The increased CTS revenues were driven mainly by CGS related data licensing and issuance revenues. The increased revenues from Analytics & Trading were primarily due to higher demand for our performance & reporting products, portfolio analytics solutions and portfolio & benchmark services. The increased Research & Advisory revenues was driven mainly by higher demand for our workstations.
Operating Expenses
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of identifiable intangible assets, royalty fees, client-related communication costs and computer depreciation.
Selling, general and administrative ("SG&A") consists primarily of employee compensation costs and also includes expenses related to occupancy costs, professional fees, depreciation of furniture and fixtures, amortization of leasehold improvements, travel and entertainment expenses, marketing costs, other employee-related expenses, internal communication costs and bad debt expense.
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
Asset impairments consist primarily of expenses recognized when the carrying amount of an asset exceeds its fair value.
The following table summarizes the components of our total operating expenses and operating margin:

(dollar amounts in thousands)	Years ended August 31,
	2023	2022	$ Change	% Change
Cost of services	$973,225	$871,106	$102,119	11.7%
SG&A	457,130	433,032	24,098	5.6%
Asset impairments	25,946	64,272	$(38,326)	(59.6)%
Total operating expenses	$1,456,301	$1,368,410	$87,891	6.4%

Operating income	$629,207	$475,482	$153,725	32.3%
Operating margin	30.2%	25.8%		17.0%

Cost of Services
Cost of services increased 11.7% to $973.2 million in fiscal 2023, compared with $871.1 million in fiscal 2022, primarily due to an increase in employee compensation costs, amortization of intangible assets, computer-related expenses and royalty fees related to our CGS acquisition.
Cost of services, when expressed as a percentage of revenues, was 46.7% for fiscal 2023, a decrease of 60 basis points compared with fiscal 2022. This decrease was primarily due to lower employee compensation costs and data costs, partially offset by higher royalty fees, amortization of intangible assets and computer-related expenses. When expressed as a percentage of revenues:
•Employee compensation costs decreased 180 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs. This decrease was also driven by higher capitalization of compensation costs related to the development of internal-use software, partially offset by higher annual base salaries and restructuring costs to drive organization realignment. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 959 employees, primarily located in our COEs.
•Data costs decreased 80 basis points mainly due to the release of certain accruals in the first quarter of fiscal 2023 related to the successful resolution of exchange audits that were recorded during the prior year and revenue growth outpacing the increased cost of content.
•Royalty fees increased Cost of services 80 basis points due to contracts acquired in connection with the acquisition of CGS. Due to the timing of the CGS acquisition, fiscal 2023 included a full year of royalty fees, compared with a partial year during fiscal 2022.
•Amortization of intangible assets increased 80 basis points, mainly due to acquired intangible assets, primarily from the CGS acquisition. Due to the timing of the CGS acquisition, fiscal 2023 included a full year of CGS intangible amortization, compared with a partial year during fiscal 2022.
•Computer-related expenses increased 50 basis points, primarily due to higher spend related to licensed software arrangements and our cloud-based hosting services.
Selling, General and Administrative
SG&A expenses increased 5.6% to $457.1 million during fiscal 2023, compared with $433.0 million in fiscal 2022, primarily due to higher employee compensation costs and, to a lesser extent, an increase in travel and entertainment expenses, partially offset by a decrease in professional fees and occupancy costs.
SG&A expenses, when expressed as a percentage of revenues, were 21.9% for fiscal 2023, a decrease of 160 basis points over fiscal 2022. This decrease was primarily due to lower professional fees and occupancy costs, partially offset by an increase in travel and entertainment expenses. When expressed as a percentage of revenues:
•Professional fees decreased 100 basis points primarily due to CGS acquisition costs incurred during the prior year.
•Occupancy costs decreased by 60 basis points mainly driven by impairment charges recognized during fiscal 2022 related to vacating leased office space, which reduces occupancy costs recorded over their respective remaining lease terms.
•Travel and entertainment expenses increased by 30 basis points as we resumed essential business travel and incurred other employee-related expenses associated with return to office activities during the current year.
Asset Impairments
Asset impairments were $25.9 million and $64.3 million during fiscal 2023 and 2022, respectively. The asset impairments were mainly driven by an $18.0 million and $62.2 million charge during fiscal 2023 and 2022, respectively, related to our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. As there were no expected future cash flows associated with lease ROU assets for locations we will not sublease nor PPE associated with the related vacated leased office space, we determined these assets had no remaining fair value and were fully impaired. For locations we intended to sublease, we recognized an impairment when the estimated fair value of the lease ROU asset was less than its carrying value.
The remaining asset impairments for fiscal 2023 and 2022 were $7.9 million related to Developed technology and Trade names and $2.1 million related to Developed technology, respectively.

Operating Income and Operating Margin
Operating income increased 32.3% to $629.2 million in fiscal 2023, compared with $475.5 million in the prior year. This increase was primarily due to a 13.1% growth in revenues, and, to a lesser extent, a decrease in asset impairment charges and professional fees, partially offset by higher employee compensation costs, amortization of intangible assets, computer-related expenses and royalty fees. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $25.7 million during fiscal 2023, compared with a decrease of $3.1 million in fiscal 2022.
Operating margin increased in fiscal 2023 to 30.2%, compared with 25.8% in the prior year. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenues, a decrease in asset impairment charges, employee compensation costs, professional fees, data costs and occupancy costs, partially offset by higher royalty fees and amortization of intangible assets.
Operating Income by Segment
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Americas	$239,438	$159,140	$80,298	50.5%
EMEA	243,028	196,231	46,797	23.8%
Asia Pacific	146,741	120,111	26,630	22.2%
Total Operating Income	$629,207	$475,482	$153,725	32.3%
Americas
Americas operating income increased 50.5% to $239.4 million during fiscal 2023, compared with $159.1 million from the prior year. This increase was primarily due to a 13.8% growth in revenues and, to a lesser extent, a decrease in asset impairment charges and professional fees, partially offset by higher employee compensation costs, amortization of intangible assets, computer-related expenses and royalty fees.
•Asset impairment charges decreased primarily due to lower lease ROU asset and PPE impairment charges associated with vacating certain leased office space during fiscal 2023, compared with fiscal 2022.
•Professional fees decreased primarily due to costs incurred during the prior year related to the acquisition of CGS.
•Employee compensation costs increased primarily due to an increase in annual base salaries and, to a lesser extent, higher stock-based compensation expense, payroll taxes and restructuring costs, partially offset by a decrease in variable compensation. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase of 87 employees.
•Amortization of intangible assets increased mainly due to acquired intangible assets, primarily from the CGS acquisition. Due to the timing of the CGS acquisition, fiscal 2023 included a full year of CGS intangible asset amortization, compared with a partial year during fiscal 2022.
•Computer-related expenses increased primarily due to higher spend related to licensed software arrangements and our cloud-based hosting services.
•Royalty fees increased due to contracts acquired in connection with the acquisition of CGS. Due to the timing of the CGS acquisition, fiscal 2023 included a full year of royalty fees, compared with a partial year during fiscal 2022.

EMEA
EMEA operating income increased 23.8% to $243.0 million during fiscal 2023, compared with $196.2 million from the prior year. This increase was primarily due to an 11.5% growth in revenues and, to a lesser extent, a decrease in data costs and amortization of intangible assets. These increases in operating income were partially offset by higher employee compensation costs and, to a lesser extent, asset impairment charges.
•Data costs decreased due to the release of certain accruals during the first quarter of fiscal 2023 which related to the successful resolution of exchange audits that were recorded during the prior year.

•Amortization of intangible assets decreased as certain acquired intangible assets were fully amortized during the third quarter of fiscal 2022.
•Employee compensation costs increased primarily due to higher annual base salaries, restructuring costs and, to a lesser extent, higher variable compensation. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase of 26 employees.
•Asset impairment charges increased primarily due to higher lease ROU asset impairment charges associated with vacating certain leased office space during fiscal 2023, compared with fiscal 2022.
Asia Pacific
Asia Pacific operating income increased 22.2% to $146.8 million during fiscal 2023, compared with $120.1 million from the prior year. The increase was mainly due to a 13.2% growth in revenues, partially offset by an increase in employee compensation costs and, to a lesser extent, travel expenses. Employee compensation costs increased mainly due to an increase in annual base salaries driven by annual merit increases and a net headcount increase of 921 employees primarily in our COEs. Travel expenses increased due to other employee-related expenses associated with return to office activities in the current year.
Income Taxes

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Income before income taxes	$583,954	$443,594	$140,360	31.6%
Provision for income taxes	$115,781	$46,677	$69,104	148.0%
Effective tax rate	19.8%	10.5%		88.4%
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business.
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as other non-recurring events. Our effective tax rate is lower than the applicable U.S. corporate income tax rate for fiscal 2023 driven mainly by research and development ("R&D") tax credits, a tax benefit from the exercise of stock options and a foreign derived intangible income ("FDII") deduction, partially offset by a one-time out-of-period adjustment related to a review and analysis of certain tax positions, as well as our net state taxes.
Our effective tax rate for fiscal 2023 was 19.8% compared to 10.5% in fiscal 2022. The increase was primarily driven by an out-of-period adjustment related to a review and analysis of certain tax positions, resulting in a one-time net charge of $22.1 million. The adjustment related to the accounting of tax balance sheet accounts. All local, federal and foreign taxes payable have been paid in a timely manner, subject to normal audits of open years. The increase was also driven by a lower impact from tax attributes on the effective tax rate as a result of an increase in income before income taxes, higher net state taxes, an increase in the UK's enacted tax rates and a reduction in the exercise of stock options.
Net Income and Diluted EPS

	Years ended August 31,
(dollar amounts in thousands, except per share data)	2023	2022	$ Change	% Change
Net income	$468,173	$396,917	$71,256	18.0%
Diluted weighted average common shares	38,898	38,736	162	0.4%
Diluted EPS	$12.04	$10.25	$1.79	17.5%
Net income increased 18.0% and Diluted EPS increased 17.5% for fiscal 2023, compared with fiscal 2022. The increase in net income and Diluted EPS was primarily due to higher operating income, partially offset by an increase in the provision for income taxes and an increase in interest expense as a result of higher outstanding debt compared to the prior year.
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
Adjusted revenues exclude the impact of the fair value of deferred revenues acquired in a business combination. Organic revenues further excludes both acquisition-related revenues recognized in the current year in which the comparable prior year period predated the acquisition(s) and foreign currency movements in all years presented.
The table below provides an unaudited reconciliation of revenues to adjusted revenues and organic revenues:

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Revenues	$2,085,508	$1,843,892	$241,616	13.1%
Deferred revenues fair value adjustment(1)	—	25	(25)
Adjusted revenues	2,085,508	1,843,917	241,591	13.1%
Acquired revenues(2)	(95,953)	—	(95,953)
Currency impact(3)	5,398	—	5,398
Organic revenues	$1,994,953	$1,843,917	$151,036	8.2%
(1)Reflects the amortization effect of any purchase accounting adjustments related to the fair value of acquired deferred revenues for acquisitions prior to fiscal 2022. Acquisitions thereafter do not include this adjustment in accordance with ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).
(2)Removes acquisition-related revenues recognized during fiscal 2023 in which the comparable prior year period predated the acquisition(s).
(3)The impact from foreign currency movements during the fiscal year.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of the fair value of deferred revenues acquired in a business combination, intangible asset amortization and non-recurring items. EBITDA excludes interest expense, provision for income taxes and depreciation and amortization, while Adjusted EBITDA further excludes non-recurring non-cash expenses.

	Years ended August 31,
(dollar amounts in thousands, except per share data)	2023	2022	% Change
Operating income	$629,207	$475,482	32.3%
Deferred revenues fair value adjustment	—	25
Intangible asset amortization	71,503	49,122
Asset impairments(1)	20,327	62,205
Restructuring / severance	19,879	9,975
Business acquisition / integration costs(2)	7,033	20,608
Contingent liability	6,239	3,610
Transformation costs (3)	—	3,368
Adjusted operating income	$754,188	$624,395	20.8%
Operating margin	30.2%	25.8%
Adjusted operating margin(4)	36.2%	33.9%

Net income	$468,173	$396,917	18.0%
Deferred revenues fair value adjustment	—	22
Intangible asset amortization	59,422	43,266
Asset impairments(1)	16,893	54,789
Restructuring / severance	16,520	8,786
Business acquisition / integration costs(2)	5,845	18,151
Contingent liability	5,185	3,180
Transformation costs(3)	—	2,967
Income tax items	(2,316)	(7,799)
Adjusted net income(5)	$569,722	$520,279	9.5%
Net income	$468,173	$396,917
Interest expense	66,319	35,697
Income taxes	115,781	46,677
Depreciation and amortization expense	105,384	86,683
EBITDA	$755,657	$565,974	33.5%
Non-recurring non-cash expenses	20,963	62,205
Adjusted EBITDA	$776,620	$628,179	23.6%
Diluted EPS	$12.04	$10.25	17.5%
Deferred revenues fair value adjustment	—	0.00
Intangible asset amortization	1.53	1.11
Asset impairments(1)	0.43	1.41
Restructuring / severance	0.43	0.23
Business acquisition / integration costs(2)	0.15	0.47
Contingent liability	0.13	0.08
Transformation costs(3)	—	0.08
Income tax items	(0.06)	(0.20)
Adjusted Diluted EPS(5)	$14.65	$13.43	9.1%
Weighted average common shares (Diluted)	38,898	38,736

(1)We reclassified Real estate charges to Asset impairments in the Non-GAAP Financial Measures to conform to current year's presentation. Asset impairments primarily related to impairment charges of lease ROU assets and PPE associated with vacating certain leased office space.
(2)Related to acquisition and integration costs of the CGS acquisition.
(3)Primarily related to professional fees associated with our multi-year investment plan.
(4)Adjusted operating margin is calculated as Adjusted operating income divided by Adjusted revenues as shown in the revenues reconciliation table above.
(5)For purposes of calculating Adjusted net income and Adjusted Diluted EPS, all adjustments for fiscal 2023 and 2022 were taxed at an adjusted tax rate of 16.9% and 11.9%, respectively.
Liquidity and Capital Resources
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our long-term debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of our remaining available cash flows have been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund various activities, including our capital expenditures, acquisitions, investments, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future. We are exposed to credit risk for cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits; however, we do not believe our concentration of cash and cash equivalents presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through August 31, 2023. During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay borrowings under the 2019 Credit Agreement (as defined below) and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During fiscal 2023, we repaid $375.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $325.0 million. Since loan inception on March 1, 2022, we have repaid $625.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $562.5 million.
As of August 31, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through August 31, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of August 31, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of August 31, 2023.
Refer to Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion of the 2022 Credit Agreement.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. Refer to Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K, for defined terms and more information on the 2022 Swap Agreement.
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
Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year, with the first payment made on September 1, 2022. The Senior Notes were issued at an aggregate discount of $2.8 million and we incurred approximately $9.1 million in debt issuance costs.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
2019 Credit Agreement
On March 29, 2019, we entered into a credit agreement with PNC Bank, National Association (the "2019 Credit Agreement") and borrowed $575.0 million of the available $750.0 million provided by the revolving credit facility thereunder (the "2019 Revolving Credit Facility"). Borrowings under the 2019 Revolving Credit Facility bore interest on the outstanding principal amount at a rate equal to the daily London Interbank Offer Rate ("LIBOR") plus a spread using a debt leverage pricing grid. Interest on the amounts outstanding under the 2019 Revolving Credit Facility was payable quarterly, in arrears, and on the maturity date.
As of March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement. Refer to Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on the termination.
Uses of Liquidity
Returning Value to Stockholders
During fiscal 2023 and 2022, respectively, we returned $315.3 million and $144.6 million to our stockholders in the form of share repurchases and dividends.
Dividends
During fiscal 2023 and 2022, we paid dividends of $138.6 million and $125.9 million, respectively. During fiscal 2023, our dividends increased 10%, which marked the 24th consecutive year we have increased dividends, highlighting our continued

commitment to returning value to our stockholders. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Share Repurchase Program
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market and via privately negotiated transactions, subject to market conditions. We suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards. We suspended our share repurchase program to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023. For fiscal 2023 and 2022, we repurchased 430,350 shares for $176.7 million and 46,200 shares for $18.6 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of August 31, 2023, we had $4.5 million authorized under our share repurchase program for future share repurchases, which was not available for use after August 31, 2023. On June 20, 2023, our Board of Directors authorized up to $300 million for share repurchases on or after September 1, 2023.
Capital Expenditures
For the year ended August 31, 2023, capital expenditures increased by 18.8% to $60.8 million, compared with $51.2 million in fiscal 2022. This increase was primarily due to higher expenditures related to the development of capitalized internal-use software and investments in network-related equipment mainly at our data centers.
Acquisitions
We completed acquisitions of several businesses during fiscal 2021 through fiscal 2023, with the most significant cash flows related to the acquisitions of CGS, Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS, operating on behalf of the ABA, is the exclusive issuer of CUSIP and CINS identifiers globally and also acts as the official numbering agency for ISIN identifiers in the United States and as a substitute number agency for more than 30 other countries. We acquired CGS to expand our critical role in the global capital markets.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring platform for the private capital industry. We acquired Cobalt to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and to expand our private markets offering.
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, net of cash acquired. TVL is a leading provider of sustainability information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative sustainability behavior. We acquired TVL to further enhance our commitment to providing industry leading access to sustainability data across our platforms.
Refer to Note 6, Acquisitions, in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion of the CGS, Cobalt and TVL acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023 and 2022, we had total purchase obligations with suppliers of $362.2 million and $373.9 million, respectively. Our total purchase obligations as of August 31, 2023 and 2022 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients, and our commitments to third-party software providers mainly include internal-use software licenses.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
As of August 31, 2023, Cash and cash equivalents were $425.4 million, compared with $503.3 million as of August 31, 2022. Our cash and cash equivalents are held in numerous locations throughout the world, with $165.4 million in the Americas, $148.4 million in EMEA (predominantly in the UK) and the remaining $111.6 million in Asia Pacific (predominantly in India and the Philippines) as of August 31, 2023. As of August 31, 2023, we had approximately $204.0 million of undistributed foreign earnings. We permanently reinvest all foreign undistributed earnings, except in jurisdictions where earnings can be repatriated substantially free of tax. It is not practicable to determine the deferred tax liability that would be payable if these earnings were repatriated to the U.S.
The table below provides selected cash flow information:

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$645,573	$538,277	$107,296	19.9%
Net cash provided by (used in) investing activities	(95,393)	(2,033,675)	1,938,282	(95.3)%
Net cash provided by (used in) financing activities	(632,024)	1,339,234	(1,971,258)	(147.2)%
Effect of exchange rate changes on cash and cash equivalents	4,015	(22,428)	26,443	(117.9)%
Net increase (decrease) in cash and cash equivalents	$(77,829)	$(178,592)	$100,763	(56.4)%
Operating
For fiscal 2023, net cash provided by operating activities was $645.6 million, which included net income of $468.2 million, non-cash charges of $194.6 million and a net cash outflow of $17.2 million to support working capital requirements. The non-cash charges were primarily driven by $105.4 million of depreciation and amortization, $62.0 million of stock-based compensation expense and $32.3 million from amortization of lease ROU assets, partially offset by $31.1 million in deferred income taxes. The net cash outflow in working capital was primarily due to an increase in accounts receivable driven by sales and the timing of client payments and cash outflows for lease payments, partially offset by an increase in net taxes payable due to an out-of-period adjustment related to an ongoing review and analysis of certain tax positions and timing of tax payments in certain jurisdictions.
For fiscal 2022, net cash provided by operating activities was $538.3 million, which included net income of $396.9 million, non-cash charges of $241.3 million and net cash outflow of $99.9 million to support working capital requirements. The non-cash charges were primarily driven by $86.7 million of depreciation and amortization, $64.3 million in asset impairment charges, $56.0 million of stock-based compensation expense and $43.0 million from amortization of lease ROU assets. The net cash outflow in working capital was primarily driven by cash outflows for lease payments and an increase in accounts receivable driven by sales and the timing of client payments.
Investing
For fiscal 2023, net cash used in investing activities was $95.4 million, mainly driven by capital expenditures of $60.8 million, primarily due to capitalization of compensation costs related to development of capitalized internal-use software and, to a lesser extent, investments in network-related equipment mainly at our data centers and laptops. Cash used in investing activities was also driven by the acquisition of a business for $23.6 million.
For fiscal 2022, net cash used in investing activities was $2,033.7 million, mainly driven by the cash purchase of CGS for $1.932 billion, inclusive of working capital adjustments, and the cash purchase of Cobalt for $50.0 million, net of cash acquired and inclusive of working capital adjustments.

Financing
For fiscal 2023, net cash used in financing activities was $632.0 million, consisting mainly of $375.0 million related to the partial repayment of the 2022 Term Facility, $176.7 million of share repurchases and $138.6 million of dividend payments, partially offset by $72.0 million in proceeds from employee stock plans.
For fiscal 2022, net cash provided by financing activities was $1,339.2 million, consisting mainly of $2,238.4 million proceeds received from the 2022 Credit Facilities and Senior Notes and $86.0 million of proceeds from employee stock plans, partially offset by $825.0 million related to the full repayment and termination of the 2019 Credit Agreement and, to a lesser extent, the partial repayment of the 2022 Term Loan Facility, $125.9 million of dividend payments and $18.6 million of share repurchases.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities, less purchases of PPE and capitalized internal use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to stockholders, investing in our business, making strategic acquisitions, and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(dollar amounts in thousands)	2023	2022	Change
Net cash provided by operating activities	$645,573	$538,277	$107,296
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(60,786)	(51,156)	(9,630)
Free cash flow	$584,787	$487,121	$97,666
During fiscal 2023, we generated free cash flow of $584.8 million, an increase of $97.7 million compared with fiscal 2022. This change reflects a $107.3 million increase in cash provided by operating activities, mainly due to lower working capital requirements and higher net income, partially offset by an increase in purchases of PPE and capitalized internal-use software, primarily driven by higher capitalized costs related to internal-use software and investments in network-related equipment at our data centers.
Off-Balance Sheet Arrangements
As of August 31, 2023 and August 31, 2022, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 12, Debt and Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on our letters of credit.
As of August 31, 2023 and August 31, 2022, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of August 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures of the Indian Rupee, Euro, British Pound Sterling and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected primary currency operating expenses over their respective hedge periods which range from the first quarter of fiscal 2024 through the fourth quarter of fiscal 2024.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars:

	August 31, 2023			August 31, 2022
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£45,000	$56,098		£44,200	$55,567
Euro		€39,000	42,646		€37,500	40,679
Indian Rupee	Rs	3,363,150	40,300	Rs	2,667,928	33,600
Philippine Peso	₱	1,888,541	33,600	₱	1,462,060	27,000
Total			$172,644			$156,846
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K.
We disclose the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. The critical accounting estimates and judgments that we believe to have the most significant impacts to our Consolidated Financial Statements are described below.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rate differs from the statutory rate primarily due to the impact of state taxes, foreign operations, research and development ("R&D") and other tax credits, tax audit settlements, the tax benefit from stock option exercises and the foreign derived intangible income ("FDII") tax deduction.
Our provision for income taxes is subject to volatility and could be adversely impacted by numerous factors such as changes in earnings or tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations of them. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits.
Further, as a result of certain ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these employment and capital investment actions and commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.
Significant judgement is required in determining our uncertain tax positions. We follow a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not (defined as a likelihood of more than 50%) that a tax position will be sustained based on its technical merits as of the reporting date. The second step, for those positions that meet the recognition criteria, is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority. As the determination of liabilities related to uncertain tax positions and associated interest and penalties requires significant estimates and assumptions, there can be no assurance that we will accurately predict the outcomes of these audits. For this reason and due to ongoing audits by multiple tax authorities, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. We accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Provision for income taxes on our Consolidated Statements of Income includes the impact of changes to reserves and any related interest. We have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates.
Refer to Note 10, Income Taxes in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further information.
Stock-based Compensation
We measure compensation expense for all stock-based awards using a lattice-binomial option-pricing model ("binomial model") or the Black-Scholes model to estimate the grant-date fair value. Both models involve certain estimates and subjective assumptions regarding our stock price volatility, the expected life of the award, the term selected for the risk-free rate and the expected dividend yield. The binomial model also incorporates market conditions, vesting restrictions and exercise patterns.
Our performance share units ("PSUs") require management to make assumptions regarding the probability of achieving specified performance levels established at the time of grant, which are reviewed on a quarterly basis. The ultimate number of common shares that may be earned from a PSU is determined pursuant to a payout range based on the achievement of specified performance levels.
We estimate expected forfeitures of equity awards at the date of grant and recognize compensation expense only for those awards expected to vest. The forfeiture assumption is revised if actual forfeitures differ from those estimates.
The assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, which involve inherent uncertainties. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could differ from amounts recorded. Refer to Note 16, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further information.
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
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our services. We also consider the share price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying amount of a reporting unit with its fair value. To perform this analysis, we apply the income approach which utilizes discounted cash flows, along with other relevant market information. Significant judgment is involved in determining the assumptions used in estimating future cash flows. These assumptions include, but are not limited to, the following estimates: expected sales, working capital needs to support each reporting unit, capital expenditures and related depreciation and amortization, operating expenses, expected tax rates and the weighted average cost of capital for each reporting unit. Our cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact the present value of expected cash flows used in determining fair value of a reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value. The impairment loss for the reporting unit cannot exceed the carrying amount of the goodwill allocated to that reporting unit.

Intangible Assets
We amortize our identifiable intangible assets over their estimated useful lives, which are evaluated annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Determining the useful life of intangible assets requires judgement and an understanding of our planned use of the asset, among other factors.
Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Significant judgment is involved in determining the assumptions used in estimating future cash flows.
Refer to Note 8, Goodwill and Note 9, Intangible Assets in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further details.
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
Long-lived Assets
We review our PPE to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, the asset group is tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows.
A significant amount of judgment is involved in determining if an indicator of impairment has occurred and in calculating the inputs to the impairment calculation. Indicators we consider include, but are not limited to, a significant decline in our expected future cash flows, a change in an expected useful life, unanticipated competition, slower growth rates, ongoing maintenance and improvements of the assets, or changes in the usage or operating performance. Inputs to an impairment calculation include estimates related to future cash flows and asset fair values, forecasting asset useful lives and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions included in our impairment assessment, we may be exposed to losses that could be material.
Refer to Note 7, Property, Equipment and Leasehold Improvements in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for further information.
Contingencies
We are subject to various legal proceedings, claims and litigation that have arisen in the ordinary course of business, which involve inherent uncertainties. Assessing the probability of loss for such contingencies and determining how to accrue the appropriate liabilities requires judgment. If actual results differ from our assessments, our financial position, results of operations, or cash flows would be affected. Refer to Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K, for more information on contingent matters.
New Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations. Current market events have not required us to materially modify our financial risk management strategies with respect to our exposures to foreign currency exchange risk or interest rate risk.
Foreign Currency Transaction Risk
We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of August 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures of the Indian Rupee, Euro, British Pound Sterling and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected primary currency operating expenses over their respective hedge periods, which range from the first quarter of fiscal 2024 through the fourth quarter of fiscal 2024. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") on the Consolidated Balance Sheets and subsequently reclassified into SG&A in the Consolidated Statements of Income when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income and the impact of foreign currency exchange rate fluctuations, net of hedge activity, to operating income:

	Years ended August 31,
(in thousands)	2023	2022
Foreign currency forward contracts gain (loss) reclassified from AOCL into SG&A	$(3,176)	$(7,867)
Foreign currency exchange rate fluctuations increase (decrease) to operating income(1)	$25,719	$(3,059)
(1)Impact to operating income is net of hedge activity.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of August 31, 2023, relative to the other foreign currencies in which we transact. Based on the financial results for fiscal 2023, the fair value of our outstanding forward contracts would have increased by $17.0 million and our operating income, excluding these forward contracts, would have decreased by $42.9 million. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Refer to Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on our foreign currency exposures and our foreign currency forward contracts.
Foreign Currency Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.

The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Years ended August 31,
(in thousands)	2023	2022
Foreign currency translation adjustment gains (losses)	$21,511	$(74,666)
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of August 31, 2023, we had Cash and cash equivalents of $425.4 million and Investments of $32.2 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds. Our Investments consist of mutual funds. We are exposed to interest rate risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on our cash and cash equivalents.
Debt
2022 Credit Agreement
As of August 31, 2023, our outstanding variable interest rate debt included $375.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. During fiscal 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus 0.1% credit spread adjustment). The spread remained consistent from the date of borrowing through August 31, 2023.
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2022 Swap Agreement on March 1, 2022, to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. As of August 31, 2023, the notional amount of the 2022 Swap Agreement was $200.0 million, maturing on February 28, 2024.
As our Senior Notes have a fixed interest rate, they are not subject to interest rate changes. As a result of the 2022 Swap Agreement, our exposure to fluctuations in SOFR is limited to our borrowings from the 2022 Credit Facilities in excess of amounts that are hedged, which was $425.0 million of our outstanding principal balance as of August 31, 2023. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in a $1.1 million change to our annual interest expense.
Refer to Note 12, Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K for more information on our outstanding borrowings as of August 31, 2023.

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
We maintain accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, we assessed our internal control over financial reporting as of August 31, 2023 and issued a report (see below).
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2023. Ernst & Young LLP (PCAOBID: 42), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report on the subsequent page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 27, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Measurement of income tax provision
Description of the Matter
As discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2023, the Company recognized a consolidated provision for income taxes of $115.8 million with $54.3 million related to its U.S. operations and $61.5 million related to its Non-U.S. operations.

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

Among other audit procedures performed, we evaluated the reasonableness of management’s allocation methodologies by analyzing the methodology based on the Company’s structure, operations and current tax law. We recalculated income tax expense using management’s methodology and agreed the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax law to management’s allocation methodologies and tax position. This included evaluating third-party reports and advice obtained by the Company. We also performed a sensitivity analysis to evaluate the effect from changes in management’s allocation methodologies and assumptions. We have evaluated the Company’s income tax disclosures included in Note 10, Income Taxes, of the Consolidated Financial Statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Stamford, CT
October 27, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FactSet Research Systems Inc.
Opinion on Internal Control over Financial Reporting
We have audited FactSet Research System Inc.’s (the Company) internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 Consolidated Financial Statements of the Company and our report dated October 27, 2023, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, CT
October 27, 2023

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2023	2022	2021
Revenues	$2,085,508	$1,843,892	$1,591,445
Operating expenses
Cost of services	973,225	871,106	786,400
Selling, general and administrative	457,130	433,032	331,004
Asset impairments	25,946	64,272	—
Total operating expenses	1,456,301	1,368,410	1,117,404

Operating income	629,207	475,482	474,041

Other income (expense), net
Interest income	12,809	6,175	1,806
Interest expense	(66,319)	(35,697)	(8,200)
Other income (expense), net	8,257	(2,366)	(30)
Total other income (expense), net	(45,253)	(31,888)	(6,424)

Income before income taxes	583,954	443,594	467,617

Provision for income taxes	115,781	46,677	68,027
Net income	$468,173	$396,917	$399,590

Basic earnings per common share	$12.26	$10.48	$10.56
Diluted earnings per common share	$12.04	$10.25	$10.36

Basic weighted average common shares	38,194	37,864	37,856
Diluted weighted average common shares	38,898	38,736	38,570

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2023	2022	2021
Net income	$468,173	$396,917	$399,590
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(269)	5,245	(504)
Foreign currency translation adjustment gains (losses)	21,511	(74,666)	835
Other comprehensive income (loss)	21,242	(69,421)	331
Comprehensive income	$489,415	$327,496	$399,921
(1) Presented net of a tax benefit of $61 thousand, tax expense of $1,657 thousand, and a tax benefit of $162 thousand for the years ended August 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2023	2022
ASSETS
Cash and cash equivalents	$425,444	$503,273
Investments	32,210	33,219
Accounts receivable, net of reserves of $7,769 at August 31, 2023 and $2,776 at August 31, 2022	237,665	204,102
Prepaid taxes	24,206	38,539
Prepaid expenses and other current assets	50,610	91,214
Total current assets	770,135	870,347

Property, equipment and leasehold improvements, net	86,107	80,843
Goodwill	1,004,736	965,848
Intangible assets, net	1,859,202	1,895,909
Deferred taxes	27,229	3,153
Lease right-of-use assets, net	141,837	159,458
Other assets	73,676	38,747
TOTAL ASSETS	$3,962,922	$4,014,305

LIABILITIES
Accounts payable and accrued expenses	$121,816	$108,395
Current lease liabilities	28,839	29,185
Accrued compensation	112,892	114,808
Deferred revenues	152,430	152,039
Current taxes payable	31,009	—
Dividends payable	37,265	33,860
Total current liabilities	484,251	438,287

Long-term debt	1,612,700	1,982,424
Deferred taxes	6,737	8,800
Deferred revenues, non-current	3,734	7,212
Taxes payable	30,344	34,211
Long-term lease liabilities	198,382	208,622
Other liabilities	6,844	3,341
TOTAL LIABILITIES	$2,342,992	$2,682,897
Commitments and contingencies (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,096,628 and 41,653,218 shares issued, 38,025,372 and 38,044,756 shares outstanding at August 31, 2023 and 2022, respectively	421	417
Additional paid-in capital	1,323,631	1,190,350
Treasury stock, at cost: 4,071,256 and 3,608,462 shares at August 31, 2023 and 2022, respectively	(1,122,077)	(930,715)
Retained earnings	1,505,096	1,179,739
Accumulated other comprehensive loss	(87,141)	(108,383)
TOTAL STOCKHOLDERS’ EQUITY	$1,619,930	$1,331,408

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,962,922	$4,014,305
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$468,173	$396,917	$399,590
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	105,384	86,683	64,476
Amortization of lease right-of-use assets	32,344	43,032	42,846
Stock-based compensation expense	62,038	56,003	45,065
Deferred income taxes	(31,119)	(8,715)	(4,602)
Asset impairments	25,946	64,272	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(40,103)	(32,980)	3,646
Accounts payable and accrued expenses	8,393	12,815	2,068
Accrued compensation	(3,431)	14,524	21,815
Deferred revenues	(3,387)	(6,100)	5,078
Taxes payable, net of prepaid taxes	41,396	(19,275)	26,298
Lease liabilities, net	(39,704)	(48,628)	(42,750)
Other, net	19,643	(20,271)	(8,304)
Net cash provided by operating activities	645,573	538,277	555,226
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(60,786)	(51,156)	(61,325)
Acquisition of businesses, net of cash and cash equivalents acquired	(23,593)	(1,981,641)	(58,056)
Purchases of investments	(11,014)	(878)	(18,787)
Proceeds from maturity or sale of investments	—	—	2,176
Net cash provided by (used in) investing activities	(95,393)	(2,033,675)	(135,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	2,238,355	—
Repayments of debt	(375,000)	(825,000)	—
Payments of debt issuance costs	—	(9,736)	—
Dividend payments	(138,601)	(125,934)	(117,927)
Proceeds from employee stock plans	72,006	86,047	64,177
Repurchases of common stock	(176,720)	(18,639)	(264,702)
Other financing activities	(13,709)	(5,859)	(4,259)
Net cash provided by (used in) financing activities	(632,024)	1,339,234	(322,711)
Effect of exchange rate changes on cash and cash equivalents	4,015	(22,428)	(263)
Net increase (decrease) in cash and cash equivalents	(77,829)	(178,592)	96,260
Cash and cash equivalents at beginning of period	503,273	681,865	585,605
Cash and cash equivalents at end of period	$425,444	$503,273	$681,865

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$76,524	$29,525	$8,021
Cash paid during the year for income taxes, net of refunds	$91,170	$76,252	$46,588

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$37,265	$33,860	$30,845
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2020	40,767,708	$408	$939,067	2,737,456	$(636,956)	$633,149	$(39,293)	$896,375
Net income						399,590		399,590
Other comprehensive income (loss)							331	331
Common stock issued for employee stock plans	360,877	4	64,173	318	(104)			64,073
Vesting of restricted stock	34,607	—		12,614	(4,155)			(4,155)
Repurchases of common stock				797,385	(264,702)			(264,702)
Stock-based compensation expense			45,065					45,065
Dividends declared						(120,224)		(120,224)
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						396,917		396,917
Other comprehensive income (loss)							(69,421)	(69,421)
Common stock issued for employee stock plans	450,527	5	86,042	260	(128)			85,919
Vesting of restricted stock	39,499	—		14,229	(6,031)			(6,031)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			56,003					56,003
Dividends declared						(129,693)		(129,693)
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						468,173		468,173
Other comprehensive income (loss)							21,242	21,242
Common stock issued for employee stock plans	360,375	3	72,003	410	(166)			71,840
Vesting of restricted stock	83,035	1	(1)	32,034	(13,544)			(13,544)
Excise tax on share repurchases					(932)			(932)
Repurchases of common stock				430,350	(176,720)			(176,720)
Stock-based compensation expense			62,038					62,038
Dividends declared						(142,816)		(142,816)
Other			(759)					(759)
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible products that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2023, we had nearly 8,000 clients comprised of almost 190,000 investment professionals, including asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity & venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. Our platform and solutions are supported by our dedicated client service teams.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 18, Segment Information, for further discussion. For each of our segments, we execute our strategy through three workflow solutions: Research & Advisory; Analytics & Trading; and Content & Technology Solutions ("CTS"). CGS operates as part of CTS.

Revised Organizational Approach
We have a long-term view of our business and are committed to investing for growth and efficiency. Starting September 1, 2023, the beginning of our fiscal 2024 year, we revised our internal organization by firm type to better align with our clients, as follows:
•Analytics & Trading will become "Institutional Buyside," focusing on asset managers, asset owners, and hedge fund companies.
•Research & Advisory will become two groups:
◦"Dealmakers," focusing on banking and sell-side research, corporate, and private equity and venture capital workflows; and
◦"Wealth," focusing on wealth management workflows.
•We will discuss the results of our Partnerships and CGS groups, in combination. Partnerships delivers solutions primarily to content providers, financial exchanges, and rating agencies, while CGS is the exclusive issuer of CUSIP and CINS identifiers globally.
•The activities of CTS will be reassigned to Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.
This realignment of firm types is not expected to impact our segment reporting for fiscal 2024.
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
We have evaluated subsequent events through the date that the financial statements were issued.
Reclassifications
In fiscal 2023, we separated the components of Interest expense, net to present Interest income and Interest expense separately in the Consolidated Statements of Income. We conformed the comparative figures for fiscal 2022 and 2021 to the current year's presentation.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates may include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, long-lived assets, contingencies and impairment assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Revenue Recognition
Revenues are measured as the amount of consideration expected to be received in exchange for fulfilling our contractual performance obligations with our clients. The majority of our revenues are derived from client access to our multi-asset solutions powered by our suite of connected content available over the contractual term (referred to as the "hosted platform"). The hosted platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. In addition, through our CGS platform, we provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "identifier platform").

We determined the majority of our contracts with clients, whether for our hosted platform or identifier platform services, each represent a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of our promise to the client is to provide daily access to each of these data and analytics platforms, with revenue recognized over-time as performance is satisfied on an output time-based measure of progress, as the client is simultaneously receiving and consuming the benefits of the platform.
We record deferred revenues when payments are received in advance of performance under the contract.
Stock-Based Compensation
Our stock-based awards include stock options, restricted stock units ("RSUs"), performance share units ("PSUs") and common stock purchased by eligible employees under our employee stock purchase plan ("ESPP"). We measure and recognize stock-based compensation for all stock-based awards granted to our employees and our non-employee members of the Board of Directors ("non-employee directors") based on their estimated grant date fair value. To estimate the grant date fair value, we utilize a lattice-binomial option-pricing model ("binomial model") for our employee stock options and the Black-Scholes model for non-employee director stock options and common stock purchased by eligible employees under our ESPP.
Both the binomial model and Black-Scholes model involve certain estimates and assumptions such as:
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
The binomial model also incorporates market conditions, vesting restrictions and exercise patterns.
For RSUs and PSUs, the grant date fair value is measured by reducing the grant date price of our common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The number of PSUs granted assumes target-level achievement of the specified performance levels within the payout range. The ultimate number of common shares that may be earned from a PSU is determined based on the actual achievement of the specified performance levels within the payout range.
Stock-based compensation expense for stock option and RSU awards is recognized over the requisite service period using the straight-line method. The amount of stock-based compensation expense recognized on any date, for stock options and RSUs granted, is at least equal to the vested portion of the award on that date.
Our PSUs require management to make assumptions regarding the probability of achieving specified performance levels established at the time of grant, and recognize stock-based compensation expense using the straight-line method over the requisite service period. The probability of achieving the specified performance levels is reviewed on a quarterly basis to ensure the amount of stock-based compensation expense appropriately reflects the expected achievement.
For our ESPP, compensation expense is recognized on a straight-line basis over the offering period.
Stock-based awards are subject to the continued employment and continued service at the time of vesting by employees and non-employee directors, respectively. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
Research and Product Development Costs
We do not have a separate research and product development ("R&D") department, but rather these costs primarily consist of employee expenses, such as salaries and related benefits for our product development, software engineering and technical support departments, and certain third parties. These teams collaborate with our strategists, product and content managers, technologists, sales and other team members to develop new products and process innovations and enhance existing products. Our R&D costs are expensed as incurred and are primarily recorded in employee compensation costs, which are included in our Cost of services and Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income, dependent on the nature of the team. We incurred R&D costs of $267.4 million, $255.1 million and $250.1 million during fiscal 2023, 2022 and 2021, respectively.

Income Taxes
We account for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recorded for the temporary differences between the financial statement and the tax basis of assets and liabilities. In addition, deferred tax assets and liabilities are recorded for net operating loss carryforwards ("NOLs") and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not (defined as a likelihood of more than 50%) to be realized.
Applicable accounting guidance prescribes a comprehensive model for financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. We follow a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not (defined as a likelihood of more than 50%) that a tax position will be sustained based on its technical merits as of the reporting date. The second step, for those positions that meet the recognition criteria, is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority. We classify the liability for unrecognized tax benefits as Taxes Payable (non-current) and to the extent we anticipate payment of cash within one year, the benefit is classified as Current taxes payable in the Consolidated Balance Sheets.
The determination of liabilities related to uncertain tax positions and associated interest and penalties requires significant estimates and assumptions; as such, there can be no assurance that we will accurately predict the outcomes of these audits. For this reason and due to ongoing audits by multiple tax authorities, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
We accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws, and classify this interest as Provision for income taxes in the Consolidated Statements of Income and Current taxes payable or Taxes payable (non-current), based on the expected timing of the payment, within the Consolidated Balance Sheets.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds available for withdrawal without restriction or with original maturities of 90 days or less. The carrying value of our cash and cash equivalents approximates fair value.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, net of an allowance for any potential uncollectible amounts. Accounts receivable also includes unbilled receivables reflecting revenues earned but not yet invoiced. Amounts included in accounts receivable are expected to be collected within one year. We evaluate our allowance to include expected credit losses and collectability trends based on a variety of factors, including our historical write-off activity, current economic environment, customer-specific information and expectations of future economic conditions. Our allowance is recorded to SG&A in the Consolidated Statements of Income and we assess the adequacy of the allowance on a quarterly basis. Recoveries of accounts previously reserved are recognized as a reversal to SG&A when payment is received. We write-off accounts receivable balances when we have exhausted our collection efforts.
Property, Equipment and Leasehold Improvements
Property, equipment and leasehold improvements ("PPE") are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated based on the straight-line method over the estimated useful lives of the assets, ranging from three to five years for computers and related equipment and seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their respective useful lives or the related lease term. Repairs and maintenance expenditures, which are not considered leasehold improvements, and do not extend the useful life of the property and equipment, are expensed as incurred.
We review our PPE to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, the asset group is tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.
Goodwill
We recognize the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level annually, or more frequently if impairment indicators occur. Goodwill is deemed to be impaired and written-down in the period in which the carrying value of the reporting unit exceeds its fair value. We have three reporting units, Americas, EMEA and Asia Pacific, which are consistent with our operating segments.
When assessing goodwill for impairment, we may first elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying amount of a reporting unit with its fair value. To perform this analysis, we apply the income approach which utilizes discounted cash flows, along with other relevant market information. The annual review of the carrying value of goodwill requires us to develop estimates of expected cash flows by reporting unit, based on future business performance, discounted by their respective weighted average cost of capital. Changes in our estimates can impact the present value of expected cash flows used in determining fair value of a reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value. The impairment loss for the reporting unit cannot exceed the carrying amount of the goodwill allocated to that reporting unit.
Intangible Assets
Acquired Intangible Assets
We amortize intangible assets over their estimated useful lives, assuming no residual value. We evaluate the useful lives annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows.
Developed Technology
Our developed technology intangible assets include capitalized internal-use software related to internal and external costs incurred during the application development stage related to developing, modifying or obtaining software for internal-use. Costs related to software upgrades and enhancements are capitalized if it is determined that these upgrades or enhancements provide additional functionality to the software. The capitalized software is amortized using the straight-line method over the estimated useful life of the software, generally three to five years. These assets are subject to the impairment test guidance specified in the Acquired Intangible Assets disclosure above.
Leases
Our lease portfolio consists of operating leases primarily related to our office space. We determine if an arrangement qualifies as a lease at inception by evaluating if there is an identified asset and whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. For operating leases with a term greater than one year, we recognize lease right-of-use ("ROU") assets and lease liabilities as the present value of future minimum lease payments over the reasonably certain lease term beginning at the commencement date. The future minimum lease payments include fixed lease payments and certain qualifying index-based variable payments. Our lease ROU assets may further be impacted by prepayments, lease incentives received and initial direct costs incurred. Our operating leases are classified within Lease right-of-use assets, net, Current lease liabilities and Long-term lease liabilities on our Consolidated Balance Sheets.
Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate ("IBR") at the lease commencement date, or on the date of lease modification, if applicable, in determining the present value of future payments. Our IBR is derived by selecting U.S. corporate yield curves observed for public companies that are reflective of our credit rating, adjusted to approximate a secured rate of borrowing. We also consider revisions to the rate to reflect the geographic location where the leased asset is located.
Certain of our lease agreements include options to extend and options to terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise. We account for the lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense in the Consolidated Statements of Income). Variable lease payments are not included in the calculation of lease ROU assets and lease liabilities and are expensed as incurred within occupancy costs.
We review our lease ROU assets for impairment when there is an indication that an asset may no longer be recoverable. The impairment assessment requires significant judgments and estimates, including estimating subtenant rental income, calculating an appropriate discount rate and assessing other applicable future cash flows associated with the leased location. These estimates are based on our experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction to the carrying value of the Lease right-of-use assets, net with a corresponding increase to Asset impairments on our Consolidated Balance Sheets and Consolidated Statements of Income, respectively.
Derivative Instruments
We use derivative financial instruments (“derivatives”) to manage exposure to foreign currency exchange rates and variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with foreign currency fluctuations and funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.
Foreign Currency Forward Contracts
As we conduct business outside the U.S. in several currencies, we utilize derivative instruments (foreign currency forward contracts) to mitigate our currency exposures from fluctuations in foreign currency exchange rates that can create volatility in our results of operations, cash flows and financial condition. Our primary currency exposures include the Indian Rupee, Euro, British Pound Sterling and Philippine Peso. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge.
Interest Rate Swap Agreement
We leverage interest rate swap agreements to hedge the variability of our cash flows resulting from floating interest rates on our debt. Through a swap agreement, for the portion of the debt that is hedged, we pay interest at a fixed interest rate as opposed to a floating interest rate per the contractual terms of our debt agreement, at specified intervals throughout the life of the interest rate swap agreement.
Derivative Instrument Classification
At inception of the hedge accounting relationship and on a quarterly basis, we formally assess whether derivatives designated as cash flow hedges are highly effective in offsetting changes to the forecasted cash flows of the hedged items. If the cash flow hedges are deemed to be highly effective, the gain or loss on the cash flow hedges are initially reported as a component of Accumulated other comprehensive loss ("AOCL") on the Consolidated Balance Sheets. These changes are subsequently reclassified to the Consolidated Statements of Income and recorded in SG&A for the foreign currency forward contracts and Interest expense for the interest rate swap agreements, when the hedged exposure affects earnings. All our derivatives are assessed for effectiveness at each reporting period and are designated as hedging instruments.
Treasury Stock
We account for treasury stock under the cost method and include treasury stock as a component of Stockholders' equity on the Consolidated Balance Sheets. We may repurchase shares of our common stock under our share repurchase program in the open market and via privately negotiated transactions, subject to market conditions. Repurchased shares of our common stock are recorded at the market price on the trade date and are held as treasury shares until they are reissued or retired. When treasury shares are reissued, if the issuance price is higher than the average price paid to acquire the shares ("the cost"), the excess of the issuance price over the cost is credited to additional paid-in capital ("APIC"). If the issuance is lower than the cost, the difference is first charged against any credit balance in APIC from treasury stock, with the remaining balance charged to Retained earnings.
We account for the formal retirement of treasury shares by deducting its par value from common stock, reflecting any excess over par value as a reduction to APIC (to the extent created by previous issuances of the shares) and then Retained earnings.
The Inflation Reduction Act of 2022 ("IRA"), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During fiscal 2023, we reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased, and recorded a corresponding liability for the excise taxes payable in Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The inputs to these methodologies consider market comparable information taking into account the principal or most advantageous market in which we would transact. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Foreign Currency Translation and Remeasurement
Certain wholly-owned subsidiaries operate under a functional currency different from the U.S. dollar, including our primary currency exposures of the Indian Rupee, Euro, British Pound Sterling and Philippine Peso.
The financial statements of our foreign subsidiaries that are local currency functional are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average monthly rates for revenues and expenses. The resulting translation gains and losses that arise from translating these assets, liabilities, revenues and expenses of our foreign operations are recorded in AOCL in the Consolidated Balance Sheets.
For the financial statements of our foreign subsidiaries that are U.S. dollar functional, but maintain their books of record in their respective local currency, we remeasure our revenues and expenses into U.S. dollars at the average rates of exchange for the period, monetary assets and liabilities using period-end rates and non-monetary assets and liabilities at their historical rates. The resulting remeasurement gains and losses that arise from remeasuring the assets and liabilities of our foreign operations are recorded to SG&A in the Consolidated Statements of Income.
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash and cash equivalents, accounts receivable, investments in mutual funds and derivative instruments. The maximum credit exposure of our cash and cash equivalents, accounts receivable and investments in mutual funds is their carrying values as of the balance sheet date. The maximum credit exposure related to our derivative instruments is based upon the gross fair values as of the balance sheet date.
Cash and Cash Equivalents and Investments

We are exposed to credit risk on our cash and cash equivalents and investments in mutual funds in the event of default by the financial institutions with which we transact. We invest our cash and cash equivalents and investments in mutual funds in accordance with our restrictive cash investment practices with the primary objective to preserve capital and maintain liquidity while minimizing our exposure to credit risk. We have not experienced any losses in such accounts and we limit our exposure to credit loss by placing our cash and cash equivalents and investments in mutual funds with multiple financial institutions that we believe are high-quality and credit-worthy.

Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. Our receivable reserve was $7.8 million and $2.8 million as of August 31, 2023 and August 31, 2022, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total subscription revenues in any fiscal year presented. Our concentration of credit risk related to our accounts receivable is generally limited, due to our large and geographically dispersed client base.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the year ended August 31, 2023.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2023. We maintain back-up facilities and other redundancies at our major data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during fiscal 2023 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued or effective as of August 31, 2023 that had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions powered by our content refinery, over the associated contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics, and enterprise solutions. In addition, through our CGS platform, we provide subscription access to a database of universally recognized identifiers enabling differentiating characteristics for issuers and their financial instruments (referred to as the "Identifier Platform").
We determined that the majority of our contracts with clients, whether for our Hosted Platform or Identifier Platform services, each represent a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient as the amount of consideration that we have the right to invoice corresponds directly with the value of our performance to date.
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
The following table presents revenues disaggregated by segment:

	Years ended August 31,
(in thousands)	2023	2022	2021
Americas	$1,335,484	$1,173,946	$1,008,046
EMEA	539,843	484,279	427,700
Asia Pacific	210,181	185,667	155,699
Total Revenues	$2,085,508	$1,843,892	$1,591,445
We have not disclosed revenues from external clients by product and service, as it is impracticable for us to do so.
4. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches are permissible. The inputs to these methodologies consider market comparable information, taking into account the principal or most advantageous market in which we would transact, when pricing the asset or liability.
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2023 and 2022. We did not have any transfers between levels of fair value measurements during fiscal 2023 and 2022.

(in thousands)	Fair Value Measurements at August 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$137,125	$—	$—	$137,125
Mutual funds(2)	—	32,210	—	32,210
Derivative instruments(3)	—	4,383	—	4,383
Total assets measured at fair value	$137,125	$36,593	$—	$173,718

Liabilities
Derivative instruments(3)	$—	$608	$—	$608
Contingent liability(4)	—	—	8,008	8,008
Total liabilities measured at fair value	$—	$608	$8,008	$8,616

(in thousands)	Fair Value Measurements at August 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$179,330	$—	$—	$179,330
Mutual funds(2)	—	33,219	—	33,219
Derivative instruments(3)	—	12,412	—	12,412
Total assets measured at fair value	$179,330	$45,631	$—	$224,961

Liabilities
Derivative instruments(3)	$—	$8,307	$—	$8,307
Total liabilities measured at fair value	$—	$8,307	$—	$8,307

(1) Our money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Our money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are included in Investments within the Consolidated Balance Sheets.
(3) Our derivative instruments include our foreign exchange forward contracts and interest rate swap agreements. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreements, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
(4) The contingent liability resulted from the acquisition of a business during fiscal 2023. This liability reflects the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liability was $7.9 million and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liability is remeasured each reporting period until the contingency is resolved, with any changes in fair value recorded in SG&A in the Consolidated Statements of Income. The change in the fair value of the contingent liability from the acquisition date through August 31, 2023 was driven by the passage of time, with no changes made to key assumptions used in our fair value estimates.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets that are measured at fair value on a non-recurring basis primarily relate to our tangible fixed assets, lease ROU assets, goodwill and intangible assets. The fair values of these non-financial assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information, and discounted cash flow projections. These non-financial assets are required to be assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill.
Asset impairments in the Consolidated Statements of Income were $25.9 million and $64.3 million during fiscal 2023 and 2022, respectively, to reflect the difference between the fair market value and carrying value of certain assets. These impairments were mainly driven by an $18.0 million and $62.2 million charge during fiscal 2023 and 2022, respectively, related to our lease ROU assets and PPE. These charges were associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. For those locations we anticipated subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. To complete this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases.
As there were no expected future cash flows associated with lease ROU assets for locations we will not sublease nor PPE associated with the related vacated leased office space, we determined these assets had no remaining fair value and were fully impaired. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments are classified within Level 3 of the fair value hierarchy.
The remaining asset impairments for fiscal 2023 and 2022 were $7.9 million related to impairment of Developed technology and Trade names and $2.1 million related to Developed technology, respectively.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our Long-term debt on the Consolidated Balance Sheets at fair value. The carrying value of our Long-term debt is net of related unamortized discounts and debt issuance costs.
Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 12, Debt for definitions of these terms and more information on the Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of August 31, 2023 and 2022:

		August 31, 2023		August 31, 2022
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$460,890	$500,000	$470,525
2032 Notes	Level 1	500,000	423,700	500,000	438,205
2022 Term Facility	Level 3	375,000	376,406	750,000	750,975
2022 Revolving Facility	Level 3	250,000	246,875	250,000	249,075
Total principal amount		$1,625,000	$1,507,871	$2,000,000	$1,908,780
Total unamortized discounts and debt issuance costs		(12,300)		(17,576)
Total net carrying value of debt		$1,612,700		$1,982,424

5. DERIVATIVE INSTRUMENTS
Cash Flow Hedges
In designing our hedging approach, we consider several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge to reduce the volatility of our earnings and cash flows. Factors considered in the decision to hedge an underlying market exposure include the materiality of the risk, the volatility of the market, the duration of the hedge, the degree to which the underlying exposure is committed, and the availability, effectiveness and cost of derivative instruments. Derivative instruments are only utilized for risk management purposes and are not used for speculative or trading purposes. We limit counterparties to financial institutions we believe are credit-worthy. Refer to Note 2, Summary of Significant Accounting Policies - Concentrations of Credit Risk, for further discussion on counterparty credit risk.
We leverage foreign currency forward contracts and interest rate swaps to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our interest rate exposure. For a derivative that was designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in AOCL, net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement of our foreign currency forward contracts and swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income when the hedges are settled. All of our derivatives qualified and were designated as cash flow hedges, and none of our derivatives were deemed ineffective for fiscal 2023 and 2022.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of August 31, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures of the Indian Rupee, Euro, British Pound Sterling and Philippine Peso. To mitigate our currency exposure, we entered into these contracts to hedge between 25% to 75% of our projected primary currency operating expenses over their respective hedge periods which range from the first quarter of fiscal 2024 through the fourth quarter of fiscal 2024.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars:

	August 31, 2023			August 31, 2022
(in thousands)	Local Currency		USD	Local Currency		USD
British Pound Sterling		£45,000	$56,098		£44,200	$55,567
Euro		€39,000	42,646		€37,500	40,679
Indian Rupee	Rs	3,363,150	40,300	Rs	2,667,928	33,600
Philippine Peso	₱	1,888,541	33,600	₱	1,462,060	27,000
Total			$172,644			$156,846
There was no discontinuance of our foreign currency cash flow hedges during fiscal 2023 and 2022, as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement. Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022 and is maturing on February 28, 2024. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified. As of August 31, 2023, the notional amount of the 2022 Swap Agreement was $200.0 million.

Refer to Note 12, Debt, for further discussion of our outstanding floating SOFR rate debt and refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
2020 Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement ("2020 Swap Agreement") with a notional amount of $287.5 million. The 2020 Swap Agreement hedged a portion of our then outstanding floating London Interbank Offer Rate ("LIBOR") rate debt with a fixed interest rate of 0.7995% to mitigate our interest rate exposure. On March 1, 2022, we terminated the 2020 Swap Agreement, which resulted in a one-time benefit of $3.5 million recognized in Interest expense in the Consolidated Statements of Income during the third quarter of fiscal 2022, based on its fair market value.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	August 31, 2023	August 31, 2022
Foreign currency forward contracts	$172,644	$156,846
Interest rate swap agreement	200,000	600,000
Total cash flow hedges	$372,644	$756,846
The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	August 31, 2023	August 31, 2022	Balance Sheet Classification	August 31, 2023	August 31, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,260	$—	Accounts payable and accrued expenses	$608	$8,307
Interest rate swap agreement	Prepaid expenses and other current assets	3,123	10,621	Accounts payable and accrued expenses	—	—
	Other assets	—	1,791	Other liabilities	—	—
Total cash flow hedges		$4,383	$12,412		$608	$8,307

Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the years ended August 31, 2023, 2022 and 2021:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2023	2022	2021		2023	2022	2021
Foreign currency forward contracts	$5,783	$(16,356)	$1,660	SG&A	$(3,176)	$(7,867)	$5,027
Interest rate swap agreement	4,368	17,245	745	Interest expense	13,657	1,854	(1,956)
Total cash flow hedges	$10,151	$889	$2,405		$10,481	$(6,013)	$3,071
As of August 31, 2023, we estimate that net pre-tax derivative gains of $3.8 million included in AOCL will be reclassified into earnings within the next 12 months. As of August 31, 2023, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of August 31, 2023 and 2022, there were no material amounts recorded net on the Consolidated Balance Sheets.
6. ACQUISITIONS
We completed acquisitions of several businesses during fiscal 2021 through fiscal 2023, with the most significant cash flows related to the acquisitions of CGS, Cobalt Software, Inc. ("Cobalt") and Truvalue Labs, Inc. ("TVL").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS, operating on behalf of the American Bankers Association ("ABA"), is the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 30 other countries. We acquired CGS to expand our critical role in the global capital markets. The CGS purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the CGS acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.
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
(1) Included an accounts receivable balance of $29.5 million.
(2) Included a deferred revenues balance of $99.4 million. The CGS acquisition was accounted for in accordance with ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805); as such, the deferred revenues did not include a fair value adjustment.
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
The results of CGS's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA, and Asia Pacific segments, beginning with the closing of the acquisition on March 1, 2022. CGS operates as part of our CTS workflow solution. Pro forma information has not been presented because the effect of the CGS acquisition was not material to our Consolidated Financial Statements.
Cobalt Software, Inc.
On October 12, 2021, we acquired all of the outstanding shares of Cobalt for a purchase price of $50.0 million, net of cash acquired, and inclusive of working capital adjustments. Cobalt is a leading portfolio monitoring platform for the private capital industry. We acquired Cobalt to scale our data and workflow solutions through targeted investments as part of our multi-year investment plan and to expand our private markets offering. The Cobalt purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the Cobalt acquisition during the fourth quarter of fiscal 2022 and did not record any material changes to the preliminary purchase price allocation.
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
Goodwill totaling $41.3 million represents the excess of the Cobalt purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas and EMEA segments and is not deductible for income tax purposes. The useful life assigned to Software technology considers our historical experience and anticipated technological changes. The useful life assigned to the Client relationships intangible asset considers the historical client retention as a basis for expected future retention.
The results of Cobalt's operations have been included in our Consolidated Financial Statements, within the Americas and EMEA segments, beginning with its acquisition on October 12, 2021. Pro forma information has not been presented because the effect of the Cobalt acquisition was not material to our Consolidated Financial Statements.
Truvalue Labs, Inc.
On November 2, 2020, we acquired all of the outstanding shares of TVL for a purchase price of $41.9 million, net of cash acquired. TVL is a leading provider of sustainability information. TVL applies artificial intelligence driven technology to over 100,000 unstructured text sources in multiple languages, including news, trade journals, and non-governmental organizations and industry reports, to provide daily signals that identify positive and negative sustainability behavior. We acquired TVL to further enhance our commitment to providing industry leading access to sustainability data across our platforms. The TVL purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. We finalized the purchase accounting for the TVL acquisition during the third quarter of fiscal 2021.

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
Goodwill totaling $30.1 million represents the excess of the TVL purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas segment and is not deductible for income tax purposes. The results of TVL's operations have been included in our Consolidated Financial Statements, within the Americas segment, beginning with its acquisition on November 2, 2020. Pro forma information has not been presented because the effect of the TVL acquisition is not material to our Consolidated Financial Statements.
7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following:

(in thousands)	August 31,
	2023	2022
Leasehold improvements	$97,000	$184,425
Computers and related equipment	70,641	104,514
Furniture and fixtures	32,601	58,143
Subtotal	$200,242	$347,082
Less accumulated depreciation and amortization	(114,135)	(266,239)
Property, equipment and leasehold improvements, net	$86,107	$80,843
Depreciation expense was $18.1 million, $24.3 million and $30.4 million for fiscal 2023, 2022 and 2021, respectively.
During fiscal 2023 and 2022, we incurred impairment charges of $3.6 million and $30.7 million, respectively, for PPE related to vacating certain leased office space. The impairment charges are included within Asset impairments in the Consolidated Statements of Income. Refer to Note 4, Fair Value Measures, for more information on the PPE impairment methodology.
During fiscal 2023, we disposed of fully depreciated assets that were no longer in use and derecognized these assets and related accumulated depreciation from the Consolidated Balance Sheets.

8. GOODWILL
Changes in the carrying amount of goodwill by segment for the years ended August 31, 2023 and 2022 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2021	$430,088	$321,150	$2,967	$754,205
Acquisitions	256,324	428	—	256,752
Foreign currency translations	—	(44,491)	(618)	(45,109)
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Acquisitions	18,347	—	—	18,347
Foreign currency translations	—	20,647	(106)	20,541
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
We performed our annual goodwill impairment test during the fourth quarter of fiscal 2023 and 2022. During fiscal 2023, we utilized a quantitative analysis, electing to bypass the optional qualitative assessment, and concluded there was no impairment as the fair value of each of the Company's reporting units exceeding its carrying value. During fiscal 2022, we utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value.
9. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		August 31, 2023			August 31, 2022
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$65,958	$1,517,042	$1,583,000	$21,986	$1,561,014
Client relationships	11 to 26	265,315	68,701	196,614	263,163	55,405	207,758
Developed technology	3 to 5	109,222	45,560	63,662	80,956	33,676	47,280
Acquired databases	15	46,000	4,600	41,400	46,000	1,533	44,467
Software technology	2 to 10	142,395	108,702	33,693	122,363	96,567	25,796
Data content	7 to 20	35,021	28,508	6,513	32,305	24,973	7,332
Non-compete agreements	4	290	12	278	—	—	—
Trade names	15	—	—	—	6,693	4,431	2,262
Total		$2,181,243	$322,041	$1,859,202	$2,134,480	$238,571	$1,895,909
The weighted average useful life of our intangible assets at August 31, 2023 was 32.6 years. As described in Note 6, Acquisitions, we acquired several intangible assets as part of the CGS acquisition. The weighted average useful life of our intangible assets at August 31, 2023, excluding those acquired from CGS, was 8.9 years.
During fiscal 2023 and 2022, we incurred impairment charges of $7.9 million related to impairment of Developed technology and Trade names and $2.1 million related to Developed technology, respectively, which is included in Asset impairments in the Consolidated Statements of Income. We did not identify a material change to the estimated remaining useful lives of our intangible assets during fiscal 2023 and 2022. The intangible assets have no assigned residual values.
Amortization expense recorded for intangible assets was $87.3 million, $62.4 million, and $31.5 million during fiscal 2023, 2022, and 2021, respectively.

As of August 31, 2023, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2024	$91,788
2025	85,673
2026	79,453
2027	66,007
2028	63,462
Thereafter	1,472,819
Total	$1,859,202

10. INCOME TAXES
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business. Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates.
Income Taxes Provision and Components of Income Taxes
The provision for income taxes is as follows:

(in thousands)	Years ended August 31,
	2023	2022	2021
U.S. operations	$382,702	$281,971	$311,767
Non-U.S. operations	201,252	161,623	155,850
Income before income taxes	$583,954	$443,594	$467,617

U.S. operations	$54,337	$18,107	$40,595
Non-U.S. operations	61,444	28,570	27,432
Total provision for income taxes	$115,781	$46,677	$68,027

Effective tax rate	19.8%	10.5%	14.5%

The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2023	2022	2021
Current
U.S. federal	$38,625	$12,766	$26,734
U.S. state and local	38,600	10,936	13,894
Non-U.S.	69,675	31,690	32,001
Total current taxes	$146,900	$55,392	$72,629

Deferred
U.S. federal	$(17,235)	$(4,722)	$1,031
U.S. state and local	(5,652)	(874)	(1,064)
Non-U.S.	(8,232)	(3,119)	(4,569)
Total deferred taxes	$(31,119)	$(8,715)	$(4,602)
Total provision for income taxes	$115,781	$46,677	$68,027
Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as other non-recurring events.
The following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2023	2022	2021
Tax at U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	3.1	1.8	2.1
Foreign income at other than U.S. rates	(0.1)	(1.2)	(1.0)
Foreign derived intangible income ("FDII") deduction	(1.6)	(2.2)	(1.9)
Income tax benefits from R&D tax credits	(3.8)	(4.1)	(3.9)
Stock-based payments	(2.2)	(3.4)	(2.2)
One-time adjustment(1)	3.8	—	—
Other, net	(0.4)	(1.4)	0.4
Effective tax rate	19.8%	10.5%	14.5%
(1) During fiscal 2023, we recorded an out-of-period adjustment related to a review and analysis of certain tax positions, resulting in a one-time net charge of $22.1 million. The adjustment related to the accounting of tax balance sheet accounts. All local, federal and foreign taxes payable have been paid in a timely manner, subject to normal audits of open years.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	August 31,
	2023	2022
Deferred tax assets:
Lease liabilities	$55,608	$45,842
Stock-based compensation	32,611	30,382
Unrealized tax loss on investment	—	4,216
Capitalization of R&D costs	58,709	—
Other	21,701	19,943
Total deferred tax assets	$168,629	$100,383

Deferred tax liabilities:
Depreciation on property, equipment and leasehold improvements	$29,048	$19,855
Purchased intangible assets, including acquired technology	84,102	57,098
Lease right-of-use assets	33,900	27,540
Other	1,087	1,537
Total deferred tax liabilities	$148,137	$106,030
Total deferred tax assets (liabilities), net	$20,492	$(5,647)
At August 31, 2023, our pre-tax federal and state NOLs were approximately $27.1 million and $9.9 million, respectively. These carryforwards may be used to offset future taxable income. Our federal NOLs have various expiration dates, beginning August 31, 2036, with some federal NOLs having an unlimited carryforward, and our state NOLs have various expiration dates, beginning August 31, 2025. Utilization of the NOLs may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses before utilization.
Unrecognized Tax Benefits
The determination of liabilities related to uncertain tax positions and associated interest and penalties requires significant estimates and assumptions; as such, there can be no assurance that we will accurately predict the outcomes of these audits. We have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates.
The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits as of August 31, 2020	$12,331
Additions based on tax positions related to the current year	4,259
Release for tax positions of prior years	(1,720)
Unrecognized tax benefits as of August 31, 2021(1)	$14,870
Additions based on tax positions related to the current year	7,959
Release for tax positions of prior years	(2,658)
Unrecognized tax benefits as of August 31, 2022(1)	$20,171
Additions based on tax positions related to the current year	4,372
Release for tax positions of prior years	(3,490)
Unrecognized tax benefits as of August 31, 2023(1)	$21,053
(1) The unrecognized tax benefits include accrued interest of $1.6 million, $1.4 million and $1.3 million as of August 31, 2023, 2022 and 2021, respectively.

We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months. If our unrecognized tax benefits as of fiscal 2023, 2022, and 2021 were realized in a future period, this would result in a tax benefit of $19.1 million, $16.5 million and $14.9 million, respectively, which would affect the effective tax rate in a future period.
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2023, we remained subject to examination in the following significant tax jurisdictions for the fiscal years as indicated below:

Significant Tax Jurisdiction	Open Tax Fiscal Years
U.S.
Federal	2019	through	2022
State (various)	2016	through	2022

Europe
United Kingdom	2020	through	2022
France	2020	through	2022
Germany	2019	through	2022
Undistributed Foreign Earnings
As of August 31, 2023, we had approximately $204.0 million of undistributed foreign earnings. We permanently reinvest all foreign undistributed earnings, except in jurisdictions where earnings can be repatriated substantially free of tax. It is not practicable to determine the deferred tax liability that would be payable if these earnings were repatriated to the U.S.
Inflation Reduction Act of 2022
On August 16, 2022, the IRA was signed into law. The IRA contains several revisions to the Code effective for taxable years beginning after December 31, 2022, including a 15% minimum income tax on certain large corporations. We do not expect this revision to have a material impact on our Consolidated Financial Statements.
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
As of August 31, 2023, we recognized $141.8 million of Lease ROU assets, net and $227.2 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just over 12 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.

The following table reconciles our future undiscounted cash flows related to our operating leases and the reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of August 31, 2023:

(in thousands)	Minimum Lease Payments
Years Ended August 31,
2024	$38,292
2025	37,423
2026	37,036
2027	35,825
2028	31,465
Thereafter	88,629
Total	$268,670
Less: Imputed interest	41,449
Present value	$227,221
The following table includes the components of our occupancy costs in our Consolidated Statements of Income:

	Years ended August 31,
(in thousands)	2023	2022	2021
Operating lease cost(1)	$32,330	$38,830	$42,846
Variable lease cost(2)	$17,940	$11,542	$14,585
(1) Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.
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
The following table summarizes our lease term and discount rate assumptions related to the operating leases recorded on the Consolidated Balance Sheets:

	August 31,
	2023	2022
Weighted average remaining lease term (in years)	7.8	8.6
Weighted average discount rate (IBR)	4.5%	4.4%
The following table summarizes supplemental cash flow information related to our operating leases:

	Years ended August 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$39,392	$43,032	$42,076
Lease ROU assets obtained in exchange for lease liabilities(1)	$16,934	$9,348	$6,355
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(1,376)	$(17,597)	$(700)

(1) Primarily includes new lease arrangements entered into during the respective year and contract modifications that extend our lease terms and/or provide additional rights.
(2) Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
During fiscal 2023 and 2022, we incurred impairment charges of $14.4 million and $31.5 million, respectively, related to our lease ROU assets associated with vacating certain leased office space, which are included in Asset impairments in the Consolidated Statements of Income. Refer to Note 4, Fair Value Measures, for more information on the lease ROU assets impairment methodology.

12. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our total debt obligations as of August 31, 2023 and August 31, 2022 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	August 31, 2023	August 31, 2022
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	$375,000	$750,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(12,300)	(17,576)

Total Long-term debt			$1,612,700	$1,982,424
As of August 31, 2023, annual maturities on our total debt obligations, based on contract maturity, were as follows:

(in thousands)	Maturities
Years Ended August 31,
2024	$—
2025	375,000
2026	—
2027	750,000
2028	—
Thereafter	500,000
Total	$1,625,000
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through August 31, 2023.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During fiscal 2023, we repaid $375.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $325.0 million. Since loan inception on March 1, 2022, we have repaid $625.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $562.5 million.
As of August 31, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through August 31, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of August 31, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of August 31, 2023.
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
The Senior Notes were issued at an aggregate discount of $2.8 million and we incurred approximately $9.1 million in debt issuance costs. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the debt liability. The debt discounts and debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
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
On March 1, 2022, we repaid in full and terminated the 2019 Credit Agreement and amortized the remaining related $0.4 million of capitalized debt issuance costs into Interest expense in the Consolidated Statements of Income.
Interest Expense
On March 1, 2022, the 2019 Revolving Credit Facility and 2020 Swap Agreement were both terminated and concurrently replaced with the 2022 Credit Facilities, Senior Notes and 2022 Swap Agreement. The following table presents the interest expense on our outstanding debt which is included in Interest expense in our Consolidated Statements of Income:

	Years Ended August 31,
(in thousands)	2023	2022	2021
Interest expense on outstanding debt(1)	$66,283	$35,152	$8,066
(1) Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreements.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the related interest rate swap agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 3.44% and 2.02% as of August 31, 2023 and August 31, 2022, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2020 Swap Agreement and 2022 Swap Agreement.
13. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
We accrue non-income-tax liabilities for contingencies when we believe that a loss is probable and the amount can be reasonably estimated. Judgment is required to determine both the probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We review accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.
Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 10, Income Taxes for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023 and 2022, we had total purchase obligations with suppliers of $362.2 million and $373.9 million, respectively. Our total purchase obligations as of August 31, 2023 and 2022 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, the majority of which rely on third-party hosting providers. Data is an integral component of the value we provide to our clients, and our commitments to third-party software providers mainly include internal-use software licenses.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt, for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of August 31, 2023 and 2022, we had outstanding capital commitments related to an investment of $0.7 million and $1.1 million, respectively.

Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of August 31, 2023 and 2022, we had approximately $0.6 million and $0.5 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit, which were unused as of both August 31, 2023 and August 31, 2022. Refer to Note 12, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at August 31, 2023, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
Income Taxes
As a multinational company operating in many states and countries, we are routinely audited by various taxing authorities and have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. We believe that the final outcome of these examinations or settlements will not have a material effect on our consolidated financial position, results of operations or our cash flows. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state and foreign income tax liabilities are less than the ultimate assessment, additional expense would result.
Sales Tax Matters
On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the “Sales Taxes”) from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the “Third Notice"; cumulatively with the First and Second Notices, the “Notices”) additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We requested pre-assessment conferences with the Department of Revenue's Office of Appeals to appeal the Notices and on May 24, 2023, we received a Letter of Determination from the Commonwealth upholding the Notices, along with a Notice of Assessment for all the periods covered by the Notices. On June 22, 2023, we filed an Application for Abatement with the Commonwealth disputing all amounts assessed, which was subsequently denied. We are filing petitions with the Appellate Tax Board to appeal all amounts assessed by the Commonwealth and believe that we will ultimately prevail; however, if we do not prevail, the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
We have concluded that some payment to the Commonwealth is probable. We have recorded an accrual which is not material to our consolidated financial statements. While we believe that the assumptions and estimates used to determine the accrual are reasonable, future developments could result in adjustments being made to this accrual.
Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify each of our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of FactSet, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. It is not possible to determine the maximum potential amount for claims made under the indemnification obligations due to the unique set of facts and circumstances likely to be involved in each particular claim and indemnification provision; however, we have purchased a director and officer insurance policy that mitigates our exposure and may enable us to recover a portion of any future amounts paid. We do not believe, based on historical experience and information currently available, that it is probable that any material amounts will be required to be paid under such indemnification obligations.
14. STOCKHOLDERS’ EQUITY
Share Repurchases

(in thousands, except share data)	Years ended August 31,
	2023	2022	2021
Repurchases of common stock under the share repurchase program(1)	430,350	46,200	797,385
Total cost of shares repurchased(1)(2)	$176,720	$18,639	$264,702
(1) Amounts do not include the fiscal 2023, 2022 and 2021 repurchases of 32,444 shares ($13.7 million), 14,489 shares ($6.2 million) and 12,932 shares ($4.3 million) of common stock, respectively, primarily to satisfy tax withholding obligations due upon the vesting of stock-based awards.
(2) For fiscal 2023, amount excludes a 1% excise tax of $0.9 million on corporate stock repurchases required under the IRA for publicly traded U.S. corporations after December 31, 2022.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market and via privately negotiated transactions, subject to market conditions. We suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards, to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of August 31, 2023, we had $4.5 million authorized under our share repurchase program for future share repurchases, which was not available for use after August 31, 2023. On June 20, 2023, our Board of Directors authorized up to $300.0 million for share repurchases on or after September 1, 2023.
Equity-based Awards
Refer to Note 16, Stock-Based Compensation for more information on equity awards issued during fiscal 2021 through fiscal 2023.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	34,099	March 16, 2023
Third Quarter	$0.98	May 31, 2023	37,442	June 15, 2023
Fourth Quarter	$0.98	August 31, 2023	37,265	September 21, 2023
Total Dividends			$142,816

Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	33,795	June 16, 2022
Fourth Quarter	$0.89	August 31, 2022	33,860	September 15, 2022
Total Dividends			$129,693

Fiscal 2021
First Quarter	$0.77	November 30, 2020	29,266	December 17, 2020
Second Quarter	$0.77	February 26, 2021	29,141	March 18, 2021
Third Quarter	$0.82	May 31, 2021	30,972	June 17, 2021
Fourth Quarter	$0.82	August 31, 2021	30,845	September 16, 2021
Total Dividends			$120,224
In the third quarter of fiscal 2023, our Board of Directors approved a 10% increase in the regular quarterly dividend from $0.89 to $0.98 per share. Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	August 31, 2023	August 31, 2022
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$2,880	$3,149
Accumulated foreign currency translation adjustments	(90,021)	(111,532)
Total AOCL	$(87,141)	$(108,383)
15. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per common share ("Diluted EPS") is computed using the treasury stock method, by dividing net income by the cumulative weighted average common shares that are outstanding or are issuable upon the exercise of outstanding stock-based compensation awards during the year. Stock-based compensation awards that are out-of-the-money and PSUs in which the performance criteria have not been met as of the end of the respective fiscal year are omitted from the calculation of Diluted EPS.

A reconciliation of the weighted average shares outstanding used in the Basic EPS and Diluted EPS computation is as follows:

	Years Ended August 31,
(in thousands, except per share data)	2023	2022	2021
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$468,173	$396,917	$399,590
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,194	37,864	37,856
Common stock equivalents associated with stock-based compensation plan(1)	704	872	714
Shares used in the calculation of Diluted EPS	38,898	38,736	38,570
Basic EPS	$12.26	$10.48	$10.56
Diluted EPS	$12.04	$10.25	$10.36
(1) Dilutive potential common shares consist of stock options and unvested PSUs. As of August 31, 2023, 2022 and 2021, we excluded a respective 566,173, 329,189 and 1,750 common stock equivalents related to stock options from our calculation of Diluted EPS. As of August 31, 2023, 2022 and 2021, we excluded a respective 59,478, 60,725 and 68,990 common stock equivalents related to PSUs from our calculation of Diluted EPS.
16. STOCK-BASED COMPENSATION
We measure and recognize stock-based compensation for all stock-based awards granted to our employees and non-employee directors based on their estimated grant date fair value. We recognized total stock-based compensation expense of $62.0 million, $56.0 million and $45.1 million in fiscal 2023, 2022 and 2021, respectively. There was no stock-based compensation capitalized as of August 31, 2023 and 2022. As of August 31, 2023, $114.5 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average vesting period of 2.9 years.

Stock Option Awards
A summary of stock option activity is as follows:

	Number Outstanding (thousands)		Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)(1)	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2020	2,254		$189.32
Granted – employees	418		$317.17	$78.31
Granted – non-employee directors	12		$318.20	$82.01
Exercised(2)	(322)		$166.36
Forfeited	(85)		$237.23
Outstanding as of August 31, 2021	2,277		$214.89
Granted – employees	348		$433.09	$103.49
Granted – non-employee directors	6		$428.71	$109.11
Exercised(2)	(414)		$178.57
Forfeited	(128)		$301.05
Outstanding as of August 31, 2022	2,089		$253.85
Granted – employees	268		$426.22	$125.57
Granted – non-employee directors	5		$428.70	$128.84
Exercised(2)	(318)		$181.67
Forfeited	(56)		$373.04
Outstanding as of August 31, 2023	1,988	(3)	$285.95		$268.8	6.0
Options vested and exercisable as of August 31, 2023	1,076		$221.45		$231.3	4.5
Options expected to vest as of August 31, 2023	839		$358.37		$65.5	7.6
(1)The aggregate intrinsic value represents the difference between our closing stock price as of August 31, 2023 of $436.41 and the exercise price, multiplied by the number of options exercisable as of that date.
(2)The total pre-tax intrinsic value of stock options exercised during fiscal 2023, 2022 and 2021 was $77.5 million, $104.1 million and $54.3 million, respectively.
(3)As of August 31, 2023, a total of 1,987,662 shares underlying the stock option awards were unvested and outstanding, which results in unamortized stock-based compensation of $59.1 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.1 years.
Employee Stock Option Awards
Stock options are granted to our employees under the FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated (the "LTIP"). The majority of our employee stock options granted under the LTIP for fiscal 2021 through fiscal 2023 relate to our annual grants on November 1, 2022, November 1, 2021 and November 9, 2020.

The following table includes the weighted average inputs to the binomial model to estimate the grant-date fair value of the employee stock options granted:

	2023	2022	2021
Stock options granted(1)	268,185	348,458	417,546
Risk-free interest rate	3.37% - 5.05%	0.07% - 2.99%	0.04% - 1.67%
Expected life (years)	6.6	6.9	7.1
Expected volatility	24% - 25%	24% - 25%	26% - 27%
Dividend yield	0.83%	0.86%	0.12%
Weighted average grant date fair value	$125.57	$103.49	$78.31
Weighted average exercise price	$426.22	$433.09	$317.17
(1) Includes the annual employee grant on November 1, 2022, November 1, 2021 and November 9, 2020 of 266,051, 292,377 and 408,093 stock options, respectively. The majority of the stock options granted, including the annual employee grants, vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
Restricted Stock Awards
We refer to RSUs and PSUs, collectively, as "Restricted Stock Awards". A summary of Restricted Stock Award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2020	146		$231.55
Granted - employee Restricted Stock Awards(1)	99		$312.86
Vested - employee RSUs	(35)		$208.67
Forfeited	(13)		$267.23
Balance at August 31, 2021	197		$274.10
Granted - employee Restricted Stock Awards(1)	103		$418.16
Granted - non-employee directors RSUs	2		$425.29
Vested - employee Restricted Stock Awards	(40)		$242.87
Forfeited	(29)		$323.16
Balance at August 31, 2022	233		$338.87
Granted - employee Restricted Stock Awards(1)	97		$416.58
Performance adjustment - employee PSUs(2)	9		$245.67
Granted - non-employee directors RSUs	2		$425.06
Vested - Restricted Stock Awards	(83)		$291.80
Forfeited	(14)		$369.71
Balance at August 31, 2023	244	(3)	$381.15
(1)During fiscal 2023, 2022 and 2021, we granted 63,009 RSUs and 34,482 PSUs; 71,978 RSUs and 30,704 PSUs; and 62,960 RSUs and 36,424 PSUs, respectively.
(2)During fiscal 2023, there were an additional 8,542 PSUs granted that related to the achievement of specified performance levels included in a 2019 grant.
(3)As of August 31, 2023, a total of 243,552 shares underlying the Restricted Stock Awards were unvested and outstanding, which resulted in unamortized stock-based compensation of $55.4 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 2.7 years.
Employee Restricted Stock Awards
Restricted Stock Awards are granted to our employees under the LTIP. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vests, but not to dividends declared on the underlying shares while the stock subject to the Restricted Stock Awards is unvested.

Our Restricted Stock Awards granted during fiscal 2021 through fiscal 2023 primarily relate to our annual grants on November 1, 2022, November 1, 2021 and November 9, 2020. The majority of the RSUs included in each these grants vest 20% annually on the anniversary date of the grant and are fully vested after five years. The PSUs included in each of these grants cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to these PSU awards in each year range from 0% to 150% of the number of target shares, depending on the level of achievement of the stated financial performance objectives.
Employee Stock Purchase Plan
Shares of FactSet common stock may be purchased by eligible employees under our ESPP in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of our common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and there is a $25,000 contribution limit per employee for each calendar year. Shares purchased through our ESPP cannot be sold or otherwise transferred for 18 months after purchase. Dividends paid on shares held in our ESPP are used to purchase additional ESPP shares at the market price on the dividend payment date.
During fiscal 2023, employees purchased 39,873 shares at a weighted average price of $348.55, compared with 36,244 shares at a weighted average price of $332.30 in fiscal 2022, and 38,848 shares at a weighted average price of $273.59 in fiscal 2021.
Stock-based compensation expense related to our ESPP was $2.7 million, $2.3 million and $2.0 million for fiscal 2023, 2022 and 2021, respectively. At August 31, 2023, our ESPP had 62,839 shares reserved for future issuance. The weighted average estimated fair value of our ESPP shares during fiscal 2023, 2022 and 2021 was $71.74, $66.35 and $54.00 per share, respectively.
Stock-based Awards Available for Grant
A summary of stock-based awards available for grant is as follows:

(in thousands)	Stock-based Awards Available for Grant under the LTIP	Stock-based Awards Available for Grant under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the “Director Plan”)
Balance at August 31, 2020	5,626	250
Granted - stock option awards	(418)	(12)
Granted - RSUs(1)	(157)	—
Granted - PSUs(1)	(91)	—
Forfeited - stock-based awards(1)	120	—
Balance at August 31, 2021	5,080	238
Granted - stock option awards	(348)	(6)
Granted - RSUs(1)	(180)	(4)
Granted - PSUs(1)	(77)	—
Forfeited - stock-based awards(1)	194	4
Balance at August 31, 2022	4,669	232
Granted - stock option awards	(268)	(5)
Granted - RSUs(1)	(158)	(4)
Granted - PSUs(1)	(86)	—
Performance adjustment - PSUs(2)	(21)	—
Forfeited - stock-based awards(1)	90	—
Balance at August 31, 2023	4,226	223
(1)Under the LTIP, for each Restricted Stock Award granted or canceled/forfeited, an equivalent of 2.5 shares is deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
(2)During fiscal 2023, there were additional PSUs granted that related to the achievement of specified performance levels included in a 2019 grant.

17. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We established our 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. We match up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $16.6 million, $12.0 million and $11.6 million in matching contributions to employee 401(k) accounts during fiscal 2023, 2022 and 2021, respectively.
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
We have three operating segments: Americas, EMEA and Asia Pacific. This is how we and our CODM manage our business and the geographic markets in which we operate. These operating segments are consistent with our reportable segments.
The Americas segment serves our clients throughout North, Central, and South America. The EMEA segment serves our clients in Europe, the Middle East, and Africa. The Asia Pacific segment serves our clients in Asia and Australasia. Segment revenues reflect sales to our clients based on their respective geographic locations.
Each segment records expenses related to its individual operations, with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The expenses incurred at our content collection centers, located in India, the Philippines and Latvia, are allocated to each segment based on their respective percentage of revenues as this reflects the benefits provided to each segment.

The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$1,335,484	$539,843	$210,181	$2,085,508
Operating income(1)	$239,438	$243,028	$146,741	$629,207
Depreciation and amortization(2)	$89,602	$7,305	$8,477	$105,384
Stock-based compensation	$51,574	$7,280	$3,184	$62,038
Capital expenditures(3)	$54,609	$2,317	$3,860	$60,786

Year Ended August 31, 2022	Americas	EMEA	Asia Pacific	Total
Revenues	$1,173,946	$484,279	$185,667	$1,843,892
Operating income(1)	$159,140	$196,231	$120,111	$475,482
Depreciation and amortization(2)	$64,916	$11,794	$9,973	$86,683
Stock-based compensation	$45,319	$8,271	$2,413	$56,003
Capital expenditures(3)	$44,114	$1,427	$5,615	$51,156

Year Ended August 31, 2021	Americas	EMEA	Asia Pacific	Total
Revenues	$1,008,046	$427,700	$155,699	$1,591,445
Operating income(1)	$218,180	$159,704	$96,157	$474,041
Depreciation and amortization	$39,415	$14,847	$10,214	$64,476
Stock-based compensation	$35,113	$8,401	$1,551	$45,065
Capital expenditures(3)	$38,146	$1,424	$21,755	$61,325
(1)Includes asset impairment charges further disclosed in the Segment Asset Impairments section below.
(2)The Americas includes CGS intangible asset amortization of $53.7 million and $26.8 million during fiscal 2023 and 2022, respectively.
(3)Capital expenditures includes purchases of PPE and capitalized internal-use software.
Segment Asset Impairments
The following table reflects asset impairments by segment for each fiscal year in which impairment charges were incurred:

(in thousands)
Year Ended August 31, 2023	Americas	EMEA	Asia Pacific	Total
Lease ROU assets and PPE(1)	$11,017	$7,009	$—	$18,026
Intangible assets(2)	7,920	—	—	7,920
Total asset impairments	$18,937	$7,009	$—	$25,946

Year Ended August 31, 2022	Americas	EMEA	Asia Pacific	Total
Lease ROU assets and PPE(1)	$57,647	$4,237	$321	$62,205
Intangible assets(2)	2,067	—	—	2,067
Total asset impairments	$59,714	$4,237	$321	$64,272
(1)Asset impairments of our lease ROU assets and related PPE associated with vacating certain leased office space to resize our real estate footprint for the hybrid work environment. See Note 4, Fair Value Measures, Note 7, Property, Equipment and Leasehold Improvements and Note 11, Leases for additional information.
(2)Asset impairments related to Trade names and Developed technology for fiscal 2023 and Developed technology for fiscal 2022.

Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2023	2022
Segment Assets
Americas	$3,148,192	$3,191,313
EMEA	558,393	580,450
Asia Pacific	256,337	242,542
Total assets	$3,962,922	$4,014,305

Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where major subsidiaries are domiciled.
Geographic Revenues
The following table sets forth revenues by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2023	2022	2021
Revenues
United States	$1,265,002	$1,106,602	$952,423
United Kingdom	223,809	215,369	190,044
Other European Countries	316,034	268,910	237,656
All Other Countries	280,663	253,011	211,322
Total revenues	$2,085,508	$1,843,892	$1,591,445
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area. Long-lived assets consist of Property, equipment and leasehold improvements, net and Lease right-of-use assets, net and excludes goodwill, intangible assets, deferred taxes and other assets.

(in thousands)	August 31,
	2023	2022
Long-lived Assets
United States	$109,787	$111,301
Philippines	55,934	63,879
India	25,223	29,440
United Kingdom	11,532	12,637
All Other Countries	25,468	23,044
Total long-lived assets	$227,944	$240,301
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the annual period covered by this report, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the annual period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
See Part II, Item 8. Management’s Report on Internal Control over Financial Reporting of this Annual Report on Form 10-K, which is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
See Part II, Item 8. Report of Independent Registered Public Accounting Firm of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended August 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).
Refer to Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for the information required by Item 408(d) of Regulation S-K.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2023 (the "Proxy Statement").
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in Part I, Item 1. Executive Officers of the Registrant of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished by this Item 11 is incorporated herein by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished by this Item 12 is incorporated herein by reference to our Proxy Statement.
Equity Compensation Plan Information
The following table summarizes, as of August 31, 2023, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,231,214	(1)	$285.95	(2)	4,511,758	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,231,214	(1)	$285.95	(2)	4,511,758	(4)
(1)Includes 1,987,662 shares issuable upon exercise of outstanding options, 152,796 shares issuable upon vesting of outstanding RSUs and 90,756 shares issuable upon the conversion of outstanding PSUs.
(2)Weighted average exercise price of outstanding options only.
(3)In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
(4)Includes 4,226,221 shares available for future issuance under the LTIP, 222,698 shares available for future issuance under the Director Plan, and 62,839 shares available for purchase under the ESPP.
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
2.Financial Statements Schedule
FactSet Research Systems Inc.
Schedule II – Valuation and Qualifying Accounts

(in thousands)
Description	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable Allowance:
2023	$2,776	$6,668	$(1,675)	$7,769
2022	$6,431	$1,324	$(4,979)	$2,776
2021	$7,987	$918	$(2,474)	$6,431
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Second Amended and Restated Articles of Incorporation	8-K	001-11869	3.1	1/10/2023
3.2	FactSet Research Systems Inc. Amended and Restated By-Laws	8-K	001-11869	3.2	1/10/2023
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022

10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/9/2018
10.7	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	3/5/2020
10.8	Form of FactSet Research Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
10.9	Credit Agreement dated as of March 1, 2022, among FactSet Research Systems Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, and PNC Bank, National Association, as the Administrative Agent	8-K	001-11869	4.5	3/1/2022
10.10	Separation Agreement and General Release of Claims dated April 26, 2022 between FactSet Research Systems Inc. and Gene Fernandez	10-Q	001-11869	10.1	7/1/2022
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97	FactSet Research Systems Inc. Incentive Compensation Recoupment Policy	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X
(1)Indicates a management contract or compensatory plan or arrangement.
(2)Confidential treatment has been granted for portions of this exhibit.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 27, 2023	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 27, 2023
F. Philip Snow	(Principal Executive Officer)

/s/ LINDA S. HUBER	Executive Vice President, Chief Financial Officer	October 27, 2023
Linda S. Huber	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Managing Director, Controller and Chief Accounting Officer	October 27, 2023
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Director	October 27, 2023
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 27, 2023
Siew Kai Choy

/s/ MALCOLM FRANK	Director	October 27, 2023
Malcolm Frank

/s/ JAMES J. MCGONIGLE	Director	October 27, 2023
James J. McGonigle

/s/ LEE SHAVEL	Director	October 27, 2023
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 27, 2023
Laurie Siegel

/s/ MARIA TERESA TEJADA	Director	October 27, 2023
Maria Teresa Tejada

/s/ ELISHA WIESEL	Director	October 27, 2023
Elisha Wiesel