Form 10-Q
period 2023-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2024-01-05
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 27, 2023 was 38,086,388.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2023
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three months ended November 30, 2023, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and anticipated trends in our business. These statements are only predictions based on our current expectations, estimates, forecasts and projections about future events. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. There are many important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, that should be specifically considered.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended
	November 30,
(in thousands, except per share data)	2023	2022
Revenues	$542,216	$504,815
Operating expenses
Cost of services	251,621	227,042
Selling, general and administrative	100,711	105,596
Asset impairments	844	282
Total operating expenses	353,176	332,920

Operating income	189,040	171,895

Other income (expense), net
Interest income	3,012	2,205
Interest expense	(16,738)	(16,537)
Other income (expense), net	(118)	322
Total other income (expense), net	(13,844)	(14,010)

Income before income taxes	175,196	157,885

Provision for income taxes	26,641	21,087
Net income	$148,555	$136,798

Basic earnings per common share	$3.91	$3.59
Diluted earnings per common share	$3.84	$3.52

Basic weighted average common shares	38,016	38,122
Diluted weighted average common shares	38,643	38,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Net income	$148,555	$136,798
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(1,654)	6,555
Foreign currency translation adjustment gains (losses)	1,908	8,769
Other comprehensive income (loss)	254	15,324
Comprehensive income	$148,809	$152,122
(1) Presented net of a tax benefit of $588 thousand and a tax expense of $2,264 thousand for the three months ended November 30, 2023 and November 30, 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(in thousands, except share data)	November 30, 2023	August 31, 2023
ASSETS
Cash and cash equivalents	$411,855	$425,444
Investments	32,072	32,210
Accounts receivable, net of reserves of $9,328 at November 30, 2023 and $7,769 at August 31, 2023	245,318	237,665
Prepaid taxes	25,678	24,206
Prepaid expenses and other current assets	50,848	50,610
Total current assets	765,771	770,135
Property, equipment and leasehold improvements, net	83,168	86,107
Goodwill	1,005,269	1,004,736
Intangible assets, net	1,848,051	1,859,202
Deferred taxes	23,839	27,229
Lease right-of-use assets, net	138,262	141,837
Other assets	86,866	73,676
TOTAL ASSETS	$3,951,226	$3,962,922
LIABILITIES
Accounts payable and accrued expenses	$150,191	$121,816
Current lease liabilities	28,834	28,839
Accrued compensation	52,407	112,892
Deferred revenues	150,152	152,430
Current taxes payable	37,003	31,009
Dividends payable	37,299	37,265
Total current liabilities	455,886	484,251
Long-term debt	1,551,134	1,612,700
Deferred taxes	9,326	6,737
Deferred revenues, non-current	3,470	3,734
Taxes payable	31,256	30,344
Long-term lease liabilities	192,647	198,382
Other liabilities	6,767	6,844
TOTAL LIABILITIES	$2,250,486	$2,342,992
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,297,330 and 42,096,628 shares issued; 38,059,740 and 38,025,372 shares outstanding at November 30, 2023 and August 31, 2023, respectively	423	421
Additional paid-in capital	1,366,343	1,323,631
Treasury stock, at cost: 4,237,590 and 4,071,256 shares at November 30, 2023 and August 31, 2023, respectively	(1,195,491)	(1,122,077)
Retained earnings	1,616,352	1,505,096
Accumulated other comprehensive loss	(86,887)	(87,141)
TOTAL STOCKHOLDERS’ EQUITY	$1,700,740	$1,619,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,951,226	$3,962,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$148,555	$136,798
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,068	25,997
Amortization of lease right-of-use assets	7,618	9,697
Stock-based compensation expense	14,310	12,175
Deferred income taxes	6,703	(745)
Asset impairments	844	282
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(9,758)	(23,647)
Accounts payable and accrued expenses	31,284	18,744
Accrued compensation	(60,348)	(66,796)
Deferred revenues	(2,542)	(290)
Taxes payable, net of prepaid taxes	5,341	6,995
Lease liabilities, net	(9,783)	(11,237)
Other, net	(4,148)	(1,337)
Net cash provided by operating activities	155,144	106,636

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(16,466)	(17,960)
Purchases of investments	(8,753)	(9,892)
Net cash provided by (used in) investing activities	(25,219)	(27,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(62,500)	(125,000)
Dividend payments	(37,053)	(33,665)
Proceeds from employee stock plans	28,404	23,423
Repurchases of common stock	(59,910)	—
Other financing activities	(13,505)	(10,990)
Net cash provided by (used in) financing activities	(144,564)	(146,232)

Effect of exchange rate changes on cash and cash equivalents	1,050	1,317
Net increase (decrease) in cash and cash equivalents	(13,589)	(66,131)
Cash and cash equivalents at beginning of period	425,444	503,273
Cash and cash equivalents at end of period	$411,855	$437,142
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended November 30, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						148,555		148,555
Other comprehensive income (loss)							254	254
Common stock issued for employee stock plans	125,104	1	28,403	146	(65)			28,339
Vesting of restricted stock	75,598	1	(1)	30,238	(13,439)			(13,439)
Repurchases of common stock				135,950	(59,910)			(59,910)
Stock-based compensation expense			14,310					14,310
Dividends declared						(37,299)		(37,299)
Balance as of November 30, 2023	42,297,330	$423	$1,366,343	4,237,590	$(1,195,491)	$1,616,352	$(86,887)	$1,700,740

For the Three Months Ended November 30, 2022

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						136,798		136,798
Other comprehensive income (loss)							15,324	15,324
Common stock issued for employee stock plans	131,423	1	23,422	410	(166)			23,257
Vesting of restricted stock	63,789	—	—	25,450	(10,824)			(10,824)
Stock-based compensation expense			12,175					12,175
Dividends declared						(34,010)		(34,010)
Balance as of November 30, 2022	41,848,430	$418	$1,225,947	3,634,322	$(941,705)	$1,282,527	$(93,059)	$1,474,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2023
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2023, we had nearly 8,000 clients comprised of more than 207,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. Our platform and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. During fiscal 2024, we revised our internal organization within each segment to offer data, products and analytical applications by firm type:
•"Institutional Buyside" focuses on asset managers, asset owners, and hedge fund companies,
•"Dealmakers" focuses on banking and sell-side research, corporate, and private equity and venture capital workflows,
•"Wealth" focuses on wealth management workflows, and
•"Partnerships and CGS": "Partnerships" delivers solutions to content providers, financial exchanges, and rating agencies. "CGS" is the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers.
As our chief operating decision maker ("CODM") continues to review our business and operating results based on our three segments, the Americas, EMEA and Asia Pacific, the realignment of our internal organization by firm types will not impact our segments for fiscal 2024. Refer to Note 15, Segment Information, for further discussion on our segments and CODM.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. As such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. The accompanying unaudited Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.

Reclassifications
We presented the components of Interest expense, net separately as Interest income and Interest expense in the Consolidated Statements of Income for the three months ended November 30, 2023. We conformed the comparative figures for the three months ended November 30, 2022 to the current period presentation.
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
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash and cash equivalents, accounts receivable, investments in mutual funds and derivative instruments. The maximum credit exposure of our cash and cash equivalents, accounts receivable and investments in mutual funds is their carrying values as of the balance sheet date. The maximum credit exposure related to our derivative instruments is based upon their respective gross fair values as of the balance sheet date.
Cash and Cash Equivalents and Investments
We are exposed to credit risk on our cash, cash equivalents and investments in mutual funds in the event of default by the financial institutions with which we transact. We invest in a manner that aligns with our restrictive cash investment practices, preserves capital and provides liquidity, while minimizing our exposure to credit risk. We limit our exposure to credit loss by investing with multiple financial institutions that we believe are high-quality and credit-worthy. We have not experienced any credit losses relating to our cash, cash equivalents and investments in mutual funds.
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. Our receivable reserve was $9.3 million and $7.8 million as of November 30, 2023 and August 31, 2023, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total subscription revenues in any period presented. Our concentration of credit risk related to our accounts receivable is generally limited, due to our large and geographically dispersed client base.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the three months ended November 30, 2023.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the three months ended November 30, 2023. We maintain back-up facilities and other redundancies at our major data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.

Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three months ended November 30, 2023 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily around significant segment expenses for both interim and annual periods. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements. We are currently assessing the impact of the new requirements on our disclosures.
Disclosure Improvements - Codification Amendment in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
No other new accounting pronouncements issued or effective as of November 30, 2023 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions powered by our content refinery over the associated contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues through our CGS platform, a subscription-based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
We determined that the majority of each of our contracts with clients, whether for our Hosted Platform or Identifier Platform services, represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. We also determined the primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the respective platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient, because the consideration that we have the right to invoice corresponds directly with the value of our performance to date.
Due to our election of the practical expedient, we do not consider payment terms as a financing component within a client contract when, at contract inception, the period between the transfer of the promised services to the client and the payment timing for those services will be one year or less.
The majority of client contracts have a duration of one year or the amount we are entitled to receive, which corresponds directly with the value of performance obligations completed to date. Therefore, we do not disclose the value of the remaining unsatisfied performance obligations. There are no significant judgments that would impact the timing of revenue recognition.

Disaggregated Revenues
We disaggregate revenues from our client contracts by segment based on our clients' respective geographic locations. Our business segmentation by geography is aligned with the operational and economic characteristics of our business. Refer to Note 15, Segment Information, for further information.
The following table presents revenues disaggregated by segment:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Americas	$348,367	$323,367
EMEA	139,561	130,738
Asia Pacific	54,288	50,710
Total Revenues	$542,216	$504,815
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
Fair Value Hierarchy
The accounting guidance for fair value measurements established a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy ranks the reliability of the inputs, based upon the lowest level of input that is significant to the fair value measurement, used to determine fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. We have categorized our assets and liabilities within the fair value hierarchy as follows:
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
The assumptions used in determining fair value represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change, our fair value estimates could be materially different in the future and may adversely affect our business and financial results.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2023, and August 31, 2023. We did not have any transfers between levels of fair value measurements during the periods presented below.

	Fair Value Measurements at November 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$107,165	$—	$—	$107,165
Mutual funds(2)	—	32,072	—	32,072
Derivative instruments(3)	—	1,922	—	1,922
Total assets measured at fair value	$107,165	$33,994	$—	$141,159

Liabilities
Derivative instruments(3)	$—	$389	$—	$389
Contingent Liability(4)	—	—	8,101	8,101
Total liabilities measured at fair value	$—	$389	$8,101	$8,490

	Fair Value Measurements at August 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$137,125	$—	$—	$137,125
Mutual funds(2)	—	32,210	—	32,210
Derivative instruments(3)	—	4,383	—	4,383
Total assets measured at fair value	$137,125	$36,593	$—	$173,718

Liabilities
Derivative instruments(3)	$—	$608	$—	$608
Contingent Liability(4)	—	—	8,008	8,008
Total liabilities measured at fair value	$—	$608	$8,008	$8,616
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
(3) Our derivative instruments include our foreign exchange forward contracts and our 2022 Swap Agreement. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreement, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments, for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
(4) Our contingent liability resulted from the acquisition of a business during fiscal 2023. This liability reflects the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liability was $7.9 million and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liability is remeasured each reporting period until the contingency is resolved, with any changes in fair value recorded in Selling, general and administrative ("SG&A") within the Consolidated Statements of Income. The change in the fair value of the contingent liability from the acquisition date through November 30, 2023 was driven by the passage of time, with no changes made to key assumptions used in our fair value estimates.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets that are measured at fair value on a non-recurring basis primarily include our tangible fixed assets, lease right-of-use ("ROU") assets, goodwill and intangible assets. These assets are assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill. The fair values of these non-financial assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our Long-term debt on the Consolidated Balance Sheet at fair value. The carrying value of our Long-term debt is net of related unamortized discounts and debt issuance costs.
Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 10, Debt for definitions of these terms and more information on the Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of November 30, 2023 and August 31, 2023:

		November 30, 2023		August 31, 2023
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$461,435	$500,000	$460,890
2032 Notes	Level 1	500,000	425,790	500,000	423,700
2022 Term Facility	Level 3	312,500	313,281	375,000	376,406
2022 Revolving Facility	Level 3	250,000	245,938	250,000	246,875
Total principal amount		$1,562,500	$1,446,444	$1,625,000	$1,507,871
Total unamortized discounts and debt issuance costs		(11,366)		(12,300)
Total net carrying value of debt		$1,551,134		$1,612,700

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
We leverage foreign currency forward contracts and interest rate swap agreements to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our interest rate exposure. For a derivative that was designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income when the hedges are settled. All of our derivatives qualified and were designated as cash flow hedges, and none of our derivatives were deemed ineffective, during the three months ended November 30, 2023 and November 30, 2022. There was no discontinuance of our cash flow hedges during the three months ended November 30, 2023 and November 30, 2022, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of November 30, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge period maturities range from the second quarter of fiscal 2024 through the first quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	November 30, 2023			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£44,100	$55,208		£45,000	$56,098
Indian Rupee	Rs	4,162,086	49,800	Rs	3,363,150	40,300
Euro		€42,600	46,730		€39,000	42,646
Philippine Peso	₱	1,878,107	33,600	₱	1,888,541	33,600
Total			$185,338			$172,644
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreement
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022 and is maturing on February 28, 2024. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified. As of November 30, 2023, the notional amount of the 2022 Swap Agreement was $100.0 million.
Refer to Note 10, Debt, for further discussion of our outstanding floating SOFR rate debt and refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	November 30, 2023	August 31, 2023
Foreign currency forward contracts	$185,338	$172,644
Interest rate swap agreement	100,000	200,000
Total cash flow hedges	$285,338	$372,644

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	November 30, 2023	August 31, 2023	Balance Sheet Classification	November 30, 2023	August 31, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$894	$1,260	Accounts payable and accrued expenses	$389	$608
Interest rate swap agreement	Prepaid expenses and other current assets	1,028	3,123	Accounts payable and accrued expenses	—	—
Total cash flow hedges		$1,922	$4,383		$389	$608

Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2023 and November 30, 2022:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	November 30,			November 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022		2023	2022
Foreign currency forward contracts	$217	$3,323	SG&A	$365	$(4,965)
Interest rate swap agreement	10	3,428	Interest expense	2,104	2,897
Total cash flow hedges	$227	$6,751		$2,469	$(2,068)

As of November 30, 2023, we estimate that net pre-tax derivative gains of $1.5 million included in AOCL will be reclassified into earnings within the next 12 months. As of November 30, 2023, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of November 30, 2023 and August 31, 2023, there were no material amounts recorded net in the Consolidated Balance Sheets.

6. GOODWILL
Changes in the carrying value of goodwill by segment for the three months ended November 30, 2023 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
Acquisitions	181	—	—	181
Foreign currency translations	—	393	(41)	352
Balance at November 30, 2023	$704,940	$298,127	$2,202	$1,005,269
Goodwill is not amortized as it is estimated to have an indefinite life. Goodwill impairment is tested at the reporting unit level, which is consistent with our reportable segments. We test goodwill annually during the fourth quarter of each fiscal year or more frequently if events and circumstances occur indicating that it is more likely than not that the fair value of any one of our reporting units is less than its respective carrying value. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value.

We tested our goodwill for impairment during the fourth quarter of fiscal 2023 utilizing a quantitative analysis. We elected to bypass the optional qualitative assessment, and concluded there was no impairment as the fair value of each of our reporting units exceeded its carrying value. Our goodwill impairment test performed during the fourth quarter of 2022 utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value.
7. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets are as follows:

		November 30, 2023			August 31, 2023
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$76,951	$1,506,049	$1,583,000	$65,958	$1,517,042
Client relationships	11 to 26	265,453	71,675	193,778	265,315	68,701	196,614
Developed technology	3 to 5	119,976	50,159	69,817	109,222	45,560	63,662
Acquired databases	15	46,000	5,367	40,633	46,000	4,600	41,400
Software technology	2 to 10	142,551	111,195	31,356	142,395	108,702	33,693
Data content	7 to 20	35,112	28,954	6,158	35,021	28,508	6,513
Non-compete agreements	4	290	30	260	290	12	278
Total		$2,192,382	$344,331	$1,848,051	$2,181,243	$322,041	$1,859,202
The weighted average useful life of our intangible assets at November 30, 2023 was 32.5 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, amortizable intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the three months ended November 30, 2023 and November 30, 2022. The intangible assets have no assigned residual values.

The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Amortization expense	$22,165	$21,654
As of November 30, 2023, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Estimated Amortization Expense
Years Ended August 31,
2024 (remaining nine months)	$67,616
2025	88,877
2026	82,657
2027	71,151
2028	63,997
Thereafter	1,473,753
Total	$1,848,051
8. INCOME TAXES
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
Income Taxes Provision and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Income before income taxes	$175,196	$157,885
Provision for income taxes	$26,641	$21,087
Effective tax rate	15.2%	13.4%
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
Our effective tax rate for the three months ended November 30, 2023 was lower than the applicable U.S. corporate income tax rate mainly due to a net tax benefit from the employee exercise of stock options, research and development ("R&D") tax credits and utilization of foreign tax credits, partially offset by our net state taxes. For the three months ended November 30, 2022, our effective tax rate was lower than the applicable U.S. corporate income tax rate mainly due to R&D tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from the employee exercise of stock options.

Our effective tax rate for the three months ended November 30, 2023 was higher than for the three months ended November 30, 2022, due mainly to a reduction in the benefit from employee exercise of stock options, as well as a higher overall foreign tax rate, partially offset by increased utilization of foreign tax credits.
Undistributed Foreign Earnings
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
9. LEASES
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
As of November 30, 2023, we recognized $138.3 million of Lease ROU assets, net and $221.5 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Such leases have a remaining lease term ranging from less than one year to just over 12 years and did not include any renewal or termination options that were not yet reasonably certain to be exercised.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of November 30, 2023:

(in thousands)	Minimum Lease Payments
Years Ended August 31,
2024 (remaining nine months)	$28,676
2025	37,856
2026	37,492
2027	36,173
2028	31,592
Thereafter	88,987
Total minimum lease payments	$260,776
Less: Imputed interest	39,295
Total lease liabilities	$221,481

The following table includes components of our occupancy costs:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Operating lease cost(1)	$7,618	$8,077
Variable lease cost(2)	$4,489	$4,220
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of November 30, 2023	As of August 31, 2023
Weighted average remaining lease term (in years)	7.6	7.8
Weighted average discount rate (IBR)	4.5%	4.5%

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$9,850	$9,697
Lease ROU assets obtained in exchange for lease liabilities(1)	$911	$101
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
10. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our total debt obligations as of November 30, 2023 and August 31, 2023 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	November 30, 2023	August 31, 2023
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	$312,500	$375,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(11,366)	(12,300)

Total Long-term debt			$1,551,134	$1,612,700

As of November 30, 2023, annual maturities on our total debt obligations, based on contractual maturity date, were as follows:

(in thousands)	Maturities
Years Ended August 31,
2024 (remaining nine months)	$—
2025	312,500
2026	—
2027	750,000
2028	—
Thereafter	500,000
Total	$1,562,500
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through November 30, 2023.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay prior outstanding borrowings and to pay related transaction fees, costs and expenses.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three months ended November 30, 2023, we repaid $62.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million. Since loan inception on March 1, 2022, we have repaid $687.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $612.5 million.
As of November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through November 30, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of November 30, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2023.

Swap Agreement
On March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then outstanding notional amount of the 2022 Swap Agreement between two counterparties. Refer to Note 5, Derivative Instruments for further discussion of 2022 Swap Agreement.
Senior Notes
On March 1, 2022, we completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due March 1, 2027 (the "2027 Notes") and $500.0 million aggregate principal amount of 3.450% Senior Notes due March 1, 2032 (the "2032 Notes" and, together with the 2027 Notes, the "Senior Notes"). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").
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
Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Interest expense on outstanding debt(1)	$16,729	$16,528
(1)    Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects of the 2022 Swap Agreement.
Including the related amortization of debt issuance costs and debt discounts, net of the effects of the 2022 Swap Agreement, the year-to-date weighted average interest rate on amounts outstanding under our outstanding debt was 3.94% and 3.44% as of November 30, 2023 and August 31, 2023, respectively. Refer to Note 5, Derivative Instruments for further discussion of the 2022 Swap Agreement.
11. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
We accrue non-income-tax liabilities for contingencies when we believe that a loss is probable, and the amount can be reasonably estimated. Judgment is required to determine both the probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss, or the minimum amount when no amount within the range is a better estimate than any other amount. We review accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance, refer to Note 10, Income Taxes in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
For the three months ended November 30, 2023, there were no material changes to our contractual obligations.
Capital Commitments
As of November 30, 2023 and August 31, 2023, we had outstanding capital commitments related to an investment of $0.6 million and $0.7 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of November 30, 2023 and August 31, 2023, we had $0.5 million and $0.6 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit, which was unused as of both November 30, 2023 and August 31, 2023. Refer to Note 10, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2023, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters

On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the "Sales Taxes") from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the "Third Notice"; cumulatively with the First and Second Notices, the "Notices") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We requested pre-assessment conferences with the Department of Revenue's Office of Appeals to appeal the Notices, and on May 24, 2023, we received a Letter of Determination from the Commonwealth upholding the Notices, along with a Notice of Assessment for all the periods covered by the Notices. On June 22, 2023, we filed an Application for Abatement with the Commonwealth disputing all amounts assessed, which was subsequently denied. We have filed petitions with the Appellate Tax Board to appeal all amounts assessed by the Commonwealth and believe that we will ultimately prevail; however, if we do not prevail, the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
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
12. STOCKHOLDERS' EQUITY
Share Repurchases

	Three Months Ended
	November 30,
(in thousands, except share data)	2023	2022
Repurchases of common stock under the share repurchase program(1)	135,950	—
Total cost of shares repurchased(1)	$59,910	$—
(1) Amounts do not include repurchases of common stock primarily to satisfy tax withholding obligations due upon vesting of stock-based awards of 30,384 shares ($13.5 million) and 25,450 shares ($10.8 million) during the three months ended November 30, 2023 and November 30, 2022, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. We suspended our share repurchase program beginning in the second quarter of fiscal 2022 through the second quarter of fiscal 2023 to prioritize the repayment of debt under the 2022 Credit Facilities. As such, we did not repurchase any shares of our common stock under the share repurchase program during the three months ended November 30, 2022.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of November 30, 2023, we had $240.1 million authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the three months ended November 30, 2023 and November 30, 2022.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL are as follows:

(in thousands)	November 30, 2023	August 31, 2023
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$1,226	$2,880
Accumulated foreign currency translation adjustments	(88,113)	(90,021)
Total AOCL	$(86,887)	$(87,141)
13. EARNINGS PER SHARE
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
A reconciliation of the weighted average shares outstanding used in the Basic EPS and Diluted EPS computation is as follows:

	Three Months Ended
	November 30,
(in thousands, except per share data)	2023	2022
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$148,555	$136,798
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,016	38,122
Common stock equivalents associated with stock-based compensation plan	627	792
Shares used in the calculation of Diluted EPS	38,643	38,914
Basic EPS	$3.91	$3.59
Diluted EPS	$3.84	$3.52
Stock options that were out-of-the-money and performance share units ("PSUs") in which the performance criteria have not been met as of the end of the respective reporting period are omitted from the calculation of Diluted EPS as their impact was antidilutive. The following table presents those awards that were excluded from Diluted EPS for the periods presented:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Out-of-the-money stock options	—	546
PSUs	96	94

14. STOCK-BASED COMPENSATION
Our stock-based awards include stock options, restricted stock units ("RSUs"), PSUs and common stock purchased by eligible employees under our employee stock purchase plan ("ESPP"). We measure and recognize stock-based compensation for all stock-based awards granted to our employees and our non-employee members of the Board of Directors ("non-employee directors") based on their estimated grant date fair value. To estimate the grant date fair value, we utilize a lattice-binomial option-pricing model ("binomial model") for our employee stock options and the Black-Scholes model for non-employee director stock options and common stock purchased by eligible employees under our ESPP.
For RSUs and PSUs (collectively, "Restricted Stock Awards"), the grant date fair value is measured by reducing the grant date price of our common stock by the present value of future dividend payments on the underlying stock during the requisite service period. The number of PSUs granted assumes target-level achievement of the specified performance levels within the payout range. The ultimate number of common shares that may be earned from a PSU is determined based on the actual achievement of the specified performance levels within the payout range.
Stock-based compensation expense for stock option and RSU awards is recognized over the requisite service period using the straight-line method. For granted stock options and RSUs, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
Our PSUs require us to make assumptions regarding the probability of achieving specified performance levels established at the time of grant and we recognize stock-based compensation expense using the straight-line method over the requisite service period. The probability of achieving the specified performance levels is reviewed on a quarterly basis to ensure the amount of stock-based compensation expense appropriately reflects the expected achievement. The ultimate number of common shares that may be earned pursuant to these PSU awards range from 0% to 150% of the number of target shares for the November 2022 annual grant and 0% to 200% of the number of target shares for the November 2023 annual grant, depending on the level of our achievement of stated financial performance objectives.
For our ESPP, stock-based compensation expense is recognized on a straight-line basis over the offering period.
Stock-based awards are subject to the continued employment and continued service at the time of vesting by employees and non-employee directors, respectively. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Stock-based compensation expense	$14,310	$12,175
There was no stock-based compensation costs capitalized in any periods presented. As of November 30, 2023, $167.6 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average vesting period of 3.4 years.
As of November 30, 2023, we had 3.7 million employee stock-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP"). As of November 30, 2023, we had 0.2 million non-employee stock-based awards available for grant under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the "Director Plan").
Employee Stock Option Awards
Our annual employee stock option grant, made during the first quarter of each fiscal year, makes up the majority of our stock options granted under the LTIP in each fiscal year.

The following table presents the employee stock options granted under the LTIP for the three months ended November 30, 2023 and November 30, 2022:

	Three Months Ended
	November 30,
	2023	2022
Stock options granted(1)	242,371	267,296
Weighted average exercise price	$436.57	$426.25
Weighted average grant date fair value	$132.60	$125.59
(1) Includes the annual employee grant on November 1, 2023 and November 1, 2022 of 242,371 and 266,051 stock options, respectively. These annual employee grants both vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
As part of the November 1, 2023 annual employee grant, the estimated grant date fair value, using the binomial model, leveraged the following assumptions:

November 1, 2023 Annual Employee Grant Details
Risk-free interest rate	4.78% - 5.53%
Expected life (years)	6.62
Expected volatility	23.5%
Dividend yield	0.90%
Estimated fair value	$132.60
Exercise price	$436.57
Employee Restricted Stock Awards
Restricted Stock Awards are granted to our employees under the LTIP. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest, but not to dividends declared on the underlying shares while the stock subject to the Restricted Stock Awards is unvested.
Our Restricted Stock Awards granted during the three months ended November 30, 2023 and November 30, 2022 primarily related to our annual grants on November 1, 2023 and November 1, 2022, respectively, and were as follows:

	Three Months Ended November 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs Granted(1)	64,187	$424.63	47,038	$415.31
PSUs Granted(2)	36,860	$424.63	34,482	$415.31
Performance adjustment - PSUs(3)	14,472	$306.33	8,542	$245.67
Total Restricted Stock Awards	115,519		90,062
(1) The majority of the RSUs vest 20% annually on the anniversary date of the grant and are fully vested after five years.
(2) The majority of the PSUs cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to these PSU awards range from 0% to 150% of the number of target shares for the November 2022 annual grant and 0% to 200% of the number of target shares for the November 2023 annual grant, depending on the level of our achievement of stated financial performance objectives.
(3) For the three months ended November 30, 2023 and November 30, 2022, additional PSUs were granted based on performance above the specified target level of achievement for PSUs granted on November 9, 2020 and November 1, 2019, respectively.
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
Stock-based compensation expense related to our ESPP was $0.6 million for the three months ended November 30, 2023 and $0.7 million for the three months ended November 30, 2022. As of November 30, 2023, our ESPP had 54,761 shares reserved for future issuance.
15. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the CODM for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our Chief Executive Officer functions as our CODM.
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
Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The expenses incurred at our content collection centers, located in India, the Philippines and Latvia, are allocated to each segment based on their respective percentage of revenues as this reflects the benefits provided by each segment.
The following tables reflect the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2023
Revenues	$348,367	$139,561	$54,288	$542,216
Operating income	$80,848	$68,865	$39,327	$189,040
Capital expenditures(1)	$14,778	$961	$727	$16,466

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2022
Revenues	$323,367	$130,738	$50,710	$504,815
Operating income	$67,531	$67,322	$37,042	$171,895
Capital expenditures(1)	$15,754	$573	$1,633	$17,960
(1) Capital expenditures includes purchases of property, equipment and leasehold improvements and capitalized internal-use software.

Segment Total Assets
The following table reflects the total assets for our segments as of:

(in thousands)	November 30, 2023	August 31, 2023
Segment Assets
Americas	$3,112,779	$3,148,192
EMEA	584,811	558,393
Asia Pacific	253,636	256,337
Total assets	$3,951,226	$3,962,922

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2023, we had nearly 8,000 clients comprised of more than 207,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). Our CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. Our platform and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. During fiscal 2024, we revised our internal organization within each segment to offer data, products and analytical applications by firm type:
•"Institutional Buyside" focuses on asset managers, asset owners, and hedge fund companies,
•"Dealmakers" focuses on banking and sell-side research, corporate, and private equity and venture capital workflows,
•"Wealth" focuses on wealth management workflows, and

•"Partnerships and CGS": "Partnerships" delivers solutions to content providers, financial exchanges, and rating agencies. "CGS" is the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers.
As our chief operating decision maker ("CODM") continues to review our business and operating results based on our three segments, the Americas, EMEA and Asia Pacific, the realignment of our internal organization by firm types will not impact our segments for fiscal 2024. Refer to Note 15, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our segments and CODM.
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
Fiscal 2024 First Quarter in Review
Revenues in the first quarter of fiscal 2024 were $542.2 million, an increase of 7.4% from the comparable prior year period. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues were driven by higher demand for our workstations, middle office solutions, data feeds and our CGS subscriptions. The increased revenues reflected 7.2% growth in organic revenues during the first quarter of fiscal 2024 compared with the prior year period. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of November 30, 2023, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2,185.0 million, an increase of 7.1% over the prior year. Organic ASV increased in all our segments, with the majority of the increase related to the Americas and, to a lesser extent, EMEA and Asia Pacific. This increase was primarily driven by higher demand for our workstations and, to a lesser extent, our middle office solutions and data feeds. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 34.9% during the three months ended November 30, 2023, compared with 34.1% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a benefit from the net settlement of our derivative instruments and a decrease in professional fees, partially offset by higher computer-related expenses and royalty fees. Diluted earnings per common share ("Diluted EPS") for the three months ended November 30, 2023 was $3.84, an increase of 9.1%, compared with the prior year period.

Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows and serves as a key indicator of the successful execution of our business strategy.

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
Prior year ASV has been revised to include certain CGS revenues not previously reflected as ASV to better align with our legacy business.
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of November 30, 2023. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of November 30, 2023
As reported ASV plus Professional Services(1)	$2,184.6
Currency impact(2)	0.4
Organic ASV plus Professional Services	$2,185.0
Organic ASV plus Professional Services annual growth rate	7.1%
(1)Includes $22.2 million in Professional Services as of November 30, 2023.
(2)The impact from foreign currency movements.
As of November 30, 2023, Organic ASV plus Professional Services was $2,185.0 million, an increase of 7.1% compared with November 30, 2022. This increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations.

Organic ASV increased in all our segments, with the majority of the increase related to the Americas, and, to a lesser extent, EMEA and Asia Pacific. This increase was primarily driven by higher demand for our workstations and, to a lesser extent, our middle office solutions and data feeds.

Segment ASV
As of November 30, 2023, ASV from the Americas represented 64% of total ASV and was $1,395.0 million, an increase from $1,293.1 million as of November 30, 2022. Americas Organic ASV was $1,395.1 million as of November 30, 2023, a 7.9% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by higher demand for our workstations and, to a lesser extent, our middle office solutions, data feeds and CGS subscriptions.
As of November 30, 2023, ASV from EMEA represented 26% of total ASV and was $552.4 million, an increase from $522.0 million as of November 30, 2022. EMEA Organic ASV was $552.2 million as of November 30, 2023, a 5.4% increase from the prior year period. The EMEA Organic ASV increase was primarily driven by an increase in our data feeds, middle office solutions and, to a lesser extent, higher demand for our workstations.
As of November 30, 2023, ASV from Asia Pacific represented 10% of total ASV and was $215.0 million, an increase from $201.0 million as of November 30, 2022. Asia Pacific Organic ASV was $215.5 million as of November 30, 2023, an 8.0% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily driven by higher demand for our workstations, data feeds and middle office solutions.

Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of November 30, 2023 were 7.2% and 7.6%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, compared to 83% in the prior year, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of November 30, 2023	As of November 30, 2022	Change
Clients(1)	7,945	7,631	4.1%
Users	207,083	180,959	14.4%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 7,945 as of November 30, 2023, a net increase of 4.1% or 314 clients in the last 12 months, mainly due to an increase in corporate clients and, to a lesser extent, wealth management clients and partners.
As of November 30, 2023, there were 207,083 professionals using FactSet, representing a net increase of 14.4% or 26,124 users in the last 12 months, primarily driven by an increase in wealth users, and, to a lesser extent, sell-side users from our banking clients.
Annual ASV retention was greater than 95% of ASV for the three months ended November 30, 2023 and November 30, 2022. When expressed as a percentage of clients, annual retention was approximately 90% for the three months ended November 30, 2023, compared with approximately 92% for the three months ended November 30, 2022.
Employee Headcount
As of November 30, 2023, our employee headcount was 12,515, an increase of 7.6% compared with 11,627 employees as of November 30, 2022. This growth in headcount was primarily due to our continued investment in our centers of excellence ("COEs"), particularly through expanding our talent pool in our India and Philippines locations. Our COEs account for approximately 68% of our employees.
Our net headcount growth by segment as of November 30, 2023 compared to November 30, 2022 was 11.7% in Asia Pacific and 0.2% in the Americas, partially offset by a decrease of 1.0% in EMEA. As of November 30, 2023, we had 8,595 employees located in Asia Pacific, 2,500 in the Americas and 1,420 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2023 and November 30, 2022, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands, except share and per share data)	2023	2022
Revenues	$542,216	$504,815	7.4%
Cost of services	251,621	227,042	10.8%
Selling, general and administrative	100,711	105,596	(4.6)%
Asset impairments	844	282	199.3%
Operating income	$189,040	$171,895	10.0%

Net income	$148,555	$136,798	8.6%
Diluted weighted average common shares	38,643	38,914
Diluted EPS	$3.84	$3.52	9.1%
Revenues
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Revenues for the three months ended November 30, 2023 were $542.2 million, an increase of 7.4%. The increase in revenues was primarily driven by increased sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased in all our segments, primarily from the Americas and, to a lesser extent, EMEA and Asia Pacific. The increased revenues was driven by higher demand for our workstations, middle office solutions, data feeds and our CGS subscriptions. Organic revenues increased to $541.4 million for the three months ended November 30, 2023, a 7.2% increase over the prior year period.
The growth in revenues of 7.4% was reflective of a 7.2% increase in organic revenues and a 0.2% increase due to the effects of foreign currency exchange rate fluctuations.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2023	2022
Americas	$348,367	$323,367	7.7%
% of revenues	64.3%	64.1%
EMEA	$139,561	$130,738	6.7%
% of revenues	25.7%	25.9%
Asia Pacific	$54,288	$50,710	7.1%
% of revenues	10.0%	10.0%
Consolidated	$542,216	$504,815	7.4%
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Americas
Americas revenues increased 7.7% to $348.3 million during the three months ended November 30, 2023, compared with $323.4 million from the same period a year ago. The increased revenues were primarily driven by higher demand for our workstations and, to a lesser extent, our middle office solutions, data feeds and our CGS subscriptions. The growth in revenues of 7.7% was reflective of organic growth.

EMEA
EMEA revenues increased 6.7% to $139.6 million during the three months ended November 30, 2023, compared with $130.7 million from the same period a year ago. The increased revenues were primarily driven by higher sales in our middle office solutions and data feeds. The growth in revenues of 6.7% was reflective of a 6.1% increase in organic revenues and a 0.6% increase due to the effects of foreign currency exchange rate fluctuations.
Asia Pacific
Asia Pacific revenues increased 7.1% to $54.3 million during the three months ended November 30, 2023, compared with $50.7 million from the same period a year ago. The increased revenues were primarily driven by higher demand for our workstations. The growth in revenues of 7.1% was reflective of a 7.5% increase in organic revenues, partially offset by a decrease of 0.4% due to the effects of foreign currency exchange rate fluctuations.
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
Asset impairments consist primarily of expenses recognized when the carrying value of an asset exceeds its fair value.

The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2023	2022	% Change
Cost of services	$251,621	$227,042	10.8%
SG&A	100,711	105,596	(4.6)%
Asset impairments	844	282	199.3%
Total operating expenses	$353,176	$332,920	6.1%

Operating income	$189,040	$171,895	10.0%
Operating margin	34.9%	34.1%
Cost of Services
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Cost of services increased 10.8% to $251.6 million for the three months ended November 30, 2023, compared with $227.0 million for the same period a year ago, primarily due to an increase in employee compensation costs and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 46.4% for the three months ended November 30, 2023, an increase of 140 basis points over the prior year. This increase was primarily due to higher computer-related expenses, employee compensation costs and royalty fees. When expressed as a percentage of revenues:
•Computer-related expenses increased 80 basis points primarily due to higher spending related to cloud-based hosting services and licensed software arrangements.
•Employee compensation costs increased by 50 basis points primarily due to higher annual base salaries, net of capitalization of compensation costs related to the development of our internal-use software, and variable compensation. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 869 employees, primarily located in our COEs.
•Royalty fees increased by 30 basis points primarily driven by an increase in both CGS sales and the applicable royalty rate.
Selling, General and Administrative
Three months ended November 30, 2023 compared with three months ended November 30, 2022
SG&A expenses decreased 4.6% to $100.7 million for the three months ended November 30, 2023, compared with $105.6 million from the same period a year ago, primarily driven by the net settlement of our derivative instruments and a decrease in professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 18.6% for the three months ended November 30, 2023, a decrease of 230 basis points over the prior year period. This decrease was primarily driven by the net settlement of our derivative instruments, lower employee compensation costs and professional fees. When expressed as a percentage of revenues:
•The net settlement of derivative instruments for the three months ended November 30, 2023 compared with the three months ended November 30, 2022 resulted in a decrease in SG&A of 110 basis points.
•Employee compensation costs decreased by 70 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs. This decrease was also driven by the release of certain restructuring and related payroll tax accruals, partially offset by higher variable compensation and annual base salaries. The increase in annual base salaries was primarily driven by annual merit increases, partially offset by a shift of employees to lower cost locations.
•Professional fees decreased by 40 basis points primarily due to transition costs related to the CGS acquisition incurred during the prior year period.

Operating Income and Operating Margin
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Operating income increased 10.0% to $189.0 million for the three months ended November 30, 2023, compared with $171.9 million in the prior period. This increase was primarily driven by growth in revenues, partially offset by higher employee compensation costs and computer-related expenses. Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $1.9 million for the three months ended November 30, 2023 compared with the three months ended November 30, 2022.
Operating margin increased to 34.9% during the three months ended November 30, 2023, compared with 34.1% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a benefit from the net settlement of our derivative instruments and a decrease in professional fees, partially offset by higher computer-related expenses and royalty fees.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2023	2022
Americas	$80,848	$67,531	19.7%
EMEA	68,865	67,322	2.3%
Asia Pacific	39,327	37,042	6.2%
Total Operating Income	$189,040	$171,895	10.0%
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Americas
Americas operating income increased 19.7% to $80.8 million during the three months ended November 30, 2023, compared with $67.5 million in the same period a year ago. This increase was primarily due to growth in revenues of 7.7%, partially offset by higher computer-related expenses and, to a lesser extent, an increase in royalty fees.
•Computer-related expenses increased primarily due to higher spending related to cloud-based hosting services and licensed software arrangements.
•Royalty fees increased primarily due to an increase in both CGS sales and the applicable royalty rate.
EMEA
EMEA operating income increased 2.3% to $68.9 million during the three months ended November 30, 2023, compared with $67.3 million in the same period a year ago. This increase was primarily due to growth in revenues of 6.7%, partially offset by an increase in employee compensation costs and data costs. Employee compensation costs increased primarily due to higher annual base salaries from annual merit increases, partially offset by a net headcount decrease of 14 employees. Data costs increased compared to the three months ended November 30, 2022 as the prior year period included the release of certain accruals related to the successful resolution of exchange audits that reduced data costs.
Asia Pacific
Asia Pacific operating income increased 6.2% to $39.3 million during the three months ended November 30, 2023, compared with $37.0 million from the prior year. This increase was mainly due to growth in revenues of 7.1%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries, variable compensation and post-employment benefits. The increase in annual base salaries was mainly driven by annual merit increases and a net headcount increase of 897 employees.

Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2023	2022	% Change
Income before income taxes	$175,196	$157,885	11.0%
Provision for income taxes	$26,641	$21,087	26.3%
Effective tax rate	15.2%	13.4%	13.9%
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
Our effective tax rate for the three months ended November 30, 2023 was lower than the applicable U.S. corporate income tax rate mainly due to a net tax benefit from the employee exercise of stock options, research and development ("R&D") tax credits and utilization of foreign tax credits, partially offset by our net state taxes. For the three months ended November 30, 2022, our effective tax rate was lower than the applicable U.S. corporate income tax rate mainly due to R&D tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from the employee exercise of stock options.
Our effective tax rate for the three months ended November 30, 2023 was higher than for the three months ended November 30, 2022 due mainly to a reduction in the benefit from employee exercise of stock options, as well as a higher overall foreign tax rate, partially offset by increased utilization of foreign tax credits.
Net Income and Diluted EPS

	Three Months Ended
	November 30,
(dollar amounts in thousands, except share and per share data)	2023	2022	% Change
Net income	$148,555	$136,798	8.6%
Diluted weighted average common shares	38,643	38,914	(0.7)%
Diluted EPS	$3.84	$3.52	9.1%
Three months ended November 30, 2023 compared with three months ended November 30, 2022
Net income increased 8.6% to $148.6 million and Diluted EPS increased 9.1% to $3.84 for the three months ended November 30, 2023 compared with the same period a year ago. The increase in Net income and Diluted EPS, when compared to the prior year period, was primarily due to higher operating income, partially offset by an increase in the provision for income taxes.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA and adjusted Diluted EPS. The reconciliations from our financial measures calculated and presented in accordance with GAAP to these non-GAAP financial measures are shown in the tables below. These non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
Organic revenues excludes the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. For year to date comparisons, organic revenues excludes current year revenues that were incurred prior to the first anniversary date of an acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2023	2022
Revenues	$542,216	$504,815	7.4%
Acquisition revenues	(174)	—
Currency impact	(649)	—
Organic revenues	$541,393	$504,815	7.2%

The table below provides an unaudited reconciliation of operating income, operating margin, net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of acquisition-related intangible asset amortization and non-recurring items. EBITDA excludes interest expense, provision for income taxes and depreciation and amortization.

	Three Months Ended
	November 30,
(dollar amounts in thousands, except per share data)	2023	2022	% Change
Operating income	$189,040	$171,895	10.0%
Intangible asset amortization	17,344	18,008
Restructuring / severance	(2,419)	—
Business acquisition / integration costs(1)	—	3,499
Adjusted operating income	$203,965	$193,402	5.5%
Operating margin	34.9%	34.1%
Adjusted operating margin(2)	37.6%	38.3%
Net income	$148,555	$136,798	8.6%
Intangible asset amortization	12,368	15,577
Restructuring / severance	(1,725)	—
Business acquisition / integration costs(1)	—	3,026
Income tax items	(71)	(230)
Adjusted net income(3)	$159,127	$155,171	2.5%
Net income	$148,555	$136,798	8.6%
Interest expense	16,738	16,537
Income taxes	26,641	21,087
Depreciation and amortization expense	27,068	25,997
EBITDA	$219,002	$200,419	9.3%
Diluted EPS	$3.84	$3.52	9.1%
Intangible asset amortization	0.32	0.40
Restructuring / severance	(0.04)	—
Business acquisition / integration costs(1)	—	0.08
Income tax items	0.00	(0.01)
Adjusted Diluted EPS(3)	$4.12	$3.99	3.3%
Weighted average common shares (Diluted)	38,643	38,914
(1)Related to acquisition and integration costs of the CGS acquisition.
(2)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(3)For purposes of calculating Adjusted net income and Adjusted Diluted EPS, the three months ended November 30, 2023 and November 30, 2022 were taxed at an adjusted tax rate of 28.7% and 13.5%, respectively.
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
Long-Term Debt and Swap Agreement
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.125% from the borrowing date through November 30, 2023. During fiscal 2022, we incurred approximately $9.5 million in debt issuance costs related to the 2022 Credit Facilities.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay prior outstanding borrowings and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three months ended November 30, 2023, we repaid $62.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million. Since loan inception on March 1, 2022, we have repaid $687.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $612.5 million.
As of November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") rate plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the borrowing date through November 30, 2023. Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of November 30, 2023. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2023.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion of the 2022 Credit Agreement.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on the 2022 Swap Agreement.
Senior Notes
On March 1, 2022 we completed a public offering of $500.0 million aggregate principal amount of 2.900% Senior Notes due March 1, 2027 (the "2027 Notes") and $500.0 million aggregate principal amount of 3.450% Senior Notes due March 1, 2032

(the "2032 Notes" and, together with the 2027 Notes, the "Senior Notes"). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").
Interest on the Senior Notes is payable semiannually in arrears on March 1 and September 1 of each year. The Senior Notes were issued at an aggregate discount of $2.8 million during fiscal 2022 and we incurred approximately $9.1 million in debt issuance costs.
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
Uses of Liquidity
Returning Value to Stockholders
We returned $97.0 million to our stockholders in the form of share repurchases and dividends during the three months ended November 30, 2023 and $33.7 million in the form of dividends during the three months ended November 30, 2022. Over the last 12 months, we returned $378.6 million to our stockholders in the form of share repurchases and dividends.
Dividends
During the three months ended November 30, 2023 and November 30, 2022, we paid dividends of $37.1 million and $33.7 million, respectively. Fiscal 2023 marked the 24th consecutive fiscal year we have increased dividends, highlighting our continued commitment to returning value to our stockholders. Future dividends will depend on our earnings, capital requirements, financial condition and other factors we consider to be relevant and are subject to final determination by our Board of Directors.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. For the three months ended November 30, 2023, we repurchased 135,950 shares for $59.9 million. We suspended our share repurchase program beginning in the second quarter of fiscal 2022 through the second quarter of fiscal 2023, to prioritize the repayment of debt under the 2022 Credit Facilities. As such, we did not repurchase any shares of our common stock under the share repurchase program during the three months ended November 30, 2022.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of November 30, 2023, $240.1 million remained authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Capital Expenditures
For the three months ended November 30, 2023, capital expenditures decreased by 8.3% to $16.5 million, compared with $18.0 million during the same period a year ago. This decrease was primarily due to lower expenditures for computer equipment, partially offset by an increase in costs related to the development of capitalized internal-use software and investments in network-related equipment.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses.

We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
For the three months ended November 30, 2023, there were no material changes to our contractual obligations.
Summary of Cash Flows
As of November 30, 2023, Cash and cash equivalents were $411.9 million, compared with $425.4 million as of August 31, 2023. Our cash and cash equivalents are held in numerous locations throughout the world, with $164.7 million in EMEA (predominantly in the UK), $136.8 million in the Americas and the remaining $110.4 million in Asia Pacific (predominantly in India and the Philippines) as of November 30, 2023. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.
The table below provides selected cash flow information:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2023	2022	% Change
Net cash provided by operating activities	$155,144	$106,636	45.5%
Net cash provided by (used in) investing activities	(25,219)	(27,852)	(9.5)%
Net cash provided by (used in) financing activities	(144,564)	(146,232)	(1.1)%
Effect of exchange rate changes on cash and cash equivalents	1,050	1,317	(20.3)%
Net increase (decrease) in cash and cash equivalents	$(13,589)	$(66,131)	(79.5)%
Operating
For the three months ended November 30, 2023, net cash provided by operating activities was $155.1 million, which included net income of $148.6 million, non-cash charges of $56.5 million and net cash outflow of $50.0 million to support our working capital requirements. The non-cash charges were primarily driven by $27.1 million of depreciation and amortization and $14.3 million of stock-based compensation expense. The change in our working capital was primarily driven by a cash outflow related to our annual variable compensation payment, partially offset by the timing of payments related to accrued expenses.
For the three months ended November 30, 2022, net cash provided by operating activities was $106.6 million, which included net income of $136.8 million, non-cash charges of $47.4 million and net cash outflow of $77.6 million to support our working capital requirements. The non-cash charges were primarily driven by $26.0 million of depreciation and amortization and $12.2 million of stock-based compensation expense. The change in our working capital was primarily driven by a cash outflow related to our annual variable compensation payment.
Investing
For the three months ended November 30, 2023, net cash used in investing activities was $25.2 million. The cash used in investing activities was primarily related to capital expenditures of $16.5 million mainly due to capitalization of compensation costs related to the development of our internal-use software and investments in network-related equipment.
For the three months ended November 30, 2022, net cash used in investing activities was $27.9 million. The cash used in investing activities was primarily related to capital expenditures of $18.0 million mainly due to capitalization of compensation costs related to development of our internal-use software projects.
Financing
For the three months ended November 30, 2023, net cash used in financing activities was $144.6 million, consisting mainly of $62.5 million related to the partial repayment of the 2022 Term Facility, $59.9 million of share repurchases and $37.1 million of dividend payments, partially offset by $28.4 million of proceeds from employee stock plans.
For the three months ended November 30, 2022, net cash used in financing activities was $146.2 million, consisting mainly of $125.0 million related to the partial repayment of the 2022 Term Facility and $33.7 million of dividend payments, partially offset by $23.4 million of proceeds from employee stock plans.

Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment and leasehold improvements ("PPE") and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to stockholders, investing in our business, making strategic acquisitions and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.
The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2023	2022	Change
Net cash provided by operating activities	$155,144	$106,636	$48,508
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(16,466)	(17,960)	1,494
Free cash flow	$138,678	$88,676	$50,002
We generated free cash flow of $138.7 million during the three months ended November 30, 2023, an increase of $50.0 million compared with the same period a year ago. This change reflects a $48.5 million increase in cash provided by operating activities, mainly due to lower working capital requirements and higher net income. The increase in free cash flow also reflects a $1.5 million reduction in purchases of PPE and capitalization of internal-use software primarily driven by lower expenditures for computer equipment, partially offset by an increase in costs related to the development of capitalized internal-use software and investments in network-related equipment.
Off-Balance Sheet Arrangements
As of November 30, 2023 and August 31, 2023, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of November 30, 2023 and August 31, 2023, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of November 30, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge period maturities range from the second quarter of fiscal 2024 through the first quarter of fiscal 2025.

The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	November 30, 2023			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£44,100	$55,208		£45,000	$56,098
Indian Rupee	Rs	4,162,086	49,800	Rs	3,363,150	40,300
Euro		€42,600	46,730		€39,000	42,646
Philippine Peso	₱	1,878,107	33,600	₱	1,888,541	33,600
Total			$185,338			$172,644
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for more information on our foreign currency exposures.
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the three months ended November 30, 2023.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. There were no significant changes in our critical accounting estimates during the three months ended November 30, 2023.
New Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements, including their expected dates of adoption, which we include herein by reference.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of November 30, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge period maturities range from the second quarter of fiscal 2024 through the first quarter of fiscal 2025. We do not enter into cash flow hedges for trading or speculative purposes.

The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") on the Consolidated Balance Sheets and subsequently reclassified into SG&A in the Consolidated Statements of Income when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income:

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Foreign currency forward contracts gain (loss) reclassified from AOCL into income	$365	$(4,965)
Foreign currency exchange rate fluctuations, net of hedge activity, increased operating income by $1.9 million for the three months ended November 30, 2023 compared with the three months ended November 30, 2022.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of November 30, 2023, relative to the other foreign currencies in which we transact. Based on the financial results for the three months ended November 30, 2023, the fair value of our outstanding forward contracts would have increased by approximately $18 million and our operating income, excluding these forward contracts, would have decreased by an estimated $11 million. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Refer to Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on our foreign currency exposures and our foreign currency forward contracts.
Foreign Currency Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended
	November 30,
(in thousands)	2023	2022
Foreign currency translation adjustment gains (losses)	$1,908	$8,769
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of November 30, 2023, we had Cash and cash equivalents of $411.9 million and Investments of $32.1 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Debt
2022 Credit Agreement
As of November 30, 2023, our outstanding variable interest rate debt included $312.5 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. During the three months ended November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR rate plus a spread using a debt leverage pricing grid, currently at 1.1% (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). The spread remained consistent from the date of borrowing through November 30, 2023.
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2022 Swap Agreement on March 1, 2022, to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declines by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we apportioned the then-outstanding notional amount of the 2022 Swap Agreement between two counterparties. As of November 30, 2023, the notional amount of the 2022 Swap Agreement was $100.0 million, maturing on February 28, 2024.
Our Senior Notes have a fixed interest rate and are not subject to interest rate changes. Our interest rate exposure is limited to the outstanding principal balance of our variable rate debt that is in excess of our 2022 Swap Agreement, which was $462.5 million as of November 30, 2023. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings as of November 30, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, and the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 11, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements included in Part I, Item 1., to this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended November 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
September 2023	47,826	$431.44	47,800	$279,377
October 2023	46,400	$441.59	46,400	$258,887
November 2023	72,108	$447.81	41,750	$240,090
Total	166,334		135,950
(1)Includes 135,950 shares purchased under the stock repurchase program, as well as 30,384 shares repurchased primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)As of November 30, 2023, we had $240.1 million authorized under our share repurchase program for future share repurchases. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 27, 2023, F. Philip Snow, our Chief Executive Officer, adopted a trading plan for the monthly exercise of non-qualified stock options and the sale of shares of FactSet common stock issued upon exercise of those options, with an effective date of January 2, 2024 and an expiration date of December 6, 2024. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 36,000.
None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended November 30, 2023.

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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 5, 2024	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)