Form 10-Q
period 2024-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2024-04-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 27, 2024 was 38,115,834.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 29, 2024
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and six months ended February 29, 2024, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues	$545,945	$515,085	$1,088,161	$1,019,900
Operating expenses
Cost of services	255,142	240,806	506,763	467,848
Selling, general and administrative	108,807	104,582	209,518	210,178
Asset impairments	54	447	898	729
Total operating expenses	364,003	345,835	717,179	678,755

Operating income	181,942	169,250	370,982	341,145

Other income (expense), net
Interest income	2,847	2,903	5,859	5,108
Interest expense	(16,599)	(16,737)	(33,337)	(33,274)
Other income (expense), net	455	1,346	337	1,668
Total other income (expense), net	(13,297)	(12,488)	(27,141)	(26,498)

Income before income taxes	168,645	156,762	343,841	314,647

Provision for income taxes	27,705	25,169	54,346	46,256
Net income	$140,940	$131,593	$289,495	$268,391

Basic earnings per common share	$3.70	$3.44	$7.61	$7.03
Diluted earnings per common share	$3.65	$3.38	$7.49	$6.89

Basic weighted average common shares	38,103	38,281	38,059	38,201
Diluted weighted average common shares	38,650	38,981	38,646	38,947

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Net income	$140,940	$131,593	$289,495	$268,391
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(1,186)	(2,254)	(2,840)	4,301
Foreign currency translation adjustment gains (losses)	(2,956)	3,070	(1,048)	11,839
Other comprehensive income (loss)	(4,142)	816	(3,888)	16,140
Comprehensive income	$136,798	$132,409	$285,607	$284,531
(1) Presented net of a tax benefit of $419 thousand and $779 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively. Presented net of a tax benefit of $1,007 thousand and a tax expense of $1,485 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(in thousands, except share data)	February 29, 2024	August 31, 2023
ASSETS
Cash and cash equivalents	$381,708	$425,444
Investments	68,519	32,210
Accounts receivable, net of reserves of $10,787 at February 29, 2024 and $7,769 at August 31, 2023	272,177	237,665
Prepaid taxes	42,570	24,206
Prepaid expenses and other current assets	58,047	50,610
Total current assets	823,021	770,135
Property, equipment and leasehold improvements, net	80,971	86,107
Goodwill	1,003,883	1,004,736
Intangible assets, net	1,860,609	1,859,202
Deferred taxes	24,345	27,229
Lease right-of-use assets, net	133,917	141,837
Other assets	64,120	73,676
TOTAL ASSETS	$3,990,866	$3,962,922
LIABILITIES
Accounts payable and accrued expenses	$128,155	$121,816
Current lease liabilities	28,965	28,839
Accrued compensation	72,319	112,892
Deferred revenues	175,121	152,430
Current taxes payable	17,832	31,009
Dividends payable	37,360	37,265
Total current liabilities	459,752	484,251
Long-term debt	1,489,488	1,612,700
Deferred taxes	8,232	6,737
Deferred revenues, non-current	3,177	3,734
Taxes payable	35,734	30,344
Long-term lease liabilities	185,759	198,382
Other liabilities	6,970	6,844
TOTAL LIABILITIES	$2,189,112	$2,342,992
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,475,726 and 42,096,628 shares issued; 38,123,087 and 38,025,372 shares outstanding at February 29, 2024 and August 31, 2023, respectively	425	421
Additional paid-in capital	1,421,133	1,323,631
Treasury stock, at cost: 4,352,639 and 4,071,256 shares at February 29, 2024 and August 31, 2023, respectively	(1,248,707)	(1,122,077)
Retained earnings	1,719,932	1,505,096
Accumulated other comprehensive loss	(91,029)	(87,141)
TOTAL STOCKHOLDERS’ EQUITY	$1,801,754	$1,619,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,990,866	$3,962,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
	February 29,	February 28,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$289,495	$268,391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	58,650	52,208
Amortization of lease right-of-use assets	15,263	19,596
Stock-based compensation expense	30,962	27,500
Deferred income taxes	5,632	(6,470)
Asset impairments	898	729
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(39,468)	(54,294)
Accounts payable and accrued expenses	10,377	12,102
Accrued compensation	(40,456)	(51,714)
Deferred revenues	22,133	11,069
Taxes payable, net of prepaid taxes	(26,150)	(2,576)
Lease liabilities, net	(19,840)	(22,877)
Other, net	(8,554)	17,650
Net cash provided by operating activities	298,942	271,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(38,383)	(35,416)
Purchases of investments	(44,936)	(10,889)
Net cash provided by (used in) investing activities	(83,319)	(46,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(125,000)	(250,000)
Dividend payments	(74,141)	(67,478)
Proceeds from employee stock plans	66,544	43,605
Repurchases of common stock	(112,165)	—
Other financing activities	(14,465)	(11,781)
Net cash provided by (used in) financing activities	(259,227)	(285,654)

Effect of exchange rate changes on cash and cash equivalents	(132)	2,698
Net increase (decrease) in cash and cash equivalents	(43,736)	(57,947)
Cash and cash equivalents at beginning of period	425,444	503,273
Cash and cash equivalents at end of period	$381,708	$445,326
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended February 29, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2023	42,297,330	$423	$1,366,343	4,237,590	$(1,195,491)	$1,616,352	$(86,887)	$1,700,740
Net income						140,940		140,940
Other comprehensive income (loss)							(4,142)	(4,142)
Common stock issued for employee stock plans	172,244	2	38,138	197	(88)			38,052
Vesting of restricted stock	6,152	—	—	1,802	(873)			(873)
Repurchases of common stock				113,050	(52,255)			(52,255)
Stock-based compensation expense			16,652					16,652
Dividends declared						(37,360)		(37,360)
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754

For the Six Months Ended February 29, 2024
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						289,495		289,495
Other comprehensive income (loss)							(3,888)	(3,888)
Common stock issued for employee stock plans	297,348	3	66,541	343	(153)			66,391
Vesting of restricted stock	81,750	1	(1)	32,040	(14,312)			(14,312)
Repurchases of common stock				249,000	(112,165)			(112,165)
Stock-based compensation expense			30,962					30,962
Dividends declared						(74,659)		(74,659)
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the Three Months Ended February 28, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2022	41,848,430	$418	$1,225,947	3,634,322	$(941,705)	$1,282,527	$(93,059)	$1,474,128
Net income						131,593		131,593
Other comprehensive income (loss)							816	816
Common stock issued for employee stock plans	95,543	1	20,180					20,181
Vesting of restricted stock	5,910	1		1,853	(791)			(790)
Stock-based compensation expense			15,325					15,325
Dividends declared						(34,099)		(34,099)
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154

For the Six Months Ended February 28, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						268,391		268,391
Other comprehensive income (loss)							16,140	16,140
Common stock issued for employee stock plans	226,966	2	43,602	410	(166)			43,438
Vesting of restricted stock	69,699	1		27,303	(11,615)			(11,614)
Stock-based compensation expense			27,500					27,500
Dividends declared						(68,109)		(68,109)
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 29, 2024
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of February 29, 2024, we had more than 8,000 clients comprised of over 206,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
As our chief operating decision maker ("CODM") continues to review our business and operating results based on our three segments, the Americas, EMEA and Asia Pacific, the realignment of our internal organization by firm type will not impact our segments for fiscal 2024. Refer to Note 15, Segment Information, for further discussion on our segments and CODM.
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

Reclassifications
We presented the components of Interest expense, net separately as Interest income and Interest expense in the Consolidated Statements of Income for the three and six months ended February 29, 2024. We conformed the comparative figures for the three and six months ended February 28, 2023 to the current period presentation.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates may include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, long-lived assets, contingencies and impairment assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results could differ materially from those estimates.
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
Cash and Cash Equivalents and Investments
We are exposed to credit risk on our cash, cash equivalents and investments in mutual funds in the event of default by the governmental and financial institutions with which we transact. We invest in a manner that aligns with our restrictive cash investment practices, preserves capital and provides liquidity, while minimizing our exposure to credit risk. We limit our exposure to credit loss by investing with multiple governmental and financial institutions that we believe are high-quality and credit-worthy. We have not experienced any credit losses relating to our cash, cash equivalents and investments in mutual funds.
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of February 29, 2024 and August 31, 2023, our accounts receivable reserve was $10.8 million and $7.8 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues in any period presented. Our concentration of credit risk related to our accounts receivable is generally limited, due to our large and geographically dispersed client base.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the six months ended February 29, 2024.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the six months ended February 29, 2024. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.

Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three and six months ended February 29, 2024 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Income Taxes - Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures primarily related to our effective tax rate reconciliation and income taxes paid. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our annual financial statements starting in fiscal 2026. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements. We are currently assessing the impact of the new requirements on our disclosures.
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily related to significant segment expenses for both interim and annual periods. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements. We are currently assessing the impact of the new requirements on our disclosures.
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
No other new accounting pronouncements issued or effective as of February 29, 2024 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions powered by our content refinery (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues through our CGS platform, a subscription-based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
The majority of each of our contracts with clients, whether for our Hosted Platform or Identifier Platform services, represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms over the associated contractual term. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the respective platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient, because the consideration that we have the right to invoice corresponds directly with the value of our performance to date. There are no significant judgments that would impact the timing of revenue recognition.

Due to our election of the practical expedient, we do not consider payment terms as a financing component within a client contract when, at contract inception, the period between the transfer of the promised services to the client and the payment timing for those services will be one year or less.
The majority of client contracts have a duration of one year, or the amount we are entitled to receive corresponds directly with the value of our performance obligations completed to date. Therefore, we do not disclose the value of the remaining unsatisfied performance obligations.
Disaggregated Revenues
We disaggregate revenues from our client contracts by segment based on our clients' respective geographic locations. Our business segmentation by geography is aligned with the operational and economic characteristics of our business. Refer to Note 15, Segment Information, for further information.
The following table presents revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Americas	$352,618	$331,121	$700,985	$654,488
EMEA	139,176	132,508	278,737	263,246
Asia Pacific	54,151	51,456	108,439	102,166
Total Revenues	$545,945	$515,085	$1,088,161	$1,019,900
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
Fair Value Hierarchy
The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy ranks the reliability of the inputs, based upon the lowest level of input that is significant to the fair value measurement, used to determine fair value. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect its placement within the fair value hierarchy. We have categorized our assets and liabilities within the fair value hierarchy as follows:
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

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2024, and August 31, 2023. We did not have any transfers between levels of fair value measurements during the six months ended February 29, 2024 and the fiscal year ended August 31, 2023.

	Fair Value Measurements as of February 29, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$103,333	$—	$—	$103,333
Mutual funds(2)	—	68,519	—	68,519
Derivative instruments(3)	—	418	—	418
Total assets measured at fair value	$103,333	$68,937	$—	$172,270

Liabilities
Derivative instruments(3)	$—	$490	$—	$490
Contingent Liability(4)	—	—	8,282	8,282
Total liabilities measured at fair value	$—	$490	$8,282	$8,772

	Fair Value Measurements as of August 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$137,125	$—	$—	$137,125
Mutual funds(2)	—	32,210	—	32,210
Derivative instruments(3)	—	4,383	—	4,383
Total assets measured at fair value	$137,125	$36,593	$—	$173,718

Liabilities
Derivative instruments(3)	$—	$608	$—	$608
Contingent Liability(4)	—	—	8,008	8,008
Total liabilities measured at fair value	$—	$608	$8,008	$8,616
(1) Our money market funds are readily convertible into cash. The net asset value of each fund on the last day of the reporting period is used to determine its fair value. Our money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. Our mutual funds are included in Investments within the Consolidated Balance Sheets.
(3) Our derivative instruments as of February 29, 2024 included our foreign exchange forward contracts and, as of August 31, 2023, included our foreign exchange forward contracts and our 2022 Swap Agreement. We utilize the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreement, we utilize a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments, for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
(4) Our contingent liability resulted from the acquisition of a business during fiscal 2023. This liability reflects the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liability was $7.9 million and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liability is remeasured each reporting period until the contingency is resolved, with any changes in fair value recorded in Selling, general and administrative ("SG&A") within the Consolidated Statements of Income. The change in the fair value of the contingent liability from the acquisition date through February 29, 2024 was driven by the passage of time, with no changes made to key assumptions used in our fair value estimates.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets that are measured at fair value on a non-recurring basis primarily include our property, equipment and leasehold improvements ("PPE"), lease right-of-use ("ROU") assets, goodwill and intangible assets. These assets are assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill. The fair values of these non-financial assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our Long-term debt on the Consolidated Balance Sheets at fair value. The carrying value of our Long-term debt is net of related unamortized discounts and debt issuance costs.
Our Long-term debt is comprised of our Senior Notes and 2022 Credit Facilities. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 10, Debt for definitions of these terms and more information on the Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of February 29, 2024 and August 31, 2023:

		February 29, 2024		August 31, 2023
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$465,950	$500,000	$460,890
2032 Notes	Level 1	500,000	434,735	500,000	423,700
2022 Term Facility	Level 3	250,000	251,093	375,000	376,406
2022 Revolving Facility	Level 3	250,000	247,813	250,000	246,875
Total principal amount		$1,500,000	$1,399,591	$1,625,000	$1,507,871
Total unamortized discounts and debt issuance costs		(10,512)		(12,300)
Total net carrying value of debt		$1,489,488		$1,612,700
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
We leverage foreign currency forward contracts and interest rate swap agreements to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our floating interest rate exposure, respectively. For a derivative that was designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Realized gains or losses resulting from settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income when the hedges are settled. All of our derivatives qualified and were designated as cash flow hedges, and none of our derivatives were deemed ineffective, during the six months ended February 29, 2024 and February 28, 2023. There was no discontinuance of our cash flow hedges during the six months ended February 29, 2024 and February 28, 2023, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.

Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of February 29, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the third quarter of fiscal 2024 through the second quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	February 29, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£42,400	$53,431		£45,000	$56,098
Indian Rupee	Rs	4,391,942	52,400	Rs	3,363,150	40,300
Euro		€43,700	47,960		€39,000	42,646
Philippine Peso	₱	1,890,330	33,600	₱	1,888,541	33,600
Total			$187,391			$172,644
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declined by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified prior to its maturity. The 2022 Swap Agreement matured on February 28, 2024.
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024 and matures on February 28, 2025.
Refer to Note 10, Debt, for further discussion of our outstanding floating SOFR debt and refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our long-term debt outstanding.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	February 29, 2024	August 31, 2023
Foreign currency forward contracts	$187,391	$172,644
Interest rate swap agreement	—	200,000
Total cash flow hedges	$187,391	$372,644

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	February 29, 2024	August 31, 2023	Balance Sheet Classification	February 29, 2024	August 31, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$418	$1,260	Accounts payable and accrued expenses	$490	$608
Interest rate swap agreement	Prepaid expenses and other current assets	—	3,123	Accounts payable and accrued expenses	—	—
Total cash flow hedges		$418	$4,383		$490	$608

Derivative Recognition
The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 29, 2024 and February 28, 2023:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 29,	February 28,		February 29,	February 28,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Foreign currency forward contracts	$(623)	$(215)	SG&A	$(47)	$(279)
Interest rate swap agreement	17	848	Interest expense	1,046	3,945
Total cash flow hedges	$(606)	$633		$999	$3,666

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 29, 2024 and February 28, 2023:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 29,	February 28,		February 29,	February 28,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Foreign currency forward contracts	$(406)	$3,108	SG&A	$318	$(5,244)
Interest rate swap agreement	27	4,276	Interest expense	3,150	6,842
Total cash flow hedges	$(379)	$7,384		$3,468	$1,598

As of February 29, 2024, we estimate that net pre-tax derivative losses of $0.1 million included in AOCL will be reclassified into earnings within the next 12 months. As of February 29, 2024, our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of February 29, 2024 and August 31, 2023, there were no material amounts recorded net in the Consolidated Balance Sheets.

6. GOODWILL
Changes in the carrying value of goodwill by segment for the six months ended February 29, 2024 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
Acquisitions	181	—	—	181
Foreign currency translations	—	(967)	(67)	(1,034)
Balance at February 29, 2024	$704,940	$296,767	$2,176	$1,003,883
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

We tested our goodwill for impairment during the fourth quarter of fiscal 2023 utilizing a quantitative analysis. We elected to bypass the optional qualitative assessment and concluded there was no impairment as the fair value of each of our reporting units exceeded its carrying value. Our goodwill impairment test performed during the fourth quarter of fiscal 2022 utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value.
7. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets as of February 29, 2024 and August 31, 2023:

		February 29, 2024			August 31, 2023
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$87,944	$1,495,056	$1,583,000	$65,958	$1,517,042
Client relationships	11 to 26	265,129	74,416	190,713	265,315	68,701	196,614
Developed technology	3 to 5	145,213	45,901	99,312	109,222	45,560	63,662
Acquired databases	15	46,000	6,133	39,867	46,000	4,600	41,400
Software technology	2 to 10	142,368	112,798	29,570	142,395	108,702	33,693
Data content	7 to 20	35,169	29,320	5,849	35,021	28,508	6,513
Non-compete agreements	4	290	48	242	290	12	278
Total		$2,217,169	$356,560	$1,860,609	$2,181,243	$322,041	$1,859,202
The weighted average useful life of our intangible assets as of February 29, 2024 was 32.1 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the six months ended February 29, 2024 and February 28, 2023. Our intangible assets have no assigned residual values.

The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Amortization expense	$26,688	$21,782	$48,853	$43,436
As of February 29, 2024, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Years Ended August 31,
2024 (remaining six months)	$53,369
2025	102,958
2026	95,323
2027	72,779
2028	63,279
Thereafter	1,472,901
Total	$1,860,609
8. INCOME TAXES
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business. Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using currently enacted tax rates.
Income Taxes Provision and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Income before income taxes	$168,645	$156,762	$343,841	$314,647
Provision for income taxes	$27,705	$25,169	$54,346	$46,256
Effective tax rate	16.4%	16.1%	15.8%	14.7%
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
Our effective tax rate for the three and six months ended February 29, 2024 was lower than the applicable U.S. corporate income tax rate mainly due to a net tax benefit from the employee exercise of stock options, research and development ("R&D") tax credits and utilization of foreign tax credits, partially offset by our state taxes. For the three and six months ended February 28, 2023, our effective tax rate was lower than the applicable U.S. corporate income tax rate mainly due to R&D tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from the employee exercise of stock options.

Our effective tax rate for the three months ended February 29, 2024 was higher than for the three months ended February 28, 2023, mainly driven by higher pretax income at applicable statutory tax rates and a higher overall foreign tax rate, partially offset by an increase in the exercise of stock options and increased utilization of foreign tax credits.
Our effective tax rate for the six months ended February 29, 2024 was higher than for the six months ended February 28, 2023, mainly driven by higher pretax income at applicable statutory tax rates and a higher overall foreign tax rate, partially offset by increased utilization of foreign tax credits.
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
9. LEASES
Our lease portfolio is primarily related to our office space, under various operating lease agreements. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated incremental borrowing rate ("IBR"). Certain adjustments to calculate our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for lease and non-lease components as a single lease component, which we recognize over the expected lease term on a straight-line expense basis in occupancy costs (a component of SG&A expense) in our Consolidated Statements of Income.
As of February 29, 2024, we recognized $133.9 million of Lease ROU assets, net and $214.7 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have a remaining lease term ranging from less than one year to just under 12 years and do not include any renewal or termination options that were not reasonably certain to be exercised.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of February 29, 2024:

(in thousands)	Minimum Lease Payments
Years Ended August 31,
2024 (remaining six months)	$19,037
2025	38,022
2026	37,658
2027	36,339
2028	31,771
Thereafter	88,843
Total minimum lease payments	$251,670
Less: Imputed interest	36,946
Total lease liabilities	$214,724

The following table includes components of our occupancy costs:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Operating lease costs(1)	$7,645	$8,156	$15,263	$16,233
Variable lease costs(2)	$4,817	$3,834	$9,306	$8,054
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of February 29, 2024	As of August 31, 2023
Weighted average remaining lease term (in years)	7.4	7.8
Weighted average discount rate (IBR)	4.6%	4.5%

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended
	February 29,	February 28,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$19,811	$19,596
Lease ROU assets obtained in exchange for lease liabilities(1)	$2,313	$1,379
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(23)	$—
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
10. DEBT
We elected not to carry our Long-term debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our total debt obligations as of February 29, 2024 and August 31, 2023 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	February 29, 2024	August 31, 2023
2022 Credit Agreement
2022 Term Facility	3/1/2022	3/1/2025	$250,000	$375,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000

Senior Notes
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000

Total unamortized discounts and debt issuance costs			(10,512)	(12,300)

Total Long-term debt			$1,489,488	$1,612,700

As of February 29, 2024, annual maturities on our total debt obligations, based on contractual maturity date, were as follows:

(in thousands)	Maturities
Years Ended August 31,
2024 (remaining six months)	$—
2025	250,000
2026	—
2027	750,000
2028	—
Thereafter	500,000
Total	$1,500,000
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through February 29, 2024.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 29, 2024, we repaid $62.5 million and $125.0 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $100.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $750.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $662.5 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through February 29, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of February 29, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 29, 2024.

Swap Agreements
2022 Swap Agreement
On March 1, 2022, we entered into the 2022 Swap Agreement to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. Effective December 30, 2022, we apportioned the then outstanding notional amount of the 2022 Swap Agreement between two counterparties. The 2022 Swap Agreement matured on February 28, 2024.
2024 Swap Agreement
On March 1, 2024, we entered into the 2024 Swap Agreement to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%.
Refer to Note 5, Derivative Instruments for further discussion of the 2022 Swap Agreement and the 2024 Swap Agreement.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Interest expense on outstanding debt(1)	$16,589	$16,728	$33,318	$33,256
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses. For the six months ended February 29, 2024, there were no material changes to our purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments
As of February 29, 2024 and August 31, 2023, we had outstanding capital commitments related to an investment of $0.6 million and $0.7 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of February 29, 2024 and August 31, 2023, we had $0.5 million and $0.6 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2022 Revolving Facility since its inception. Refer to Note 10, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at February 29, 2024, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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

Sales Tax Matters

On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the "Sales Taxes") from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the "Third Notice"; cumulatively with the First and Second Notices, the "Notices") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We requested pre-assessment conferences with the Department of Revenue's Office of Appeals to appeal the Notices, and on May 24, 2023, we received a Letter of Determination from the Commonwealth upholding the Notices, along with a Notice of Assessment for all the periods covered by the Notices. On June 22, 2023, we filed an Application for Abatement with the Commonwealth disputing all amounts assessed, which was subsequently denied. On February 20, 2024, we received a “Notice of Selection for Audit” for sales tax for the period from July 1, 2021 through December 31, 2023. We have filed petitions with the Appellate Tax Board to appeal all amounts assessed by the Commonwealth and believe that we will ultimately prevail; however, if we do not prevail, the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
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
12. STOCKHOLDERS' EQUITY
Share Repurchases

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except share data)	2024	2023	2024	2023
Repurchases of common stock under the share repurchase program(1)	113,050	—	249,000	—
Total cost of shares repurchased(1)	$52,255	$—	$112,165	$—
(1) Amounts do not include repurchases of common stock primarily to satisfy tax withholding obligations due upon vesting of stock-based awards of 1,999 shares ($1.0 million) and 1,853 shares ($0.8 million) during the three months ended February 29, 2024 and February 28, 2023, respectively, and 32,383 shares ($14.5 million) and 27,713 shares ($11.8 million) during the six months ended February 29, 2024 and February 28, 2023, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. We suspended our share repurchase program beginning in the second quarter of fiscal 2022 through the second quarter of fiscal 2023 to prioritize the repayment of debt under the 2022 Credit Facilities. As such, we did not repurchase any shares of our common stock under the share repurchase program during the three and six months ended February 28, 2023.

There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of February 29, 2024, we had $187.8 million authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the three and six months ended February 29, 2024 and February 28, 2023.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	$37,360	March 21, 2024
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	$34,099	March 16, 2023
Future cash dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and are subject to final determination by our Board of Directors.
Accumulated Other Comprehensive Loss
The components of AOCL as of February 29, 2024 and August 31, 2023 were as follows:

(in thousands)	February 29, 2024	August 31, 2023
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$40	$2,880
Accumulated foreign currency translation adjustments	(91,069)	(90,021)
Total AOCL	$(91,029)	$(87,141)
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

A reconciliation of the weighted average shares outstanding used in the Basic EPS and Diluted EPS computation is as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$140,940	$131,593	$289,495	$268,391
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,103	38,281	38,059	38,201
Common stock equivalents associated with stock-based compensation plan	547	700	587	746
Shares used in the calculation of Diluted EPS	38,650	38,981	38,646	38,947
Basic EPS	$3.70	$3.44	$7.61	$7.03
Diluted EPS	$3.65	$3.38	$7.49	$6.89
Stock options that were out-of-the-money and performance share units ("PSUs") in which the performance criteria have not been met as of the end of the respective reporting period are omitted from the calculation of Diluted EPS as their impact was antidilutive. The following table presents those awards that were excluded from Diluted EPS for the periods presented:

	As of February 29,	As of February 28,
(in thousands)	2024	2023
Out-of-the-money stock options	0	543
PSUs	95	93
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
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$16,652	$15,325	$30,962	$27,500
There were no stock-based compensation costs capitalized in any periods presented. As of February 29, 2024, $151.8 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average vesting period of 3.1 years.
As of February 29, 2024, we had 3.7 million employee stock-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP").
Employee Stock Option Awards
Our annual employee stock option grant, made during the first quarter of each fiscal year, makes up the majority of our stock options granted under the LTIP in each fiscal year.
The following table presents the employee stock options granted under the LTIP for the six months ended February 29, 2024 and February 28, 2023:

	Six Months Ended
	February 29,	February 28,
	2024	2023
Stock options granted(1)	243,125	267,641
Weighted average exercise price	$436.63	$426.25
Weighted average grant date fair value	$132.60	$125.58
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

Our Restricted Stock Awards granted during the six months ended February 29, 2024 and February 28, 2023, primarily related to our annual grants on November 1, 2023 and November 1, 2022, respectively, and were as follows:

	Six Months Ended
	February 29,		February 28,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs Granted(1)	64,827	$425.09	47,371	$415.33
PSUs Granted(2)	37,008	$424.63	34,482	$415.31
Performance adjustment - PSUs(3)	14,472	$306.33	8,542	$245.67
Total Restricted Stock Awards	116,307		90,395
(1) The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years.
(2) The majority of the PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to these PSU awards range from 0% to 150% of the number of target shares for the November 2022 annual grant and 0% to 200% of the number of target shares for the November 2023 annual grant, depending on the level of our achievement of stated financial performance objectives.
(3) For the three months ended February 29, 2024 and February 28, 2023, additional PSUs were granted based on performance above the specified target level of achievement for PSUs granted on November 9, 2020 and November 1, 2019, respectively.
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
Stock-based compensation expense related to our ESPP was $0.6 million for both the three months ended February 29, 2024 and February 28, 2023. Stock-based compensation expense related to our ESPP was $1.2 million for the six months ended February 29, 2024 and $1.3 million for the six months ended February 28, 2023.
As of February 29, 2024, our ESPP had 45,503 shares reserved for future issuance.
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
We have three operating segments: Americas, EMEA and Asia Pacific. This is how our CODM manages our business and the geographic markets in which we operate. These operating segments are consistent with our reportable segments.
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

The following tables reflect the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 29, 2024
Revenues	$352,618	$139,176	$54,151	$545,945
Operating income	$81,711	$62,839	$37,392	$181,942
Capital expenditures(1)	$20,015	$295	$1,607	$21,917

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2023
Revenues	$331,121	$132,508	$51,456	$515,085
Operating income	$61,181	$68,941	$39,128	$169,250
Capital expenditures(1)	$15,589	$739	$1,128	$17,456

(in thousands)
For the six months ended February 29, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$700,985	$278,737	$108,439	$1,088,161
Operating income	$162,559	$131,704	$76,719	$370,982
Capital expenditures(1)	$34,793	$1,256	$2,334	$38,383

(in thousands)
For the six months ended February 28, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$654,488	$263,246	$102,166	$1,019,900
Operating income	$128,712	$136,263	$76,170	$341,145
Capital expenditures(1)	$31,343	$1,312	$2,761	$35,416
(1) Capital expenditures includes purchases of property, equipment and leasehold improvements and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of:

(in thousands)	February 29, 2024	August 31, 2023
Segment Assets
Americas	$3,121,172	$3,148,192
EMEA	605,954	558,393
Asia Pacific	263,740	256,337
Total assets	$3,990,866	$3,962,922

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
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of February 29, 2024, we had more than 8,000 clients comprised of over 206,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
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
As our chief operating decision maker ("CODM") continues to review our business and operating results based on our three segments, the Americas, EMEA and Asia Pacific, the realignment of our internal organization by firm type will not impact our segments for fiscal 2024. Refer to Note 15, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our segments and CODM.
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
Fiscal 2024 Second Quarter in Review
Revenues in the second quarter of fiscal 2024 were $545.9 million, an increase of 6.0% from the comparable prior year period, reflective of organic revenues growth of 6.0%. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific. Revenues increased due to higher demand for our workstations, data solutions, CGS subscriptions and middle office solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of February 29, 2024, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2,209.5 million, an increase of 5.4% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas and, to a lesser extent, EMEA and Asia Pacific. The Organic ASV increase was primarily driven by higher demand for our workstations, data solutions and middle office solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 33.3% during the three months ended February 29, 2024, compared with 32.9% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a decrease in computer-related expenses, partially offset by an increase in amortization of intangible assets and bad debt expense. Diluted earnings per common share ("Diluted EPS") for the three months ended February 29, 2024 was $3.65, an increase of 8.0% compared with the prior year period.

Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues, generate positive cash flows and serves as a key indicator of the successful execution of our business strategy.

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
Organic ASV plus Professional Services

The following table presents the calculation of Organic ASV plus Professional Services as of February 29, 2024. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of February 29, 2024
As reported ASV plus Professional Services(1)	$2,208.8
Currency impact(2)	0.7
Organic ASV plus Professional Services	$2,209.5
Organic ASV plus Professional Services annual growth rate	5.4%
(1)Includes $20.3 million in Professional Services as of February 29, 2024.
(2)The impact from foreign currency movements.
As of February 29, 2024, Organic ASV plus Professional Services was $2,209.5 million, an increase of 5.4% compared with February 28, 2023. Organic ASV increased in all our segments, with the majority of the increase related to the Americas, and, to a lesser extent, EMEA and Asia Pacific. This increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. These higher sales mainly related to increased demand for our workstations, data solutions and middle office solutions.

Segment ASV
As of February 29, 2024, ASV from the Americas represented 65% of total ASV and was $1,415.4 million, an increase from $1,336.6 million as of February 28, 2023. Americas Organic ASV was $1,415.4 million as of February 29, 2024, a 5.9% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by higher demand for our workstations and, to a lesser extent, CGS subscriptions.
As of February 29, 2024, ASV from EMEA represented 25% of total ASV and was $557.2 million, an increase from $529.3 million as of February 28, 2023. EMEA Organic ASV was $557.5 million as of February 29, 2024, a 5.0% increase from the prior year period. The EMEA Organic ASV increase was primarily driven by higher demand for our data solutions, middle office solutions and workstations.
As of February 29, 2024, ASV from Asia Pacific represented 10% of total ASV and was $215.9 million, an increase from $207.1 million as of February 28, 2023. Asia Pacific Organic ASV was $216.3 million as of February 29, 2024, a 5.6% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily driven by higher demand for our data solutions, middle office solutions and workstations.

Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of February 29, 2024 were 5.6% and 5.5%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, compared to 83% in the prior year, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate firms. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of February 29, 2024	As of February 28, 2023	Change
Clients(1)	8,020	7,730	3.8%
Users	206,478	186,463	10.7%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 8,020 as of February 29, 2024, a net increase of 3.8% or 290 clients in the last 12 months, mainly due to an increase in corporate clients and, to a lesser extent, wealth management clients and partners.
As of February 29, 2024, there were 206,478 professionals using FactSet, representing a net increase of 10.7% or 20,015 users in the last 12 months, primarily driven by an increase in wealth users and, to a lesser extent, banking clients.
Annual ASV retention was greater than 95% of ASV for the period ended February 29, 2024 and February 28, 2023. When expressed as a percentage of clients, annual retention was approximately 90% for the period ended February 29, 2024, compared with approximately 92% for the period ended February 28, 2023.
Employee Headcount
As of February 29, 2024, our employee headcount increased by 3.2% to 12,279, compared with 11,896 employees as of February 28, 2023. This headcount growth was primarily due to our continued investment in our centers of excellence ("COEs"), particularly through expanding our talent pool in our India and Philippines locations. Our COEs account for approximately 68% of our employees.
As of February 29, 2024 compared to February 28, 2023, our net headcount growth in Asia Pacific was 8.0%, while the Americas and EMEA experienced a net headcount decrease of 7.0% and 4.6%, respectively. As of February 29, 2024, we had 8,519 employees located in Asia Pacific, 2,362 in the Americas and 1,398 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 29, 2024 and February 28, 2023, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended			Six Months Ended
	February 29,	February 28,	% Change	February 29,	February 28,	% Change
(dollar amounts in thousands, except share and per share data)	2024	2023		2024	2023
Revenues	$545,945	$515,085	6.0%	$1,088,161	$1,019,900	6.7%
Cost of services	255,142	240,806	6.0%	506,763	467,848	8.3%
Selling, general and administrative	108,807	104,582	4.0%	209,518	210,178	(0.3)%
Asset impairments	54	447	(87.9)%	898	729	23.2%
Operating income	$181,942	$169,250	7.5%	$370,982	$341,145	8.7%

Net income	$140,940	$131,593	7.1%	$289,495	$268,391	7.9%
Diluted weighted average common shares	38,650	38,981		38,646	38,947
Diluted EPS	$3.65	$3.38	8.0%	$7.49	$6.89	8.7%
Revenues
Three months ended February 29, 2024 compared with three months ended February 28, 2023
Revenues for the three months ended February 29, 2024 were $545.9 million, an increase of 6.0%. This growth in revenues was reflective of organic revenues growth of 6.0%, with organic revenues increasing to $546.1 million for the three months ended February 29, 2024. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific.
The increase in revenues was driven by increased sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased due to higher demand for our workstations, data solutions, CGS subscriptions and middle office solutions.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
Revenues for the six months ended February 29, 2024 were $1,088.2 million, an increase of 6.7%. This growth in revenues of 6.7% was reflective of a 6.6% increase in organic revenues and a 0.1% benefit due to the effects of foreign currency exchange rate fluctuations. Organic revenues increased to $1,087.5 million for the six months ended February 29, 2024. Revenues increased in all our geographic segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific.
The increase in revenues was mainly due to increased sales to existing clients and, to a lesser extent, price increases to existing clients and new client sales, partially offset by existing client cancellations. Revenues increased due to higher demand for our workstations, data solutions, middle office solutions and CGS subscriptions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Six Months Ended
	February 29,	February 28,	% Change	February 29,	February 28,	% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Americas	$352,618	$331,121	6.5%	$700,985	$654,488	7.1%
% of revenues	64.6%	64.3%		64.4%	64.2%
EMEA	$139,176	$132,508	5.0%	$278,737	$263,246	5.9%
% of revenues	25.5%	25.7%		25.6%	25.8%
Asia Pacific	$54,151	$51,456	5.2%	$108,439	$102,166	6.1%
% of revenues	9.9%	10.0%		10.0%	10.0%
Consolidated	$545,945	$515,085	6.0%	$1,088,161	$1,019,900	6.7%

Three months ended February 29, 2024 compared with three months ended February 28, 2023
Americas
Americas revenues increased 6.5% to $352.6 million during the three months ended February 29, 2024, compared with $331.1 million from the same period a year ago. This growth in revenues was reflective of organic revenues growth of 6.5%. The increase in revenues was primarily driven by higher demand for our workstations and, to a lesser extent, sales of our CGS subscriptions, data solutions and middle office solutions, as well as our annual price increase.

EMEA
EMEA revenues increased 5.0% to $139.2 million during the three months ended February 29, 2024, compared with $132.5 million from the same period a year ago. This growth in revenues of 5.0% was reflective of a 4.8% increase in organic revenues and a 0.2% benefit due to the effects of foreign currency exchange rate fluctuations. The increase in revenues was primarily driven by an increase in sales of our data solutions and middle office solutions.
Asia Pacific
Asia Pacific revenues increased 5.2% to $54.1 million during the three months ended February 29, 2024, compared with $51.5 million from the same period a year ago. This growth in revenues of 5.2% was reflective of a 6.4% increase in organic revenues, partially offset by a decrease of 1.2% due to the effects of foreign currency exchange rate fluctuations. The increase in revenues was primarily driven by higher demand for our data solutions and workstations.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
Americas
Revenues from the Americas increased 7.1% to $701.0 million during the six months ended February 29, 2024, compared with $654.5 million from the same period a year ago. This growth in revenues was reflective of organic revenues growth of 7.1%. The increase in revenues was driven by higher demand for our workstations and, to a lesser extent, sales of our middle office solutions, data solutions and CGS subscriptions, as well as our annual price increase.
EMEA
Revenues from EMEA increased 5.9% to $278.7 million during the six months ended February 29, 2024, compared with $263.2 million from the same period a year ago. This growth in revenues of 5.9% was reflective of a 5.4% increase in organic revenues and a 0.5% benefit due to the effects of foreign currency exchange rate fluctuations. The increase in revenues was primarily driven by higher demand for our data solutions and middle office solutions.
Asia Pacific
Revenues from Asia Pacific increased 6.1% to $108.4 million during the six months ended February 29, 2024, compared with $102.2 million from the same period a year ago. This growth in revenues of 6.1% was reflective of a 7.0% increase in organic revenues, partially offset by a 0.9% decrease due to the effects of foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand for our workstations and data solutions.
Operating Expenses
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of intangible assets, royalty fees, client-related communication costs and computer depreciation.
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
Asset impairments consist primarily of expenses recognized when the carrying value of an asset exceeds its fair value.
The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,	% Change
(dollar amounts in thousands)	2024	2023	% Change	2024	2023
Cost of services	$255,142	$240,806	6.0%	$506,763	$467,848	8.3%
SG&A	108,807	104,582	4.0%	209,518	210,178	(0.3)%
Asset impairments	54	447	(87.9)%	898	729	23.2%
Total operating expenses	$364,003	$345,835	5.3%	$717,179	$678,755	5.7%

Operating income	$181,942	$169,250	7.5%	$370,982	$341,145	8.7%
Operating margin	33.3%	32.9%		34.1%	33.4%
Cost of Services
Three months ended February 29, 2024 compared with three months ended February 28, 2023
Cost of services increased 6.0% to $255.1 million for the three months ended February 29, 2024, compared with $240.8 million for the same period a year ago, primarily due to an increase in employee compensation costs and, to a lesser extent, amortization of intangible assets, partially offset by a decrease in computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 46.7% for the three months ended February 29, 2024, relatively consistent with 46.8% for the three months ended February 28, 2023. This change was primarily due to revenues outpacing the increase in Cost of services and, when expressed as a percentage of revenues, lower computer-related expenses, partially offset by an increase in amortization of intangible assets and higher employee compensation costs.
When expressed as a percentage of revenues:
•Computer-related expenses decreased 80 basis points primarily due to lower spending related to cloud-based hosting services and a reduction in third-party vendor costs as projects are leveraging internal resources, partially offset by an increase in costs related to licensed software arrangements.
•Amortization of intangible assets increased 70 basis points mainly from higher capitalized costs related to the development of our internal-use software.
•Employee compensation costs increased by 30 basis points primarily due to a restructuring charge and higher annual base salaries, net of capitalization of compensation costs related to the development of our internal-use software, partially offset by a decrease in variable compensation costs. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 459 employees, primarily located in our COEs.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
Cost of services increased 8.3% to $506.8 million for the six months ended February 29, 2024, compared with $467.8 million in the same period a year ago, primarily due to an increase in employee compensation costs and, to a lesser extent, amortization of intangible assets, computer-related expenses and royalty fees.

Cost of services, when expressed as a percentage of revenues, was 46.6% for the six months ended February 29, 2024, an increase of 70 basis points compared with the same period a year ago. This increase was primarily due to higher employee compensation costs and royalty fees, partially offset by lower contractor fees.

When expressed as a percentage of revenues:

•Employee compensation costs increased 40 basis points primarily due to higher annual base salaries, net of capitalization of compensation costs related to the development of our internal-use software, a restructuring charge and an increase in payroll taxes. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 459, primarily located in our COEs.
•Royalty fees increased 30 basis points due to an increase in both CGS sales and the applicable royalty rate.
•Contractor fees decreased 30 basis points primarily due to a reduction in data and technology consulting services.
Selling, General and Administrative
Three months ended February 29, 2024 compared with three months ended February 28, 2023
SG&A increased 4.0% to $108.8 million for the three months ended February 29, 2024, compared with $104.6 million from the same period a year ago, primarily driven by higher bad debt expense and employee compensation costs.

SG&A, when expressed as a percentage of revenues, was 19.9% for the three months ended February 29, 2024, a decrease of 40 basis points compared with the same period a year ago. This decrease was primarily driven by revenues outpacing the increase in SG&A and, when expressed as a percentage of revenues, lower employee compensation costs, partially offset by higher bad debt expense.
When expressed as a percentage of revenues:
•Employee compensation costs decreased by 30 basis points primarily due to growth of our revenues outpacing the increase in employee compensation costs and lower variable compensation. This decrease was partially offset by higher payroll taxes, a restructuring charge and an increase in benefit-related expenses.
•Bad debt expense increased by 50 basis points primarily due to the aging of accounts receivable.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
SG&A expenses decreased 0.3% to $209.5 million for the six months ended February 29, 2024, compared with $210.2 million for the same period a year ago, primarily driven by a benefit from the net settlement of our foreign currency forward contracts, partially offset by higher bad debt expense and employee compensation costs.

SG&A expenses, when expressed as a percentage of revenues, were 19.3% for the six months ended February 29, 2024, a decrease of 140 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation costs, a benefit from the net settlement of our foreign currency forward contracts and a decrease in professional fees, partially offset by an increase in bad debt expense.

When expressed as a percentage of revenues:
•Employee compensation costs decreased by 50 basis points, primarily due to growth of our revenues outpacing the increase in employee compensation costs, partially offset by higher annual base salaries and stock-based compensation expense. The increase in annual base salaries was primarily driven by annual merit increases, partially offset by a net headcount decrease in SG&A of 76 employees.
•The net settlement of foreign currency forward contracts decreased SG&A by 50 basis points.
•Professional fees decreased by 30 basis points primarily due to transition costs related to the CGS acquisition incurred during the prior year period.
•Bad debt expense increased by 40 basis points primarily due to the aging of accounts receivable.
Operating Income and Operating Margin
Three months ended February 29, 2024 compared with three months ended February 28, 2023
Operating income increased 7.5% to $181.9 million for the three months ended February 29, 2024, compared with $169.3 million in the prior year period. This increase was primarily driven by growth in revenues and a decrease in computer-related expenses, partially offset by higher employee compensation costs, amortization of intangible assets and bad debt expense. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $2.3 million for the three months ended February 29, 2024 compared with the three months ended February 28, 2023.
Operating margin increased to 33.3% during the three months ended February 29, 2024, compared with 32.9% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a decrease in computer-related expenses, partially offset by an increase in amortization of intangible assets and bad debt expense.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
Operating income increased 8.7% to $371.0 million for the six months ended February 29, 2024, compared with $341.1 million in the prior year period. This increase was primarily due to growth in revenues, partially offset by higher employee compensation costs and amortization of intangible assets. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $0.4 million for the six months ended February 29, 2024 compared with the six months ended February 28, 2023.
Operating margin increased to 34.1% for the six months ended February 29, 2024, compared with 33.4% in the prior year period. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenue, a benefit from the net settlement of our foreign currency forward contracts, a decrease in contractor related fees and professional fees, partially offset by higher bad debt expense and royalty fees.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Six Months Ended
	February 29,	February 28,	% Change	February 29,	February 28,	% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Americas	$81,711	$61,181	33.6%	$162,559	$128,712	26.3%
EMEA	62,839	68,941	(8.9)%	131,704	136,263	(3.3)%
Asia Pacific	37,392	39,128	(4.4)%	76,719	76,170	0.7%
Total Operating Income	$181,942	$169,250	7.5%	$370,982	$341,145	8.7%
Three months ended February 29, 2024 compared with three months ended February 28, 2023
Americas
Americas operating income increased 33.6% to $81.7 million during the three months ended February 29, 2024, compared with $61.2 million in the same period a year ago. This increase was primarily due to growth in revenues of 6.5%, partially offset by higher amortization of intangible assets and, to a lesser extent, an increase in bad debt expense.
•Amortization of intangible assets increased mainly from higher capitalized costs related to the development of our internal-use software.
•Bad debt expense increased primarily due to the aging of accounts receivable.
EMEA
EMEA operating income decreased 8.9% to $62.8 million during the three months ended February 29, 2024, compared with $68.9 million in the same period a year ago. This decrease was primarily due to higher employee compensation costs, partially offset by growth in revenues of 5.0%. Employee compensation costs increased mainly due to an increase in payroll taxes, a restructuring charge, higher annual base salaries and increased variable compensation. The increase in annual base salaries was mainly driven by annual merit increases, partially offset by a net headcount decrease of 67 employees.
Asia Pacific
Asia Pacific operating income decreased 4.4% to $37.4 million during the three months ended February 29, 2024, compared with $39.1 million in the same period a year ago. This decrease was mainly due to higher employee compensation costs, partially offset by growth in revenues of 5.2%. Employee compensation costs increased primarily due to higher annual base salaries. The increase in annual base salaries was mainly driven by annual merit increases and a net headcount increase of 628 employees.
Six months ended February 29, 2024 compared with six months ended February 28, 2023
Americas
Americas operating income increased 26.3% to $162.6 million during the six months ended February 29, 2024, compared with $128.7 million in the same period a year ago. This increase was primarily due to growth in revenues of 7.1%, partially offset by higher amortization of intangible assets, computer-related expenses, bad debt expense, royalty fees and employee compensation costs.
•Amortization of intangible assets increased mainly from higher capitalized costs related to the development of our internal-use software.
•Computer-related expenses increased primarily due to higher spending related to licensed software arrangements and our cloud-based hosting services.
•Bad debt expense increased primarily due to the aging of accounts receivable.
•Royalty fees increased primarily due to an increase in both CGS sales and the applicable royalty rate.
•Employee compensation costs increased primarily due to a restructuring charge and an increase in stock-based compensation, partially offset by a decrease in variable compensation.
EMEA
EMEA operating income decreased 3.3% to $131.7 million during the six months ended February 29, 2024, compared with $136.3 million in the same period a year ago. This decrease was primarily due to higher employee compensation costs and, to a lesser extent, an increase in data costs, partially offset by growth in revenues of 5.9%.

•Employee compensation costs increased primarily due to higher annual base salaries and payroll taxes. The increase in annual base salaries was mainly driven by annual merit increases, partially offset by a net headcount decrease of 67 employees.
•Data costs increased as the prior year period included the release of certain accruals related to the successful resolution of exchange audits.
Asia Pacific
Asia Pacific operating income increased 0.7% to $76.7 million during the six months ended February 29, 2024, compared with $76.2 million in the same period a year ago. This increase was mainly due to growth in revenues of 6.1%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries, driven mainly by annual merit increases and a net headcount increase of 628 employees, and, to a lesser extent, an increase in benefit expense, variable compensation and post-employment benefits.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,
(dollar amounts in thousands)	2024	2023	% Change	2024	2023	% Change
Income before income taxes	$168,645	$156,762	7.6%	$343,841	$314,647	9.3%
Provision for income taxes	$27,705	$25,169	10.1%	$54,346	$46,256	17.5%
Effective tax rate	16.4%	16.1%		15.8%	14.7%
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
Our effective tax rate for the three and six months ended February 29, 2024 was lower than the applicable U.S. corporate income tax rate mainly due to a net tax benefit from the employee exercise of stock options, research and development ("R&D") tax credits and utilization of foreign tax credits, partially offset by our state taxes. For the three and six months ended February 28, 2023, our effective tax rate was lower than the applicable U.S. corporate income tax rate mainly due to R&D tax credits, a foreign derived intangible income ("FDII") deduction and a net tax benefit from the employee exercise of stock options.
Our effective tax rate for the three months ended February 29, 2024 was higher than for the three months ended February 28, 2023, mainly driven by higher pretax income at applicable statutory tax rates and a higher overall foreign tax rate, partially offset by an increase in the exercise of stock options and increased utilization of foreign tax credits.
Our effective tax rate for the six months ended February 29, 2024 was higher than for the six months ended February 28, 2023, mainly driven by higher pretax income at applicable statutory tax rates and a higher overall foreign tax rate, partially offset by increased utilization of foreign tax credits.
Net Income and Diluted EPS

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,
(dollar amounts in thousands, except share and per share data)	2024	2023	% Change	2024	2023	% Change
Net income	$140,940	$131,593	7.1%	$289,495	$268,391	7.9%
Diluted weighted average common shares	38,650	38,981	(0.8)%	38,646	38,947	(0.8)%
Diluted EPS	$3.65	$3.38	8.0%	$7.49	$6.89	8.7%
The increase in Net income and Diluted EPS for the three and six months ended February 29, 2024, compared to the respective prior year period, was primarily driven by higher operating income, partially offset by an increase in the provision for income taxes.
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

	Three Months Ended			Six Months Ended
	February 29,	February 28,	% Change	February 29,	February 28,	% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Revenues	$545,945	$515,085	6.0%	$1,088,161	$1,019,900	6.7%
Acquisition revenues	(137)	—		(311)	—
Currency impact	322	—		(327)	—
Organic revenues	$546,130	$515,085	6.0%	$1,087,523	$1,019,900	6.6%
The table below provides an unaudited reconciliation of Operating income, operating margin, Net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of acquisition-related intangible asset amortization and non-recurring items. EBITDA and adjusted EBITDA represent earnings before interest expense, provision for income taxes and depreciation and amortization, while adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended			Six Months Ended
	February 29,	February 28,		February 29,	February 28,
(dollar amounts in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
Operating income	$181,942	$169,250	7.5%	$370,982	$341,145	8.7%
Intangible asset amortization	16,674	17,709		34,018	35,717
Restructuring / severance	10,710	433		8,291	433
Business acquisition / integration costs(1)	—	3,329		—	6,828
Adjusted operating income	$209,326	$190,721	9.8%	$413,291	$384,123	7.6%
Operating margin	33.3%	32.9%		34.1%	33.4%
Adjusted operating margin(2)	38.3%	37.0%		38.0%	37.7%
Net income	$140,940	$131,593	7.1%	$289,495	$268,391	7.9%
Intangible asset amortization	12,579	14,717		25,167	30,294
Restructuring / severance	8,080	360		6,134	360
Business acquisition / integration costs(1)	—	2,766		—	5,792
Income tax items	1,468	(1,322)		1,397	(1,552)
Adjusted net income(3)	$163,067	$148,114	10.1%	$322,193	$303,285	6.2%
Net income	$140,940	$131,593	7.1%	$289,495	$268,391	7.9%
Interest expense	16,599	16,737		33,337	33,274
Income taxes	27,705	25,169		54,346	46,256
Depreciation and amortization expense	31,582	26,211		58,650	52,208
EBITDA	$216,826	$199,710	8.6%	$435,828	$400,129	8.9%
Non-recurring non-cash expenses(4)	1,285	—		1,285	—
Adjusted EBITDA	$218,111	$199,710	9.2%	$437,113	$400,129	9.2%
Diluted EPS	$3.65	$3.38	8.0%	$7.49	$6.89	8.7%
Intangible asset amortization	0.32	0.37		0.64	0.78
Restructuring / severance	0.21	0.01		0.17	0.01
Business acquisition / integration costs(1)	—	0.07		—	0.15
Income tax items	0.04	(0.03)		0.04	(0.04)
Adjusted Diluted EPS(3)	$4.22	$3.80	11.1%	$8.34	$7.79	7.1%
Weighted average common shares (Diluted)	38,650	38,981		38,646	38,947
(1)Related to integration costs of the CGS acquisition.
(2)Adjusted operating margin is calculated as adjusted operating income divided by Revenues.

(3)For purposes of calculating adjusted net income and adjusted Diluted EPS, the three months ended February 29, 2024 and February 28, 2023 were taxed at an adjusted tax rate of 24.6% and 16.9%, respectively, and the six months ended February 29, 2024 and February 28, 2023 were taxed at an adjusted tax rate of 26.0% and 15.0%, respectively.
(4)Related to the accelerated vesting of stock awards for certain employees.
Liquidity and Capital Resources
As of February 29, 2024, Cash and cash equivalents were $381.7 million, compared with $425.4 million as of August 31, 2023. Our cash and cash equivalents are held in numerous locations throughout the world, with $164.1 million in EMEA (predominantly in the UK and Germany), $133.1 million in the Americas and the remaining $84.5 million in Asia Pacific (predominantly in the Philippines and India) as of February 29, 2024. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.
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
Long-Term Debt and Swap Agreements
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
We pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through February 29, 2024.
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

We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 29, 2024, we repaid $62.5 million and $125.0 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $100.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $750.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $662.5 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through February 29, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of February 29, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 29, 2024.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion of the 2022 Credit Agreement.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024. Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on the 2022 Swap Agreement.
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on the 2024 Swap Agreement.
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

Uses of Liquidity
Returning Value to Stockholders
We returned $186.3 million to our stockholders in the form of share repurchases and dividends during the six months ended February 29, 2024 and $67.5 million in the form of dividends during the six months ended February 28, 2023. Over the last 12 months, we returned $434.1 million to our stockholders in the form of share repurchases and dividends.
Dividends
During the six months ended February 29, 2024 and February 28, 2023, we paid dividends of $74.1 million and $67.5 million, respectively. Fiscal 2023 marked the 24th consecutive fiscal year we have increased dividends, highlighting our continued commitment to returning value to our stockholders. Future dividends will depend on our earnings, capital requirements, financial condition and other factors we consider to be relevant and are subject to final determination by our Board of Directors.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three and six months ended February 29, 2024, we repurchased 113,050 shares for $52.3 million and 249,000 shares for $112.2 million, respectively. We suspended our share repurchase program beginning in the second quarter of fiscal 2022 through the second quarter of fiscal 2023, to prioritize the repayment of debt under the 2022 Credit Facilities. As such, we did not repurchase any shares of our common stock under the share repurchase program during the six months ended February 28, 2023.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of February 29, 2024, $187.8 million remained authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Capital Expenditures
For the six months ended February 29, 2024, capital expenditures increased by 8.4% to $38.4 million, compared with $35.4 million during the same period a year ago. This increase was primarily driven by higher capitalized costs related to the development of our internal-use software.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses. For the six months ended February 29, 2024, there were no material changes to our contractual obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.

Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Six Months Ended
	February 29,	February 28,
(dollar amounts in thousands)	2024	2023	% Change
Net cash provided by operating activities	$298,942	$271,314	10.2%
Net cash provided by (used in) investing activities	(83,319)	(46,305)	79.9%
Net cash provided by (used in) financing activities	(259,227)	(285,654)	(9.3)%
Effect of exchange rate changes on cash and cash equivalents	(132)	2,698	(104.9)%
Net increase (decrease) in cash and cash equivalents	$(43,736)	$(57,947)	(24.5)%
Operating
For the six months ended February 29, 2024, net cash provided by operating activities was $298.9 million, which included net income of $289.5 million, non-cash charges of $111.4 million and a net cash outflow of $102.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and stock-based compensation expense. The change in our working capital was primarily driven by a cash outflow related to our annual variable compensation payment and higher accounts receivable due to an increase in sales and days sales outstanding.
For the six months ended February 28, 2023, net cash provided by operating activities was $271.3 million, which included net income of $268.4 million, non-cash charges of $93.6 million and a net cash outflow of $90.6 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization, stock-based compensation expense and amortization of lease ROU assets. The change in our working capital was primarily driven by higher accounts receivable due to increased sales and an increase in days sales outstanding, and a cash outflow related to our variable compensation payment.
Investing
For the six months ended February 29, 2024, net cash used in investing activities was $83.3 million. The cash used in investing activities was primarily related to $44.9 million of purchases in investments, mainly in mutual funds, and capital expenditures of $38.4 million driven by the capitalization of internal-use software development costs.
For the six months ended February 28, 2023, net cash used in investing activities was $46.3 million. The cash used in investing activities was primarily due to an increase in capital expenditures of $35.4 million mainly due to the capitalization of internal-use software development costs.
Financing
For the six months ended February 29, 2024, net cash used in financing activities was $259.2 million, consisting mainly of $125.0 million related to the partial repayment of the 2022 Term Facility, $112.2 million of share repurchases and $74.1 million of dividend payments, partially offset by $66.5 million of proceeds from employee stock plans.
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

The following table reconciles our net cash provided by operating activities to free cash flow:

	Six Months Ended
	February 29,	February 28,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$298,942	$271,314	$27,628
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(38,383)	(35,416)	(2,967)
Free cash flow	$260,559	$235,898	$24,661
We generated free cash flow of $260.6 million during the six months ended February 29, 2024, an increase of $24.7 million compared with the same period a year ago. This increase was driven by a $27.6 million increase in cash provided by operating activities, primarily due to higher net income, partially offset by an increase in working capital requirements. This increase in free cash flow was partially offset by a $3.0 million increase in capitalized costs related to the development of our internal-use software.
Off-Balance Sheet Arrangements
As of February 29, 2024 and August 31, 2023, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of February 29, 2024 and August 31, 2023, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of February 29, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the third quarter of fiscal 2024 through the second quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	February 29, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£42,400	$53,431		£45,000	$56,098
Indian Rupee	Rs	4,391,942	52,400	Rs	3,363,150	40,300
Euro		€43,700	47,960		€39,000	42,646
Philippine Peso	₱	1,890,330	33,600	₱	1,888,541	33,600
Total			$187,391			$172,644
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the six months ended February 29, 2024.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. There were no significant changes in our critical accounting estimates during the six months ended February 29, 2024.
New Accounting Pronouncements
For a discussion of accounting pronouncements recently adopted and those issued but not yet adopted, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which we include herein by reference.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of February 29, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the third quarter of fiscal 2024 through the second quarter of fiscal 2025. We do not enter into cash flow hedges for trading or speculative purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") on the Consolidated Balance Sheets and subsequently reclassified into SG&A in the Consolidated Statements of Income when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Foreign currency forward contracts gain (loss) reclassified from AOCL into income	$(47)	$(279)	$318	$(5,244)
Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $2.3 million and $0.4 million for the three and six months ended February 29, 2024, respectively, when compared to the same respective periods a year ago.

We performed a sensitivity analysis as of February 29, 2024 to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of February 29, 2024, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $18 million and our operating income, excluding these forward contracts, would have decreased by an estimated $22 million based on the results from our six months ended February 29, 2024. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands)	2024	2023	2024	2023
Foreign currency translation adjustment gains (losses)	$(2,956)	$3,070	$(1,048)	$11,839
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of February 29, 2024, we had Cash and cash equivalents of $381.7 million and Investments of $68.5 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Debt
As of February 29, 2024, our outstanding variable interest rate debt included $250.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through February 29, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2022 Swap Agreement on March 1, 2022, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024. To continue to hedge our outstanding floating SOFR debt, on March 1, 2024, we entered into the 2024 Swap Agreement with a notional amount of $200.0 million at a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024 and matures on February 28, 2025.

Through the maturity date of the 2022 Swap Agreement on February 28, 2024, our interest rate exposure for fiscal 2024 was limited to the outstanding principal balance of our variable rate debt under our 2022 Credit Facilities in excess of our 2022 Swap Agreement, as our Senior Notes have a fixed interest rate and are not subject to interest rate changes. On February 29, 2024, subsequent to the maturity of the 2022 Swap Agreement, our outstanding variable rate debt of $500.0 million was not hedged, however, on March 1, 2024, when the 2024 Swap Agreement became effective, the interest rate exposure on our variable rate debt decreased to $300.0 million.
Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of February 29, 2024.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings as of February 29, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended February 29, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
December 2023	39,024	$454.62	38,900	$222,404
January 2024	38,250	$464.23	38,250	$204,647
February 2024	37,775	$469.04	35,900	$187,835
Total	115,049		113,050
(1)Includes 113,050 shares purchased under the stock repurchase program, as well as 1,999 shares repurchased primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)As of February 29, 2024, we had $187.8 million authorized under our share repurchase program for future share repurchases. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended February 29, 2024.

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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 3, 2024	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)