Form 10-Q
period 2024-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2024-07-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 27, 2024 was 38,039,989.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2024
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2024, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues	$552,708	$529,811	$1,640,869	$1,549,711
Operating expenses
Cost of services	246,986	241,689	753,749	709,537
Selling, general and administrative	103,098	115,725	312,616	325,903
Asset impairments	165	438	1,063	1,167
Total operating expenses	350,249	357,852	1,067,428	1,036,607

Operating income	202,459	171,959	573,441	513,104

Other income (expense), net
Interest income	4,568	3,083	10,427	8,191
Interest expense	(16,894)	(16,354)	(50,231)	(49,628)
Other income (expense), net	399	3,310	736	4,978
Total other income (expense), net	(11,927)	(9,961)	(39,068)	(36,459)

Income before income taxes	190,532	161,998	534,373	476,645

Provision for income taxes	32,397	27,335	86,743	73,591
Net income	$158,135	$134,663	$447,630	$403,054

Basic earnings per common share	$4.15	$3.52	$11.76	$10.54
Diluted earnings per common share	$4.09	$3.46	$11.58	$10.35

Basic weighted average common shares	38,089	38,278	38,069	38,227
Diluted weighted average common shares	38,640	38,912	38,644	38,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Net income	$158,135	$134,663	$447,630	$403,054
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(335)	(2,044)	(3,175)	2,257
Foreign currency translation adjustment gains (losses)	(1,282)	4,943	(2,330)	16,782
Other comprehensive income (loss)	(1,617)	2,899	(5,505)	19,039
Comprehensive income	$156,518	$137,562	$442,125	$422,093
(1) Presented net of a tax benefit of $119 thousand and $704 thousand for the three months ended May 31, 2024 and May 31, 2023, respectively. Presented net of a tax benefit of $1,126 thousand and a tax expense of $781 thousand for the nine months ended May 31, 2024 and May 31, 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(in thousands, except share data)	May 31, 2024	August 31, 2023
ASSETS
Cash and cash equivalents	$453,144	$425,444
Investments	68,890	32,210
Accounts receivable, net of reserves of $10,484 at May 31, 2024 and $7,769 at August 31, 2023	240,096	237,665
Prepaid taxes	44,416	24,206
Prepaid expenses and other current assets	51,729	50,610
Total current assets	858,275	770,135
Property, equipment and leasehold improvements, net	80,843	86,107
Goodwill	1,004,749	1,004,736
Intangible assets, net	1,851,395	1,859,202
Deferred taxes	36,739	27,229
Lease right-of-use assets, net	137,229	141,837
Other assets	70,471	73,676
TOTAL ASSETS	$4,039,701	$3,962,922
LIABILITIES
Accounts payable and accrued expenses	$138,381	$121,816
Current debt	187,144	—
Current lease liabilities	30,130	28,839
Accrued compensation	79,383	112,892
Deferred revenues	168,053	152,430
Current taxes payable	28,825	31,009
Dividends payable	39,589	37,265
Total current liabilities	671,505	484,251
Long-term debt	1,240,626	1,612,700
Deferred taxes	7,944	6,737
Deferred revenues, non-current	1,928	3,734
Taxes payable	36,748	30,344
Long-term lease liabilities	183,642	198,382
Other liabilities	6,904	6,844
TOTAL LIABILITIES	$2,149,297	$2,342,992
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,556,827 and 42,096,628 shares issued; 38,066,195 and 38,025,372 shares outstanding at May 31, 2024 and August 31, 2023, respectively	426	421
Additional paid-in capital	1,453,830	1,323,631
Treasury stock, at cost: 4,490,632 and 4,071,256 shares at May 31, 2024 and August 31, 2023, respectively	(1,309,684)	(1,122,077)
Retained earnings	1,838,478	1,505,096
Accumulated other comprehensive loss	(92,646)	(87,141)
TOTAL STOCKHOLDERS’ EQUITY	$1,890,404	$1,619,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,039,701	$3,962,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$447,630	$403,054
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	91,154	78,681
Amortization of lease right-of-use assets	22,846	29,245
Stock-based compensation expense	46,707	44,365
Deferred income taxes	(6,979)	(12,716)
Asset impairments	1,063	1,167
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(7,176)	(37,879)
Accounts payable and accrued expenses	17,296	5,870
Accrued compensation	(33,329)	(39,935)
Deferred revenues	13,817	(3,861)
Taxes payable, net of prepaid taxes	(15,992)	19,112
Lease liabilities, net	(31,687)	(34,041)
Other, net	(8,173)	36,841
Net cash provided by operating activities	537,177	489,903

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(59,722)	(61,421)
Purchases of investments	(44,936)	(10,889)
Net cash provided by (used in) investing activities	(104,658)	(72,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(187,500)	(312,500)
Dividend payments	(111,297)	(101,377)
Proceeds from employee stock plans	83,497	55,885
Repurchases of common stock	(171,918)	(67,092)
Other financing activities	(15,690)	(12,273)
Net cash provided by (used in) financing activities	(402,908)	(437,357)

Effect of exchange rate changes on cash and cash equivalents	(1,911)	3,118
Net increase (decrease) in cash and cash equivalents	27,700	(16,646)
Cash and cash equivalents at beginning of period	425,444	503,273
Cash and cash equivalents at end of period	$453,144	$486,627
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited
For the Three Months Ended May 31, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754
Net income						158,135		158,135
Other comprehensive income (loss)							(1,617)	(1,617)
Common stock issued for employee stock plans	74,963	1	16,952	488	(223)			16,730
Vesting of restricted stock	6,138	—	—	2,355	(1,001)			(1,001)
Repurchases of common stock				135,150	(59,753)			(59,753)
Stock-based compensation expense			15,745					15,745
Dividends declared						(39,589)		(39,589)
Balance as of May 31, 2024	42,556,827	$426	$1,453,830	4,490,632	$(1,309,684)	$1,838,478	$(92,646)	$1,890,404

For the Nine Months Ended May 31, 2024
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						447,630		447,630
Other comprehensive income (loss)							(5,505)	(5,505)
Common stock issued for employee stock plans	372,311	4	83,493	831	(376)			83,121
Vesting of restricted stock	87,888	1	(1)	34,395	(15,313)			(15,313)
Repurchases of common stock				384,150	(171,918)			(171,918)
Stock-based compensation expense			46,707					46,707
Dividends declared						(114,248)		(114,248)
Balance as of May 31, 2024	42,556,827	$426	$1,453,830	4,490,632	$(1,309,684)	$1,838,478	$(92,646)	$1,890,404

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the Three Months Ended May 31, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2023	41,949,883	$420	$1,261,452	3,636,175	$(942,496)	$1,380,021	$(92,243)	$1,607,154
Net income						134,663		134,663
Other comprehensive income (loss)							2,899	2,899
Common stock issued for employee stock plans	56,055	—	12,279	—	—			12,279
Vesting of restricted stock	3,161	—		1,239	(493)			(493)
Repurchases of common stock				165,950	(67,092)			(67,092)
Stock-based compensation expense			16,865					16,865
Dividends declared						(37,442)		(37,442)
Balance as of May 31, 2023	42,009,099	$420	$1,290,596	3,803,364	$(1,010,081)	$1,477,242	$(89,344)	$1,668,833

For the Nine Months Ended May 31, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						403,054		403,054
Other comprehensive income (loss)							19,039	19,039
Common stock issued for employee stock plans	283,021	2	55,881	410	(166)			55,717
Vesting of restricted stock	72,860	1		28,542	(12,108)			(12,107)
Repurchases of common stock				165,950	(67,092)			(67,092)
Stock-based compensation expense			44,365					44,365
Dividends declared						(105,551)		(105,551)
Balance as of May 31, 2023	42,009,099	$420	$1,290,596	3,803,364	$(1,010,081)	$1,477,242	$(89,344)	$1,668,833

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2024
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that drive the investment community to see more, think bigger and do its best work.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2024, we had more than 8,000 clients comprised of over 208,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. These platforms and solutions are supported by our dedicated client service team.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of May 31, 2024 and August 31, 2023, our accounts receivable reserve was $10.5 million and $7.8 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues in any period presented. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the nine months ended May 31, 2024.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the nine months ended May 31, 2024. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three and nine months ended May 31, 2024 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
SEC Disclosures - The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require disclosure of certain climate-related information in various filings with the SEC. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. We are currently assessing the potential impact of the rule on our disclosures.

Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued Accounting Standards Update ("ASU") 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU amends the FASB Accounting Standards Codification ("the Codification") to remove references to various FASB Concepts Statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our interim and annual financial statements starting in fiscal 2026. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
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
No other new accounting pronouncements issued or effective during the nine months ended May 31, 2024 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by providing client access to our multi-asset class solutions powered by our content refinery (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues through the CGS platform, a subscription-based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
The majority of each of our contracts with clients, whether for Hosted Platform or Identifier Platform services, represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms over the associated contractual term. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the respective platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient, because the consideration that we have the right to invoice corresponds directly with the value of our performance to date. There are no significant judgments that would impact the timing of revenue recognition.
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
The following table presents revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Americas	$356,468	$337,691	$1,057,453	$992,179
EMEA	141,279	137,973	420,016	401,219
Asia Pacific	54,961	54,147	163,400	156,313
Total Revenues	$552,708	$529,811	$1,640,869	$1,549,711
4. FAIR VALUE MEASURES
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches, are permissible. When pricing an asset or liability, the inputs to these valuation methodologies consider market comparable information, taking into account the principal or most advantageous market in which we would transact.
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2024, and August 31, 2023. We did not have any transfers between levels of fair value measurements during the nine months ended May 31, 2024 and the fiscal year ended August 31, 2023.

	Fair Value Measurements as of May 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,944	$—	$—	$129,944
Mutual funds(2)	—	68,890	—	68,890
Derivative instruments(3)	—	543	—	543
Total assets measured at fair value	$129,944	$69,433	$—	$199,377

Liabilities
Derivative instruments(3)	$—	$1,069	$—	$1,069
Contingent Liability(4)	—	—	8,431	8,431
Total liabilities measured at fair value	$—	$1,069	$8,431	$9,500

	Fair Value Measurements as of August 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$137,125	$—	$—	$137,125
Mutual funds(2)	—	32,210	—	32,210
Derivative instruments(3)	—	4,383	—	4,383
Total assets measured at fair value	$137,125	$36,593	$—	$173,718

Liabilities
Derivative instruments(3)	$—	$608	$—	$608
Contingent Liability(4)	—	—	8,008	8,008
Total liabilities measured at fair value	$—	$608	$8,008	$8,616
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

(4) Our contingent liability resulted from the acquisition of a business during fiscal 2023. This liability reflects the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liability was $7.9 million and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liability is remeasured each reporting period until the contingency is resolved, with any changes in fair value recorded in Selling, general and administrative ("SG&A") within the Consolidated Statements of Income. The change in the fair value of the contingent liability from the acquisition date through May 31, 2024 was driven by the passage of time, with no changes made to key assumptions used in our fair value estimates.
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
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt, which includes our Current debt and Long-term debt, at fair value on the Consolidated Balance Sheets. The carrying value of our debt is net of related unamortized discounts and debt issuance costs.
Our debt is comprised of our Senior Notes and 2022 Credit Facilities. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 10, Debt for definitions of and more information on our Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of May 31, 2024 and August 31, 2023:

		May 31, 2024		August 31, 2023
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$467,050	$500,000	$460,890
2032 Notes	Level 1	500,000	431,280	500,000	423,700
2022 Term Facility	Level 3	187,500	188,102	375,000	376,406
2022 Revolving Facility	Level 3	250,000	249,560	250,000	246,875
Total principal amount		$1,437,500	$1,335,992	$1,625,000	$1,507,871
Total unamortized discounts and debt issuance costs		(9,730)		(12,300)
Total net carrying value of debt		$1,427,770		$1,612,700
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
We utilize derivative instruments to manage risk and not for speculative or trading purposes. We limit counterparties to financial institutions we believe are credit-worthy. Refer to Note 2, Summary of Significant Accounting Policies - Concentrations of Credit Risk, for further discussion on counterparty credit risk.

We leverage foreign currency forward contracts and interest rate swap agreements to mitigate certain operational exposures from the impact of changes in foreign currency exchange rates and to manage our floating interest rate exposure, respectively. Our foreign currency forward contracts and interest rate swap agreements are designated as cash flow hedges at inception. Our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income during the nine months ended May 31, 2024 and May 31, 2023. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
For highly effective cash flows hedges, the change in the derivative's fair value is recorded in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Realized gains or losses from the settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income. There was no discontinuance of our cash flow hedges during the nine months ended May 31, 2024 and May 31, 2023, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of May 31, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the fourth quarter of fiscal 2024 through the third quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of May 31, 2024 and August 31, 2023:

	May 31, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
Indian Rupee	Rs	4,481,555	$53,400	Rs	3,363,150	$40,300
British Pound Sterling		£41,500	52,403		£45,000	56,098
Euro		€44,200	48,429		€39,000	42,646
Philippine Peso	₱	1,874,172	32,900	₱	1,888,541	33,600
Total			$187,132			$172,644
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024 and matures on February 28, 2025. As of May 31, 2024, the notional amount of the 2024 Swap Agreement was $150.0 million.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declined by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified prior to its maturity. The 2022 Swap Agreement matured on February 28, 2024.

Refer to Note 10, Debt, for further discussion of our outstanding floating SOFR debt and refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our variable interest rate debt outstanding.
Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	May 31, 2024	August 31, 2023
Foreign currency forward contracts	$187,132	$172,644
Interest rate swap agreement	150,000	200,000
Total cash flow hedges	$337,132	$372,644

The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	May 31, 2024	August 31, 2023	Balance Sheet Classification	May 31, 2024	August 31, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$482	$1,260	Accounts payable and accrued expenses	$1,069	$608
Interest rate swap agreement	Prepaid expenses and other current assets	61	3,123	Accounts payable and accrued expenses	—	—
Total cash flow hedges		$543	$4,383		$1,069	$608

Derivative Recognition
The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the three months ended May 31, 2024 and May 31, 2023:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Foreign currency forward contracts	$(1,033)	$919	SG&A	$(518)	$(230)
Interest rate swap agreement	124	(172)	Interest expense	63	3,725
Total cash flow hedges	$(909)	$747		$(455)	$3,495

The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the nine months ended May 31, 2024 and May 31, 2023:

	Gain (Loss) Reclassified in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Foreign currency forward contracts	$(1,439)	$4,027	SG&A	$(200)	$(5,474)
Interest rate swap agreement	151	4,104	Interest expense	3,213	10,567
Total cash flow hedges	$(1,288)	$8,131		$3,013	$5,093

As of May 31, 2024, we estimate that net pre-tax derivative losses of $0.5 million included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of May 31, 2024 and August 31, 2023, there were no material amounts recorded net in the Consolidated Balance Sheets.
6. GOODWILL
Changes in the carrying value of goodwill by segment for the nine months ended May 31, 2024 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
Acquisitions	(305)	—	—	(305)
Foreign currency translations	—	486	(168)	318
Balance at May 31, 2024	$704,454	$298,220	$2,075	$1,004,749
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

We tested our goodwill for impairment during the fourth quarter of fiscal 2023 utilizing a quantitative analysis, bypassing the optional qualitative assessment. We concluded there was no impairment as the fair value of each of our reporting units exceeded its carrying value. No events or circumstances were identified during the nine months ended May 31, 2024 that would indicate it is more likely than not that goodwill has been impaired.

7. INTANGIBLE ASSETS
We amortize intangible assets on a straight line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization totals related to our identifiable intangible assets as of May 31, 2024 and August 31, 2023:

	May 31, 2024				August 31, 2023
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$98,938	$1,484,062	$1,583,000	$65,958	$1,517,042
Client relationships	11 to 26	265,356	77,430	187,926	265,315	68,701	196,614
Developed technology	3 to 5	163,037	56,429	106,608	109,222	45,560	63,662
Data content(1)	7 to 20	81,583	36,842	44,741	81,021	33,108	47,913
Software technology	3 to 10	142,550	114,716	27,834	142,395	108,702	33,693
Non-compete agreements	4	290	66	224	290	12	278
Total		$2,235,816	$384,421	$1,851,395	$2,181,243	$322,041	$1,859,202
(1)As of May 31, 2024, we combined our Data content and Acquired databases intangible assets together, currently presented as Data content. We conformed the comparative figures as of August 31, 2023 to the current period's presentation.
The weighted average useful life of our intangible assets as of May 31, 2024 was 32.0 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the nine months ended May 31, 2024 and May 31, 2023. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Amortization expense	$27,394	$21,954	$76,247	$65,390
As of May 31, 2024, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Years Ended August 31,
2024 (remaining three months)	$27,811
2025	108,800
2026	101,158
2027	76,208
2028	63,690
Thereafter	1,473,728
Total	$1,851,395
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
Income Taxes Provision and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Income before income taxes	$190,532	$161,998	$534,373	$476,645
Provision for income taxes	$32,397	$27,335	$86,743	$73,591
Effective tax rate	17.0%	16.9%	16.2%	15.4%
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
Our effective tax rate of 17.0% for the three months ended May 31, 2024 was relatively flat compared with 16.9% for the three months ended May 31, 2023. This was primarily due to higher pretax income, which reduced the effective tax rate impact of certain tax benefits, offset by increased utilization of foreign tax credits and excess tax benefits from stock-based compensation.
Our effective tax rate for the nine months ended May 31, 2024 was 16.2%, compared with 15.4% for the nine months ended May 31, 2023. This increase was primarily due to higher pretax income, which reduced the effective tax rate impact of certain tax benefits, partially offset by increased utilization of foreign tax credits.
For the periods presented, our effective tax rates differ from the U.S. corporate income tax rate primarily due to the impact of research and development ("R&D") credits, the foreign derived intangible income ("FDII") deduction, excess tax benefits from stock-based compensation and utilization of foreign tax credits, partially offset by our net state income taxes.
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
As of May 31, 2024, we recognized $137.2 million of Lease ROU assets, net and $213.8 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have a remaining lease term ranging from less than one year to just under 12 years. Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our lease term when it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of May 31, 2024:

(in thousands)	Minimum Lease Payments
Years Ended August 31,
2024 (remaining three months)	$9,767
2025	39,276
2026	39,103
2027	37,886
2028	33,359
Thereafter	89,814
Total minimum lease payments	$249,205
Less: Imputed interest	35,433
Total lease liabilities	$213,772
The following table includes components of our occupancy costs:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Operating lease costs(1)	$7,583	$8,170	$22,846	$24,403
Variable lease costs(2)	$3,740	$4,645	$13,046	$12,699
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of May 31, 2024	As of August 31, 2023
Weighted average remaining lease term (in years)	7.1	7.8
Weighted average discount rate (IBR)	4.6%	4.5%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,	May 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$29,579	$29,245
Lease ROU assets obtained in exchange for lease liabilities(1)	$10,183	$13,872
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(281)	$—
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
10. DEBT
We elected not to carry our debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our debt obligations as of May 31, 2024 and August 31, 2023 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	May 31, 2024	August 31, 2023
Current debt
2022 Term Facility	3/1/2022	3/1/2025	$187,500	$—
Total unamortized debt issuance costs on Current debt			(356)	—
Total Current debt			$187,144	$—

Long-term debt
2022 Term Facility	3/1/2022	3/1/2025	$—	$375,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Total unamortized discounts and debt issuance costs			(9,374)	(12,300)
Total Long-term debt			$1,240,626	$1,612,700

Total debt			$1,427,770	$1,612,700
As of May 31, 2024, annual maturities on our debt obligations, based on contractual maturity date, were as follows:

(in thousands)	Maturities
Years Ended August 31,
2024 (remaining three months)	$—
2025	187,500
2026	—
2027	750,000
2028	—
Thereafter	500,000
Total	$1,437,500
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and nine months ended May 31, 2024, we repaid $62.5 million and $187.5 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $150.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $812.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $712.5 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through May 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through May 31, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of May 31, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of May 31, 2024.
Swap Agreements
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Interest expense on outstanding debt(1)	$16,558	$16,345	$49,876	$49,601
(1)    Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts. Interest expense is net of the effects of our interest rate swap agreements.
11. COMMITMENTS AND CONTINGENCIES
Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the balance sheet as liabilities. We record liabilities for commitments when incurred (i.e., when the goods or services are received).
Except for income tax contingencies, we accrue for contingencies when we believe that a loss is probable, and the amount can be reasonably estimated. Judgment is required to determine both the probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record the most probable estimate of the loss, or the minimum amount when no amount within the range is a better estimate than any other amount. We review accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.
Income tax contingencies related to uncertain tax positions are accounted for in accordance with applicable accounting guidance. Refer to Note 2, Summary of Significant Accounting Policies - Income Taxes in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data, and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses. For the nine months ended May 31, 2024, there were no material changes to our purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt for information regarding lease commitments and outstanding debt obligations, respectively.
Capital Commitments

As of May 31, 2024 and August 31, 2023, we had outstanding capital commitments related to an investment of $0.6 million and $0.7 million, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of May 31, 2024 and August 31, 2023, we had $0.4 million and $0.6 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2022 Revolving Facility since its inception. Refer to Note 10, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2024, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
12. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share data)	2024	2023	2024	2023
Repurchases of common stock under the share repurchase program	135,150	165,950	384,150	165,950
Total cost of common stock repurchased under the share repurchase program	$59,753	$67,092	$171,918	$67,092
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	2,843	1,239	35,226	28,952
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$1,224	$493	$15,689	$12,274
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
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of May 31, 2024, $128.1 million remained authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
In addition to our share repurchase program, we also acquire shares of our common stock from holders of our stock-based awards to satisfy withholding tax requirements due at vesting. Shares acquired from these holders do not reduce the amount authorized for repurchase under the share repurchase program.
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the nine months ended May 31, 2024 and May 31, 2023.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	$37,360	March 21, 2024
Third Quarter	$1.04	May 31, 2024	$39,589	June 20, 2024
Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	$34,099	March 16, 2023
Third Quarter	$0.98	May 31, 2023	$37,442	June 15, 2023
In the third quarter of fiscal 2024, our Board of Directors approved a 6% increase in the regular quarterly dividend from $0.98 to $1.04 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of May 31, 2024 and August 31, 2023 were as follows:

(in thousands)	May 31, 2024	August 31, 2023
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(295)	$2,880
Accumulated foreign currency translation adjustments	(92,351)	(90,021)
Total AOCL	$(92,646)	$(87,141)
13. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.
A reconciliation of the weighted average shares outstanding used in the Basic EPS and Diluted EPS computation is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$158,135	$134,663	$447,630	$403,054
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,089	38,278	38,069	38,227
Common stock equivalents associated with stock-based compensation plan	551	634	575	709
Shares used in the calculation of Diluted EPS	38,640	38,912	38,644	38,936
Basic EPS	$4.15	$3.52	$11.76	$10.54
Diluted EPS	$4.09	$3.46	$11.58	$10.35

The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Stock options	763	583	255	583
Restricted stock units and Performance share units	93	93	95	93
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
Stock-based compensation expense for stock option and RSU awards is recognized over the requisite service period using the straight-line method. For stock option and RSU grants, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
Our PSUs require us to make assumptions regarding the probability of achieving specified performance levels established at the time of grant and we recognize stock-based compensation expense using the straight-line method over the requisite service period. The probability of achieving the specified performance levels is reviewed on a quarterly basis to ensure the amount of stock-based compensation expense appropriately reflects the expected achievement. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for the November 2023 annual grant and 0% to 150% for the November 2022 annual grant.
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
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$15,745	$16,865	$46,707	$44,365
There were no stock-based compensation costs capitalized in any periods presented. As of May 31, 2024, $141.2 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over a weighted average vesting period of 2.9 years.
As of May 31, 2024, we had 3.7 million employee stock-based awards available for grant under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP").

Employee Stock Option Awards
Our annual employee stock option grant, made during the first quarter of each fiscal year, makes up the majority of our employee stock options granted under the LTIP in each fiscal year.
The following table presents the employee stock options granted under the LTIP for the nine months ended May 31, 2024 and May 31, 2023:

	Nine Months Ended
	May 31,
	2024	2023
Stock options granted(1)	243,379	268,185
Weighted average exercise price	$436.61	$426.22
Weighted average grant date fair value	$132.59	$125.57
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
As part of the November 1, 2023 annual employee grant, the estimated grant date fair value, using the binomial model, leveraged the following assumptions:

November 1, 2023 Annual Employee Grant Details
Stock options granted	242,371
Risk-free interest rate	4.78% - 5.53%
Expected life (years)	6.62
Expected volatility	23.5%
Dividend yield	0.90%
Estimated fair value	$132.60
Exercise price	$436.57
Employee Restricted Stock Awards
Our annual employee Restricted Stock Awards grant, made during the first quarter of each fiscal year, makes up the majority of our employee Restricted Stock Awards granted under the LTIP in each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest, but not to dividends declared on the underlying shares while the stock subject to the Restricted Stock Awards is unvested.
The following table presents the employee Restricted Stock Awards granted under the LTIP for the nine months ended May 31, 2024 and May 31, 2023:

	Nine Months Ended
	May 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs Granted(1)	74,355	$423.07	47,474	$415.31
PSUs Granted(2)	37,008	$424.63	34,482	$415.31
Performance adjustment - PSUs(3)	14,472	$306.33	8,542	$245.67
Total Restricted Stock Awards	125,835		90,498
(1) Includes the annual employee grant on November 1, 2023 and November 1, 2022 of 63,722 and 46,264 RSUs, respectively. The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years.

(2) Includes the annual employee grant on November 1, 2023 and November 1, 2022 of 36,860 and 34,482 PSUs, respectively. The majority of the PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for the November 2023 annual grant and 0% to 150% for the November 2022 annual grant.
(3) Additional PSUs were granted during the first quarter of fiscal 2024 and fiscal 2023 based on performance above the specified target level of achievement for PSUs granted on November 9, 2020 and November 1, 2019, respectively.
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
Stock-based compensation expense related to our ESPP was $0.7 million for both the three months ended May 31, 2024 and May 31, 2023. Stock-based compensation expense related to our ESPP was $1.9 million for the nine months ended May 31, 2024 and $2.0 million for the nine months ended May 31, 2023.
As of May 31, 2024, our ESPP had 36,607 shares reserved for future issuance.
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

The following tables reflect the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2024
Revenues	$356,468	$141,279	$54,961	$552,708
Operating income	$87,696	$75,463	$39,300	$202,459
Capital expenditures(1)	$19,491	$408	$1,440	$21,339

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2023
Revenues	$337,691	$137,973	$54,147	$529,811
Operating income	$79,005	$58,607	$34,347	$171,959
Capital expenditures(1)	$24,956	$339	$710	$26,005

(in thousands)
For the nine months ended May 31, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$1,057,453	$420,016	$163,400	$1,640,869
Operating income	$250,255	$207,167	$116,019	$573,441
Capital expenditures(1)	$54,284	$1,664	$3,774	$59,722

(in thousands)
For the nine months ended May 31, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$992,179	$401,219	$156,313	$1,549,711
Operating income	$207,717	$194,870	$110,517	$513,104
Capital expenditures(1)	$56,299	$1,651	$3,471	$61,421
(1) Capital expenditures includes purchases of property, equipment and leasehold improvements and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of:

(in thousands)	May 31, 2024	August 31, 2023
Segment Assets
Americas	$3,137,992	$3,148,192
EMEA	635,175	558,393
Asia Pacific	266,534	256,337
Total assets	$4,039,701	$3,962,922

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
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2024, we had more than 8,000 clients comprised of over 208,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected content, referred to as our "content refinery." Our products and services include workstations, portfolio analytics and enterprise solutions.
We drive our business based on our detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas, as well as to analyze, monitor and manage their portfolios. Our on- and off-platform solutions span the investment life cycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. These platforms and solutions are supported by our dedicated client service team.
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
Fiscal 2024 Third Quarter in Review
Revenues in the third quarter of fiscal 2024 were $552.7 million, an increase of 4.3% from the comparable prior year period. The growth in revenues was reflective of organic revenues growth of 4.5% for the third quarter of fiscal 2024 compared with the prior year period. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific. Revenues increased due to higher demand and price increases primarily from workstations, data solutions and middle office solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of May 31, 2024, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2,220.4 million, an increase of 5.0% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas and, to a lesser extent, EMEA and Asia Pacific. The Organic ASV increase was driven by higher demand and price increases primarily from workstations, data solutions, middle office solutions and CGS subscriptions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 36.6% during the three months ended May 31, 2024, compared with 32.5% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a decrease in compensation costs and bad debt expense, partially offset by an increase in amortization of intangible assets, marketing costs and computer-related expenses. Diluted earnings per common share ("Diluted EPS") for the three months ended May 31, 2024 was $4.09, an increase of 18.2% compared with the prior year period.

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
–"Professional Services" are revenues derived from project-based consulting and implementation services, annualized over the past 12 months.
–"Organic ASV plus Professional Services" at any point in time equals the sum of Organic ASV and Professional Services.
Organic ASV plus Professional Services
The following table presents the calculation of Organic ASV plus Professional Services as of May 31, 2024. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of May 31, 2024
As reported ASV plus Professional Services(1)	$2,219.2
Currency impact(2)	1.2
Organic ASV plus Professional Services	$2,220.4
Organic ASV plus Professional Services annual growth rate	5.0%
(1)Includes $17.2 million in Professional Services as of May 31, 2024.
(2)The impact from foreign currency movements.
As of May 31, 2024, Organic ASV plus Professional Services was $2,220.4 million, an increase of 5.0% compared with May 31, 2023. Organic ASV increased in all our segments, with the majority of the increase related to the Americas, and, to a lesser extent, EMEA and Asia Pacific. This increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. These higher sales and price increases were primarily attributable to workstations, data solutions, middle office solutions and CGS subscriptions.

Segment ASV
As of May 31, 2024, ASV from the Americas represented 64% of total ASV and was $1,417.1 million, an increase from $1,344.7 million as of May 31, 2023. Americas Organic ASV was $1,417.1 million as of May 31, 2024, a 5.7% increase from the prior year period. The Organic ASV increase in the Americas was driven by higher demand and price increases primarily from workstations and CGS subscriptions.
As of May 31, 2024, ASV from EMEA represented 26% of total ASV and was $565.7 million, an increase from $541.3 million as of May 31, 2023. EMEA Organic ASV was $565.5 million as of May 31, 2024, a 4.4% increase from the prior year period. The EMEA Organic ASV increase was driven by higher demand and price increases mainly from data solutions and middle office solutions.
As of May 31, 2024, ASV from Asia Pacific represented 10% of total ASV and was $219.2 million, an increase from $209.8 million as of May 31, 2023. Asia Pacific Organic ASV was $220.6 million as of May 31, 2024, a 6.1% increase from the prior year period. The Asia Pacific Organic ASV increase was driven by higher demand and price increases primarily from middle office solutions and data solutions.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of May 31, 2024 were 5.3% and 3.7%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year period, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remainder of our Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, and private equity and venture capital firms.

Client and User Additions
The table below presents our total clients and users:

	As of May 31, 2024	As of May 31, 2023	Change
Clients(1)	8,029	7,770	3.3%
Users	208,140	187,845	10.8%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 8,029 as of May 31, 2024, a net increase of 3.3% or 259 clients in the last 12 months, mainly due to an increase in corporate clients and, to a lesser extent, wealth management clients.
As of May 31, 2024, there were 208,140 professionals using FactSet, representing a net increase of 10.8% or 20,295 users in the last 12 months, primarily driven by an increase in wealth users.
Annual ASV retention was greater than 95% of ASV for the period ended May 31, 2024 and May 31, 2023. When expressed as a percentage of clients, annual retention was approximately 90% for the period ended May 31, 2024, compared with approximately 92% for the period ended May 31, 2023.
Employee Headcount
As of May 31, 2024, our net employee headcount increased by 1.6% to 12,262, compared with 12,072 employees as of May 31, 2023. This net headcount growth was primarily due to our continued investment in our centers of excellence ("COEs"), particularly through expanding our talent pool in our India and Philippines locations. Our COEs account for approximately 68% of our employees.
As of May 31, 2024 compared to May 31, 2023, our net headcount growth in Asia Pacific was 5.4%, while the Americas and EMEA experienced a net headcount decrease of 7.9% and 3.3%, respectively. As of May 31, 2024, we had 8,521 employees located in Asia Pacific, 2,343 in the Americas and 1,398 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2024 and May 31, 2023, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands, except per share data)	2024	2023		2024	2023
Revenues	$552,708	$529,811	4.3%	$1,640,869	$1,549,711	5.9%
Cost of services	246,986	241,689	2.2%	753,749	709,537	6.2%
Selling, general and administrative	103,098	115,725	(10.9)%	312,616	325,903	(4.1)%
Asset impairments	165	438	(62.3)%	1,063	1,167	(8.9)%
Operating income	$202,459	$171,959	17.7%	$573,441	$513,104	11.8%

Net income	$158,135	$134,663	17.4%	$447,630	$403,054	11.1%
Diluted weighted average common shares	38,640	38,912		38,644	38,936
Diluted EPS	$4.09	$3.46	18.2%	$11.58	$10.35	11.9%

Revenues
Three months ended May 31, 2024 compared with three months ended May 31, 2023
Revenues for the three months ended May 31, 2024 were $552.7 million, an increase of 4.3%. This growth in revenues of 4.3% was reflective of a 4.5% increase in organic revenues, partially offset by a 0.2% decrease from foreign currency exchange rate fluctuations. Organic revenues increased to $553.4 million for the three months ended May 31, 2024. Revenues increased in all our segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific.
The increase in revenues was driven by increased sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased due to higher demand and price increases primarily from workstations, data solutions and middle office solutions.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
Revenues for the nine months ended May 31, 2024 were $1,640.9 million, an increase of 5.9%. This growth in revenues was reflective of organic revenues growth of 5.9%, with organic revenues increasing to $1,641.0 for the nine months ended May 31, 2024. Revenues increased in all our geographic segments, primarily in the Americas and, to a lesser extent, EMEA and Asia Pacific.
The increase in revenues was mainly due to increased sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased due to higher demand and price increases primarily from workstations, data solutions and middle office solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Americas	$356,468	$337,691	5.6%	$1,057,453	$992,179	6.6%
% of revenues	64.5%	63.8%		64.4%	64.0%
EMEA	$141,279	$137,973	2.4%	$420,016	$401,219	4.7%
% of revenues	25.6%	26.0%		25.6%	25.9%
Asia Pacific	$54,961	$54,147	1.5%	$163,400	$156,313	4.5%
% of revenues	9.9%	10.2%		10.0%	10.1%
Consolidated	$552,708	$529,811	4.3%	$1,640,869	$1,549,711	5.9%
Three months ended May 31, 2024 compared with three months ended May 31, 2023
Americas
Americas revenues increased 5.6% to $356.5 million during the three months ended May 31, 2024, compared with $337.7 million from the same period a year ago. This growth in revenues was primarily reflective of organic revenues growth of 5.5%. The increase in revenues was driven by higher demand and price increases primarily from workstations and CGS subscriptions.

EMEA
EMEA revenues increased 2.4% to $141.2 million during the three months ended May 31, 2024, compared with $138.0 million from the same period a year ago. This growth in revenues was reflective of organic revenues growth of a 2.4%. The increase in revenues was driven by higher demand and price increases primarily from data solutions and middle office solutions.
Asia Pacific
Asia Pacific revenues increased 1.5% to $55.0 million during the three months ended May 31, 2024, compared with $54.1 million from the same period a year ago. This growth in revenues of 1.5% was reflective of a 3.0% increase in organic revenues, partially offset by a 1.5% decrease from foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand and price increases primarily from data solutions, workstations and middle office solutions.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
Americas
Revenues from the Americas increased 6.6% to $1,057.5 million during the nine months ended May 31, 2024, compared with $992.2 million from the same period a year ago. This growth in revenues was primarily driven by organic revenues growth of 6.5%. The increase in revenues was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS subscriptions, data solutions and middle office solutions.
EMEA
Revenues from EMEA increased 4.7% to $420.0 million during the nine months ended May 31, 2024, compared with $401.2 million from the same period a year ago. This growth in revenues of 4.7% was reflective of a 4.4% increase in organic revenues and a 0.3% benefit from foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand and price increases primarily from data solutions and middle office solutions.
Asia Pacific
Revenues from Asia Pacific increased 4.5% to $163.4 million during the nine months ended May 31, 2024, compared with $156.3 million from the same period a year ago. This growth in revenues of 4.5% was reflective of a 5.6% increase in organic revenues, partially offset by a 1.1% decrease from foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand and price increases primarily from workstations and data solutions.
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
Asset impairments consist primarily of expenses recognized when the carrying value of an asset exceeds its fair value.

The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,		% Change
(dollar amounts in thousands)	2024	2023	% Change	2024	2023
Cost of services	$246,986	$241,689	2.2%	$753,749	$709,537	6.2%
SG&A	103,098	115,725	(10.9)%	312,616	325,903	(4.1)%
Asset impairments	165	438	(62.3)%	1,063	1,167	(8.9)%
Total operating expenses	$350,249	$357,852	(2.1)%	$1,067,428	$1,036,607	3.0%

Operating income	$202,459	$171,959	17.7%	$573,441	$513,104	11.8%
Operating margin	36.6%	32.5%		34.9%	33.1%
Cost of Services
Three months ended May 31, 2024 compared with three months ended May 31, 2023
Cost of services increased 2.2% to $247.0 million for the three months ended May 31, 2024, compared with $241.7 million for the same period a year ago, primarily due to an increase in amortization of intangible assets and computer-related expenses, partially offset by a decrease in employee compensation costs.
Cost of services, when expressed as a percentage of revenues, was 44.7% for the three months ended May 31, 2024, a decrease of 90 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation costs, partially offset by an increase in amortization of intangible assets and computer-related expenses.
When expressed as a percentage of revenues:
•Employee compensation costs decreased by 250 basis points primarily driven by a one-time payroll tax adjustment and a decrease in salaries. The decrease in salaries was primarily driven by higher capitalization of costs related to development of internal-use software.
•Amortization of intangible assets increased 80 basis points mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
•Computer-related expenses increased 60 basis points primarily due to higher spending related to cloud-based hosting services and licensed software arrangements.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
Cost of services increased 6.2% to $753.7 million for the nine months ended May 31, 2024, compared with $709.5 million in the same period a year ago, primarily due to an increase in employee compensation costs, amortization of intangible assets and computer-related expenses.

Cost of services, when expressed as a percentage of revenues, was 45.9% for the nine months ended May 31, 2024, an increase of 20 basis points compared with the same period a year ago. This increase was primarily driven by higher amortization of intangible assets and increases in the other expenses included in Costs of services outpacing the increase in revenues, partially offset by a decrease in employee compensation costs when expressed as a percentage of revenues.

When expressed as a percentage of revenues:

•Amortization of intangible assets increased 40 basis points mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
•Employee compensation costs decreased 60 basis points primarily due to revenues outpacing the increase in employee compensation costs and a decrease in variable compensation costs, partially offset by higher annual base salaries, net of capitalization of compensation costs related to the development of our internal-use software, and an increase in restructuring charges. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 257, primarily located in our COEs.

Selling, General and Administrative
Three months ended May 31, 2024 compared with three months ended May 31, 2023
SG&A decreased 10.9% to $103.1 million for the three months ended May 31, 2024, compared with $115.7 million from the same period a year ago, primarily driven by lower employee compensation costs.

SG&A, when expressed as a percentage of revenues, was 18.7% for the three months ended May 31, 2024, a decrease of 320 basis points compared with the same period a year ago. This decrease was primarily driven by lower employee compensation costs, bad debt expense and occupancy costs, partially offset by an increase in marketing expense.
When expressed as a percentage of revenues:
•Employee compensation costs decreased by 290 basis points primarily due to a decrease in variable compensation and payroll taxes.
•Bad debt expense decreased by 60 basis points as the prior year included a higher expense from our estimated collectibility of outstanding receivables.
•Occupancy costs decreased 50 basis points primarily due to exiting certain leased spaces in the prior year.
•Marketing expense increased by 60 basis points primarily related to costs associated with a client symposium.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
SG&A expenses decreased 4.1% to $312.6 million for the nine months ended May 31, 2024, compared with $325.9 million for the same period a year ago, primarily driven by lower employee compensation costs.

SG&A expenses, when expressed as a percentage of revenues, were 19.1% for the nine months ended May 31, 2024, a decrease of 200 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation costs mainly driven by a reduction in variable compensation expense.
Operating Income and Operating Margin
Three months ended May 31, 2024 compared with three months ended May 31, 2023
Operating income increased 17.7% to $202.5 million for the three months ended May 31, 2024, compared with $172.0 million in the prior year period. This increase was primarily driven by growth in revenues and a decrease in employee compensation costs, partially offset by an increase in amortization of intangible assets and computer-related expenses. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.1 million for the three months ended May 31, 2024 compared with the three months ended May 31, 2023.
Operating margin increased to 36.6% during the three months ended May 31, 2024, compared with 32.5% in the prior year period. This increase was mainly due to growth in revenues and, when expressed as a percentage of revenues, a decrease in employee compensation costs and bad debt expense, partially offset by higher amortization of intangible assets, marketing costs and computer-related expenses.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
Operating income increased 11.8% to $573.4 million for the nine months ended May 31, 2024, compared with $513.1 million in the prior year period. This increase was primarily due to growth in revenues, partially offset by higher amortization of intangible assets, computer-related expenses and employee compensation costs. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.5 million for the nine months ended May 31, 2024 compared with the nine months ended May 31, 2023.
Operating margin increased to 34.9% for the nine months ended May 31, 2024, compared with 33.1% in the prior year period. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenue, a decrease in employee compensation costs, partially offset by higher amortization of intangible assets.

Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Americas	$87,696	$79,005	11.0%	$250,255	$207,717	20.5%
EMEA	75,463	58,607	28.8%	207,167	194,870	6.3%
Asia Pacific	39,300	34,347	14.4%	116,019	110,517	5.0%
Total Operating Income	$202,459	$171,959	17.7%	$573,441	$513,104	11.8%
Three months ended May 31, 2024 compared with three months ended May 31, 2023
Americas
Americas operating income increased 11.0% to $87.7 million during the three months ended May 31, 2024, compared with $79.0 million in the same period a year ago. This increase was primarily due to growth in revenues of 5.6% and a decrease in employee compensation costs, partially offset by higher amortization of intangible assets and computer-related expenses.

•Employee compensation costs decreased primarily due to a one-time payroll tax adjustment and a decrease in salaries. The decrease in salaries was mainly driven by a net headcount reduction of 200 employees and higher capitalization of compensation costs related to the development of our internal-use software, partially offset by annual merit increases.
•Amortization of intangible assets increased mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
•Computer-related expenses increased primarily due to higher spending related to cloud-based hosting services and licensed software arrangements.
EMEA
EMEA operating income increased 28.8% to $75.5 million during the three months ended May 31, 2024, compared with $58.6 million in the same period a year ago. This increase was primarily due to growth in revenues of 2.4% and lower employee compensation costs. Employee compensation costs decreased mainly due to lower variable compensation and a decrease in restructuring charges due to the release of certain accruals during the three months ended May 31, 2024.
Asia Pacific
Asia Pacific operating income increased 14.4% to $39.3 million during the three months ended May 31, 2024, compared with $34.3 million in the same period a year ago. This increase was mainly due to growth in revenues of 1.5% and the reduction of certain operating expenses, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 438 employees.
Nine months ended May 31, 2024 compared with nine months ended May 31, 2023
Americas
Americas operating income increased 20.5% to $250.3 million during the nine months ended May 31, 2024, compared with $207.7 million in the same period a year ago. This increase was primarily due to growth in revenues of 6.6% and lower employee compensation costs, partially offset by higher amortization of intangible assets and computer-related expenses.

•Employee compensation costs decreased primarily due to lower variable compensation and, to a lesser extent, a decrease due to lower salaries and a one-time payroll tax adjustment, partially offset by an increase in restructuring charges. The decrease in salaries was primarily driven by higher capitalization of compensation costs related to the development of our internal-use software.
•Amortization of intangible assets increased mainly due to higher amortization from capitalized costs related to the development of our internal-use software.

•Computer-related expenses increased primarily due to higher spending related to cloud-based hosting services and licensed software arrangements.
EMEA
EMEA operating income increased 6.3% to $207.1 million during the nine months ended May 31, 2024, compared with $194.9 million in the same period a year ago. This increase was primarily due to growth in revenues of 4.7%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases, partially offset by a net headcount decrease of 48 employees.
Asia Pacific
Asia Pacific operating income increased 5.0% to $116.0 million during the nine months ended May 31, 2024, compared with $110.5 million in the same period a year ago. This increase was mainly due to growth in revenues of 4.5% and reduction of certain operating expenses, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 438 employees.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands)	2024	2023	% Change	2024	2023	% Change
Income before income taxes	$190,532	$161,998	17.6%	$534,373	$476,645	12.1%
Provision for income taxes	$32,397	$27,335	18.5%	$86,743	$73,591	17.9%
Effective tax rate	17.0%	16.9%		16.2%	15.4%
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
Our effective tax rate of 17.0% for the three months ended May 31, 2024 was relatively flat compared with 16.9% for the three months ended May 31, 2023. This was primarily due to higher pretax income, which reduced the effective tax rate impact of certain tax benefits, offset by increased utilization of foreign tax credits and excess tax benefits from stock-based compensation.
Our effective tax rate for the nine months ended May 31, 2024 was 16.2%, compared with 15.4% for the nine months ended May 31, 2023. This increase was primarily due to higher pretax income, which reduced the effective tax rate impact of certain tax benefits, partially offset by increased utilization of foreign tax credits.

Net Income and Diluted EPS

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
Net income	$158,135	$134,663	17.4%	$447,630	$403,054	11.1%
Diluted weighted average common shares	38,640	38,912	(0.7)%	38,644	38,936	(0.7)%
Diluted EPS	$4.09	$3.46	18.2%	$11.58	$10.35	11.9%
The increase in Net income and Diluted EPS for the three and nine months ended May 31, 2024, compared to the respective prior year period, was primarily driven by higher operating income, partially offset by an increase in the provision for income taxes.
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
Organic revenues exclude the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. For year to date comparisons, organic revenues exclude current year revenues that were incurred prior to the first anniversary date of an acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2024	2023		2024	2023
Revenues	$552,708	$529,811	4.3%	$1,640,869	$1,549,711	5.9%
Acquisition revenues	(119)	—		(430)	—
Currency impact	843	—		516	—
Organic revenues	$553,432	$529,811	4.5%	$1,640,955	$1,549,711	5.9%

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

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2024	2023	% Change	2024	2023	% Change
Operating income	$202,459	$171,959	17.7%	$573,441	$513,104	11.8%
Intangible asset amortization	16,674	17,655		50,692	53,372
Business acquisition / integration costs(1)	423	—		423	6,828
Restructuring / severance	(1,596)	1,318		6,695	1,751
Adjusted operating income	$217,960	$190,932	14.2%	$631,251	$575,055	9.8%
Operating margin	36.6%	32.5%		34.9%	33.1%
Adjusted operating margin(2)	39.4%	36.0%		38.5%	37.1%
Net income	$158,135	$134,663	17.4%	$447,630	$403,054	11.1%
Intangible asset amortization	11,466	14,406		36,791	44,729
Business acquisition / integration costs(1)	291	—		307	5,723
Restructuring / severance	(1,096)	1,075		4,859	1,468
Income tax items	—	(2,477)		1,397	(4,029)
Adjusted net income(3)	$168,796	$147,667	14.3%	$490,984	$450,945	8.9%
Net income	$158,135	$134,663	17.4%	$447,630	$403,054	11.1%
Interest expense	16,894	16,354		50,231	49,628
Income taxes	32,397	27,335		86,743	73,591
Depreciation and amortization expense	32,504	26,473		91,154	78,681
EBITDA	$239,930	$204,825	17.1%	$675,758	$604,954	11.7%
Non-recurring non-cash expenses(4)	—	459		1,285	459
Adjusted EBITDA	$239,930	$205,284	16.9%	$677,043	$605,413	11.8%
Diluted EPS	$4.09	$3.46	18.2%	$11.58	$10.35	11.9%
Intangible asset amortization	0.30	0.36		0.94	1.14
Business acquisition / integration costs(1)	0.01	—		0.01	0.15
Restructuring / severance	(0.03)	0.03		0.14	0.04
Income tax items	—	(0.06)		0.04	(0.10)
Adjusted Diluted EPS(3)	$4.37	$3.79	15.3%	$12.71	$11.58	9.8%
Weighted average common shares (Diluted)	38,640	38,912		38,644	38,936
(1)Related to certain business acquisition costs for the three and nine months ended May 31, 2024 and integration costs from the CGS acquisition for the nine months ended May 31, 2023.
(2)Adjusted operating margin is calculated as adjusted operating income divided by Revenues.
(3)For purposes of calculating adjusted net income and adjusted Diluted EPS, the three months ended May 31, 2024 and May 31, 2023 were taxed at an adjusted tax rate of 31.2% and 18.4%, respectively. The nine months ended May 31, 2024 and May 31, 2023 were taxed at an adjusted tax rate of 27.4% and 16.2%, respectively.
(4)Related to the accelerated vesting of stock awards for certain employees during the nine months ended May 31, 2024.
Liquidity and Capital Resources
As of May 31, 2024, Cash and cash equivalents were $453.1 million, compared with $425.4 million as of August 31, 2023. Our cash and cash equivalents are held in numerous locations throughout the world, with $188.5 million in EMEA (predominantly in the UK and Germany), $173.9 million in the Americas and the remaining $90.7 million in Asia Pacific (predominantly in the

Philippines and India) as of May 31, 2024. We permanently reinvest all foreign unremitted earnings, except in jurisdictions where earnings can be repatriated substantially free of tax.
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of our remaining available cash flows have been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund various activities, including our capital expenditures, acquisitions, investments, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future. We are exposed to credit risk for our cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits; however, we do not believe our concentration of cash and cash equivalents presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and nine months ended May 31, 2024, we repaid $62.5 million and $187.5 million, respectively, under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million and $150.0 million, respectively. Since loan inception on March 1, 2022, we have repaid $812.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $712.5 million. As of May 31, 2024, we had short-term liquidity requirements of $187.5 million related to the outstanding balance of the 2022 Term Facility which becomes due March 1, 2025.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through May 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through May 31, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of May 31, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of May 31, 2024.

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
Uses of Liquidity
Returning Value to Stockholders
We returned $283.2 million and $168.5 million to our stockholders in the form of share repurchases and dividends during the nine months ended May 31, 2024 and May 31, 2023, respectively. Over the last 12 months, we returned $430.1 million to our stockholders in the form of share repurchases and dividends.
Dividends
In the third quarter of fiscal 2024, our Board of Directors approved a 6% increase in the regular quarterly dividend from $0.98 to $1.04 per share. Fiscal 2024 marked the 25th consecutive fiscal year we have increased dividends on a stock split-adjusted basis, highlighting our continued commitment to returning value to our stockholders. During the nine months ended May 31, 2024 and May 31, 2023, we paid dividends of $111.3 million and $101.4 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three and nine months ended May 31, 2024, we repurchased 135,150 shares for $59.8 million and 384,150 shares for $171.9 million, respectively. We suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards, to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023. For the three and nine months ended May 31, 2023, we repurchased 165,950 shares for $67.1 million.

There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. As of May 31, 2024, $128.1 million remained authorized under our share repurchase program for future share repurchases. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2023, we had total purchase obligations with suppliers of $362.2 million. Our total purchase obligations as of August 31, 2023 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. Hosting services support our hybrid cloud strategy, which relies in large part on third-party hosting providers. Data is an integral component of the value we provide to our clients. Our commitments to third-party software providers mainly include internal-use software licenses. For the nine months ended May 31, 2024, there were no material changes to our contractual obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$537,177	$489,903	$47,274
Net cash provided by (used in) investing activities	(104,658)	(72,310)	(32,348)
Net cash provided by (used in) financing activities	(402,908)	(437,357)	34,449
Effect of exchange rate changes on cash and cash equivalents	(1,911)	3,118	(5,029)
Net increase (decrease) in cash and cash equivalents	$27,700	$(16,646)	$44,346
Operating
For the nine months ended May 31, 2024, net cash provided by operating activities was $537.2 million, which included net income of $447.6 million, non-cash charges of $154.8 million and a net cash outflow of $65.2 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and stock-based compensation expense. The change in our working capital was primarily driven by cash outflows related to our annual variable compensation payment and lease payments.
For the nine months ended May 31, 2023, net cash provided by operating activities was $489.9 million, which included net income of $403.1 million, non-cash charges of $140.7 million and a net cash outflow of $53.9 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization, stock-based compensation expense and amortization of lease ROU assets. The change in our working capital was primarily driven by a cash outflow related to our variable compensation payment earned in the prior year, higher accounts receivable due to increased sales and an increase in days sales outstanding, and cash outflows for lease payments.
Investing
For the nine months ended May 31, 2024, net cash used in investing activities was $104.7 million. The cash used in investing activities was primarily related to capital expenditures of $59.7 million mainly driven by the capitalization of internal-use software development costs and $44.9 million in investments, primarily related to the purchase of mutual funds.
For the nine months ended May 31, 2023, net cash used in investing activities was $72.3 million. The cash used in investing activities was primarily related to capital expenditures of $61.4 million mainly due to the capitalization of internal-use software development costs and investments in network-related equipment and laptops.

Financing
For the nine months ended May 31, 2024, net cash used in financing activities was $402.9 million, consisting mainly of $187.5 million related to the partial repayment of the 2022 Term Facility, $171.9 million of share repurchases and $111.3 million of dividend payments, partially offset by $83.5 million of proceeds from employee stock plans.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$537,177	$489,903	$47,274
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(59,722)	(61,421)	1,699
Free cash flow	$477,455	$428,482	$48,973
We generated free cash flow of $477.5 million during the nine months ended May 31, 2024, an increase of $49.0 million compared with the same period a year ago. This increase was driven by a $47.3 million increase in cash provided by operating activities, primarily due to higher net income, partially offset by an increase in working capital requirements.
Off-Balance Sheet Arrangements
As of May 31, 2024 and August 31, 2023, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of May 31, 2024 and August 31, 2023, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of May 31, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the fourth quarter of fiscal 2024 through the third quarter of fiscal 2025.

The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	May 31, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
Indian Rupee	Rs	4,481,555	$53,400	Rs	3,363,150	$40,300
British Pound Sterling		£41,500	52,403		£45,000	56,098
Euro		€44,200	48,429		€39,000	42,646
Philippine Peso	₱	1,874,172	32,900	₱	1,888,541	33,600
Total			$187,132			$172,644
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the nine months ended May 31, 2024.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. There were no significant changes in our critical accounting estimates during the nine months ended May 31, 2024.
New Accounting Pronouncements
For a discussion of accounting pronouncements recently adopted and those issued but not yet adopted, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, which we include herein by reference.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. As of May 31, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Indian Rupee, Euro and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. The hedge maturity periods range from the fourth quarter of fiscal 2024 through the third quarter of fiscal 2025. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
The changes in fair value for these foreign currency forward contracts are initially reported as a component of Accumulated other comprehensive loss ("AOCL") on the Consolidated Balance Sheets and subsequently reclassified into SG&A in the Consolidated Statements of Income when the hedged exposure affects earnings.
The following table reflects the foreign currency forward contracts gain (loss) reclassified from AOCL into income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Foreign currency forward contracts gain (loss) reclassified from AOCL into income	$(518)	$(230)	$(200)	$(5,474)
Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.1 million and $1.5 million for the three and nine months ended May 31, 2024, respectively, when compared to the same respective periods a year ago.
We performed a sensitivity analysis as of May 31, 2024 to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of May 31, 2024, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $18 million and our operating income, excluding these forward contracts, would have decreased by an estimated $32 million based on the results from our nine months ended May 31, 2024. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2024	2023	2024	2023
Foreign currency translation adjustment gains (losses)	$(1,282)	$4,943	$(2,330)	$16,782
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of May 31, 2024, we had Cash and cash equivalents of $453.1 million and Investments of $68.9 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.

Debt
As of May 31, 2024, our outstanding variable interest rate debt included $187.5 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through May 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2022 Swap Agreement on March 1, 2022, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024. To continue to hedge our outstanding floating SOFR debt, on March 1, 2024, we entered into the 2024 Swap Agreement with a notional amount of $200.0 million at a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024 and matures on February 28, 2025. As of May 31, 2024, the notional amount of the 2024 Swap Agreement was $150.0 million.
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure is limited to the outstanding principal balance of our variable rate debt under our 2022 Credit Facilities in excess of our swap agreements. As of May 31, 2024, our interest rate exposure on our variable rate debt, net of our 2024 Swap Agreement, was $287.5 million. Assuming the principal balance of our outstanding variable rate debt, net of the 2024 Swap Agreement, remained at $287.5 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of May 31, 2024.
Refer to Note 5, Derivative Instruments and Note 10, Debt and in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our swap agreements and outstanding borrowings as of May 31, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended May 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in US$)(2)
March 2024	36,688	$466.23	36,200	$170,954
April 2024	48,500	$432.56	48,500	$149,974
May 2024	52,805	$433.53	50,450	$128,082
Total	137,993		135,150
(1)Includes 135,150 shares purchased under the stock repurchase program, as well as 2,843 shares repurchased primarily to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)As of May 31, 2024, $128.1 million remained authorized under our share repurchase program for future share repurchases. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended May 31, 2024.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	FactSet Research Systems Inc. Executive Severance Plan, as amended					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 3, 2024	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)