Form 10-K
period 2024-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2024-10-29
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $17,602,720,964.
As of October 21, 2024, there were 37,988,845 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2024.

FactSet Research Systems Inc.
Form 10-K
For The Fiscal Year Ended August 31, 2024

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 1. Business, Part I, Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Annual Report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

Part I
ITEM 1. BUSINESS
Corporate History
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") was founded in 1978 and has been publicly traded since June 1996. We are dual-listed on the New York Stock Exchange ("NYSE") and the NASDAQ Stock Market ("NASDAQ") under the symbol "FDS". FactSet has been a member of the S&P 500 since December 2021.
Business Overview
FactSet is a global financial digital platform and enterprise solutions provider with open and flexible technologies that aims to supercharge financial intelligence.

Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2024, we had more than 8,200 clients comprised of over 216,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.

We drive our business based on detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.

We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. During fiscal 2024, we revised our internal organization within each segment to offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS. We believe organization by firm type better aligns with our clients, the long-term view of our business and our commitment to investing for growth and efficiency.
As our chief operating decision maker ("CODM") continues to review our business and operating results based on our segments, the realignment of our internal organization by firm type did not impact our segments for fiscal 2024. Refer to Part II, Item 8. Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our segments and CODM.
Segments
Our segment revenues are based on the geographic region where the sale originated:
•Americas: The Americas segment primarily sells to clients in North, Central and South America. In the Americas, we have offices in nine states in the United States ("U.S."), including our corporate headquarters located in Norwalk, Connecticut. Additionally, we have data centers in two states in the U.S. and an office in each of Brazil and Canada. Revenues from the Americas represented 64% of total revenues during fiscal 2024.

•EMEA: The EMEA segment primarily sells to clients in Europe, the Middle East and Africa via offices in Bulgaria, England, France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Sweden and the United Arab Emirates. Revenues from EMEA represented 26% of total revenues during fiscal 2024.
•Asia Pacific: The Asia Pacific segment primarily sells to clients in Asia and Australasia via office locations in Australia, China, Hong Kong Special Administrative Region ("SAR") of China, India, Japan, the Philippines and Singapore. Revenues from Asia Pacific represented 10% of total revenues during fiscal 2024.
Firm Types
Institutional Buyside
Institutional Buyside offers multi-asset class solutions to global asset managers, asset owners and hedge fund professionals across the investment portfolio lifecycle. This firm type includes workflows for research analysts, portfolio managers, and traders in the front office, as well as performance analysts, risk managers, and client service and marketing professionals in the middle office. Our front office on-platform solutions are designed for portfolio construction, research management, order management, and trade execution capabilities. Our middle office on-platform solutions are designed for performance measurement, attribution, risk management, and reporting capabilities, and are complimented by our middle office managed services. In addition to our on-platform workstation offerings, we offer comprehensive off-platform data and technology solutions including data feeds, APIs, and programmatic access for clients to engage with us in the environment best suited to them.
Dealmakers
Dealmakers delivers workflow solutions for investment bankers, sell-side research analysts, corporate users, investor relations officers, and private equity and venture capital professionals. We provide comprehensive solutions to our clients including workstations, data feeds, APIs, proprietary and third-party data, and productivity tools for Microsoft® Office. We also deliver firm type tailored solutions for client relationship management ("CRM") and research management solutions ("RMS") for research authoring and publishing. Our tools are used to monitor investments, generate ideas, analyze companies and markets, perform fundamental research, and build and distribute presentations. We offer global coverage of public and private markets, granular industry metrics, deep history, and transparency through proprietary and third-party sourced databases.
Wealth
Wealth delivers comprehensive solutions to wealth management clients including our web-based workstation, book-of-business dashboards for advisors, data feeds, APIs, proprietary and third-party data, and productivity tools for Microsoft® Office. It also provides RMS for research authoring and publishing. Our Wealth solution enables our clients to easily integrate our products into their CRM software and internally developed applications. Wealth clients use our advisory tools to provide support for their businesses, including home office, advisory, and client engagement work. We continue to focus on expanding our relevant data offerings and increasing workflow efficiency for wealth management firms.
Partnerships and CGS
Partnerships delivers solutions such as data and technology solutions (including feeds and APIs), workstations, and digital or analytics solutions to firms in the financial services ecosystem including data, analytics and technology platform providers. CGS is the exclusive issuer of CUSIP and CINS identifiers globally. CGS also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute ISIN agency for more than 30 other countries.
Business Strategy
We strive to be a trusted enterprise partner and service provider to our clients across the financial services spectrum, delivering relevant intelligence, insights and execution solutions tailored to our clients’ business models.

We are focused on growing our global business through three strategically aligned geographic segments: the Americas, EMEA and Asia Pacific. This approach allows us to better manage resources, target solutions and interact with clients effectively.

To execute our strategy, we are focused on three core pillars and primary areas of investment:
•Expanding our data offerings: We continue to scale up our data ecosystem to provide a comprehensive inventory of industry, proprietary and third-party data. This includes granular data for key industry verticals, real-time market data, fund data and sustainable finance. We believe that our breadth of high-quality, connected data will serve as critical raw material for large language models. In addition to using our growing data catalog to power our AI-powered workstation products, we aim to continue to expand our data delivery capabilities in the cloud and through other methods to advance our position as an enterprise data provider for our clients.
•Embedding deeper in client workflows: Through continued innovation, we aim to deepen our integration into our clients' workflows. We are focused on expanding further into the buy-side front office by leveraging our expertise in portfolio performance, analytics, and risk management. In addition, we are building on our strong presence on advisor desktops by expanding into prospecting and digital reporting workflows. We are also working to introduce next-generation automation in research, financial modeling, and pitch creation.
•Innovating with AI: Our artificial intelligence roadmap, driven by our FactSet AI Blueprint, continues to resonate with our clients. We recently launched new AI-powered solutions for generating portfolio performance commentary, analyzing earnings call transcripts, and requesting FactSet data using natural language queries in client-built environments and chatbots. We believe that our pragmatic, open and flexible approach to leveraging AI to enhance our clients’ workflows will differentiate FactSet from our competitors and drive growth.
Revenues and Annual Subscription Value ("ASV")
The majority of our revenues are derived from client access to our multi-asset solutions powered by our platform of connected data and technology that is available over the contractual term. We offer expansive data, sophisticated analytics, and flexible technology through our platform.
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy. ASV at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients. Organic ASV represents ASV excluding ASV from acquisitions and dispositions within the last 12 months and the effects of foreign currency movements.
FactSet Clients and Users
We had 8,217 clients and 216,381 professionals using FactSet as of August 31, 2024. Our client count includes clients with ASV of $10,000 and above. For the year ended August 31, 2024, annual ASV retention was greater than 95% and, when expressed as a percentage of clients, annual retention was approximately 90%.
Buy-side
Buy-side clients continue to shift toward multi-asset class investment strategies and investing in their front- and middle office solutions, where we are well-positioned to be a partner of choice. We are able to compete for greater market share given our ability to provide enterprise-wide solutions to our clients by leveraging their portfolio data for multiple asset classes. Buy-side clients primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. These clients access our multi-asset class tools through our workstations, analytics and trading tools, proprietary and third-party content, data feeds, APIs and portfolio services. Buy-side clients accounted for approximately 82% of our Organic ASV as of August 31, 2024.
Sell-side
We deliver comprehensive solutions to sell-side clients including workstation, data feeds, APIs, proprietary and third-party content, productivity tools for Microsoft® Office, web and mobile, and RMS for research authoring and publishing. Our focus remains on expanding the depth of content offered and increasing workflow efficiency for sell-side firms. These firms primarily include broker-dealers, banking and advisory firms, and private equity and venture capital firms. Sell-side clients accounted for approximately 18% of our Organic ASV as of August 31, 2024.

Third-Party Content
We aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our dedicated managed databases, which our clients access through our flexible delivery platforms. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated with one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs during fiscal 2024.
Data Centers and Cloud Computing
Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate reliable and efficient processing and delivery of data and analytics to our clients. As part of our hybrid cloud strategy, we operate two fully redundant, physically separated data centers in the U.S. that provide client services, while also using market-leading cloud providers to run products and services to best benefit from the cloud's elasticity, resiliency, security, and regionalization. We currently use several cloud providers; however, one supplier provided the majority of our cloud computing support for fiscal 2024. Our physical data centers provide layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple locations. In the event of a single site failure or localized disaster, client workloads will automatically move to unaffected sites. We continue to focus on maintaining a global technological infrastructure that allows us to support our growing business.
Intellectual Property
We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We enter into confidentiality agreements with our employees, clients, data suppliers and vendors. We strive to protect our workflow solutions, documentation and other written materials under trade secret, copyright and patent laws. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection.
Research and Product Development Costs
A key aspect of our growth strategy is to offer new solutions and enhance our existing products by making them faster and more robust with deeper data and insights. We strive to rapidly adopt new technology that can improve the discoverability and usability of our products and services.
The Competitive Landscape
We are a part of the financial information services industry focused on delivering expansive data, sophisticated analytics, and flexible technology through our platform to the global investment community. We offer clients comprehensive solutions with a broad set of products delivered through a desktop or mobile user interface, cloud-based platforms, or through standardized or bespoke data feeds, as well as APIs. In addition, our applications and client support and service offerings are entrenched in the workflow of many financial professionals given the data management and portfolio analysis and screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, we believe our products are central to our clients’ investment analysis, decision-making and operations.
We expect it would be difficult for another vendor to quickly replicate the extensive data we currently offer, therefore, we believe there are high barriers to entry to our business. Our current competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers, and many third-party content providers that supply us with financial information included in our products. Our largest competitors are Bloomberg L.P., S&P's Market Intelligence division, and London Stock Exchange Group's ("LSEG's") Data & Analytics division (formerly known as Refinitiv). Other competitors and competitive products include online database suppliers and integrators and their applications, such as BlackRock Aladdin, MSCI Inc. and Morningstar Inc. Many of these firms provide products or services similar to our offerings.

Human Capital Management
Our employees are key to our success and enable us to execute at a high level. We have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. We believe that our continued focus on our employees helps us to provide high quality products and service to our clients.
Our Employees
As of August 31, 2024, we had 35 offices in 20 countries with 12,398 employees, representing an increase of 1.3% compared with August 31, 2023. Of our total employees, 8,632 (70%) were located in Asia Pacific, 2,367 (19%) in the Americas and 1,399 (11%) in EMEA. We continue to invest in our centers of excellence ("COEs"), primarily located in India and the Philippines, which accounted for approximately 69% of our employees.
Functionally, as of August 31, 2024, 48% of our employees were in Content Operations, 27% were in Technology and Product Development, 21% were in Sales and Client Solutions and 4% were in Corporate Support. As of August 31, 2024, 433 of our employees were represented by mandatory works councils in our French and German locations and 24 of our employees were represented by collective bargaining agreements in the United States.
Employee Engagement
In line with our commitment to foster a positive work environment and culture, we conduct an annual, anonymous, and confidential global employee engagement survey administered by a third-party. The survey empowers employees to share feedback on a range of topics, including workplace culture, job satisfaction, leadership, career opportunities, employee well-being, compensation and benefits, team collaboration, and communication. Senior leadership and managers review the aggregated results to identify key areas of focus and formulate strategies to enhance employee experiences, satisfaction, and overall effectiveness. We share the survey results with employees to highlight our strengths and to note opportunities for positive change. In our fiscal 2024 employee engagement survey, we achieved an 89% response rate, which is substantially higher than the third-party response benchmark. Our score for 'Action Taking' was above the benchmark, indicating employee confidence that meaningful action will be taken as a result of the survey, reflecting the work we’ve done in previous years to improve employee engagement based on survey results. The majority of our employees indicated that they feel they are treated fairly regardless of diversity characteristics, appreciate their managers for providing open and honest feedback, and understand how their work contributes to the Company’s success.
Diversity, Equity & Inclusion
As part of our core values and our efforts to attract and retain top talent, we are committed to building a globally diverse, equitable and inclusive workplace. Diversity, Equity, and Inclusion ("DE&I") at FactSet is supported by our DE&I Council, comprised of executive leaders and chaired by our CEO, Phil Snow. An important component of our DE&I strategy is our Business Resource Groups ("BRGs"), which help create an inclusive culture for all our employees. We have eight such groups - the Asian BRG, Black BRG, Families BRG, Pride BRG, Multicultural BRG, Latinx BRG, Women’s BRG, and Veterans BRG. The BRGs are supported by senior leaders who serve as executive sponsors. Our BRGs host a variety of educational and networking events globally and many also co-sponsor external community events.
During fiscal 2024, we continued to publish our workforce demographics and annual EEO-1 Federal data in our Sustainability Report. Our DE&I efforts included adhering to inclusive hiring best practices and requiring all hiring managers to complete unconscious bias training.
Hybrid Workforce
In fiscal 2024 we rolled out our updated "How We Work" policy for flexible working arrangements. Employees in many of our locations, where local laws and regulations and the role and department permit, have the option to work full-time in the office, in a hybrid arrangement (usually two to three days per week in the office) or, in some cases, entirely remotely. Some employees may also elect to work a flexible schedule. These arrangements help to retain talent, increase employee satisfaction, and support our commitment to creating a diverse, equitable and inclusive workplace. Additionally, we appointed senior site leaders at each of our locations to collaborate with our employees and local culture committees to drive engagement and improve in-office experiences.

Learning and Development
We offer a range of learning opportunities to empower employees through experiences that support their personal and professional growth. We identify learning needs to ensure that our employees have the skills and knowledge to excel in their roles, grow their careers, and contribute to the success of our organization. During fiscal 2024, our employees increasingly leveraged our non-mandatory learning, with particular focus on our expanded technical learning and training courses. During fiscal 2024, we implemented specialized programming to upskill employees in Generative AI, adopting a tailored approach that catered to varying levels of existing knowledge, ranging from offering foundational insights into GenAI concepts to providing advanced technical training aimed at equipping our engineers with the knowledge to develop cutting-edge GenAI products.
Compensation, Benefits and Well-being
Our Total Rewards program provides our employees with pay, benefits, and recognition intended to be equitable, comprehensive, locally market-aligned, and spanning the full well-being spectrum. Our compensation and benefits program is reflective of our values and culture, designed to meet the diverse needs of our global employee population, and is essential to our recruitment, development, and retention strategies.
Our compensation philosophy is designed to reward performance and support corporate growth. Our employee compensation includes one or more of the following elements: base salaries, annual incentive awards, sales incentive awards, and equity awards. We differentiate individual salary, bonus and equity awards based on performance against key objectives and how effectively our employees demonstrate behaviors consistent with our values and culture.
We are committed to offering high-quality, affordable, and locally competitive benefit options, designed to support our employees at all stages of their lives with health, welfare, time-off, and retirement benefits to meet their diverse needs and thrive physically, emotionally, socially, and financially.
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

Executive Officers of the Registrant
The following table shows our current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
F. Philip Snow	60	Chief Executive Officer	2014
Helen L. Shan	57	Executive Vice President, Chief Financial Officer	2018
Robert J. Robie	45	Executive Vice President, Head of Institutional Buyside	2018
Goran Skoko	63	Executive Vice President, Chief Revenue Officer, Managing Director EMEA and Asia Pacific	2019
Kristina W. Karnovsky	45	Executive Vice President, Head of Dealmakers and Wealth	2021
John Costigan	55	Executive Vice President, Chief Data Officer	2022
Katherine M. Stepp	39	Executive Vice President, Chief Technology Officer	2022
Catrina Harding	52	Executive Vice President, Chief People Officer	2023
Christopher R. Ellis	52	Executive Vice President, Head of Strategic Initiatives and Partnerships	2023
F. Philip Snow – Chief Executive Officer. Mr. Snow was appointed Chief Executive Officer effective July 1, 2015. Prior to that, Mr. Snow held the title of President. He began his career at FactSet in 1996 as a Consultant, before moving to Asia to hold positions in the Tokyo and Sydney offices. Following his move back to the U.S. in 2000, Mr. Snow held various sales leadership roles prior to assuming the role of Senior Vice President, Director of U.S. Investment Management Sales in 2013. Mr. Snow received a Bachelor of Arts in Chemistry from the University of California at Berkeley and a Master of International Management from the Thunderbird School of Global Management. He has earned the right to use the Chartered Financial Analyst designation.
Helen L. Shan – Executive Vice President, Chief Financial Officer. Ms. Shan was appointed Executive Vice President, Chief Financial Officer effective July 23, 2024. As the Chief Financial Officer, she is responsible for FactSet's global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis, investor relations, real estate, tax, and treasury. She also served in this role from September 2018 through October 2021. From May 2021 through August 2024, Ms. Shan served as Executive Vice President, Chief Revenue Officer. In that role, she was responsible for driving revenue growth by managing global sales, client solutions, marketing and media relations. Prior to that, she was at Marsh McLennan Companies, where she served in a variety of roles, including as the company's Corporate Treasurer and as Chief Financial Officer for Mercer. Preceding that, Ms. Shan held executive positions at Pitney Bowes Inc. and J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems, Inc., a global provider of digital platform engineering and software development services, and currently is the Chairperson of the Audit Committee and also serves on the Compensation Committee. Ms. Shan holds dual degrees with a Bachelor of Science and a Bachelor of Applied Science from the University of Pennsylvania’s Wharton School of Business and School of Applied Science and Engineering. Ms. Shan also has a Master of Business Administration from Cornell University’s SC Johnson College of Business.
Robert J. Robie – Executive Vice President, Head of Institutional Buyside. Mr. Robie was appointed Executive Vice President, Head of Institutional Buyside, effective September 1, 2023. In his current role, he oversees strategy, research, development and engineering for Institutional Buyside solutions. Prior to that, he served as Executive Vice President, Head of Analytics & Trading Solutions starting in September 2018. Mr. Robie joined FactSet in July 2000 as a Product Sales Specialist. During his tenure at FactSet, Mr. Robie has held several positions of increased responsibility, including Senior Director of Analytics and Director of Global Fixed Income. Although Mr. Robie joined FactSet in 2000, he did work at BTN Partners from 2004 through 2005 in their quantitative portfolio management and performance division, before returning to continue his career with FactSet. Mr. Robie holds a Bachelor of Arts in Economics and Fine Arts from Beloit College.
Goran Skoko – Executive Vice President, Chief Revenue Officer, Managing Director EMEA and Asia Pacific. Mr. Skoko was appointed Executive Vice President, Chief Revenue Officer, Managing Director EMEA and Asia Pacific effective September 1, 2024. In this role, he is responsible for driving revenue growth by managing global sales, client solutions, marketing and media relations. Prior to this, Mr. Skoko served as Executive Vice President, Managing Director EMEA and Asia Pacific, Head of Dealmakers & Wealth, and was responsible for providing direction to address the product and content needs for EMEA and Asia Pacific clients while also focusing on increased deployment and building community within our Dealmakers & Wealth space. He also previously served as Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Research & Advisory Solutions and Executive Vice President, Managing Director EMEA and Asia Pacific and Head of Wealth Solutions. He joined FactSet in 2004 as a Senior Product developer and has held a number of positions of increased responsibility. Prior to FactSet, he spent 16 years in various engineering and product management roles at Thomson Financial. Mr. Skoko earned his B.S. in Physics and Computer Science from Fordham University.
Kristina W. Karnovsky – Executive Vice President, Head of Dealmakers and Wealth. Ms. Karnovsky was appointed Executive Vice President, Head of Dealmakers and Wealth effective September 1, 2024. In this role, she is responsible for focusing on increased deployment and building community within our Dealmakers & Wealth space. From July 2021 through August 31, 2024, Ms. Karnovsky served as Executive Vice President, Chief Product Officer, working across the entire product portfolio to deliver a differentiated advantage for clients and support their success. Prior to that role, Ms. Karnovsky was Head of Research Solutions. Ms. Karnovsky joined FactSet in 2001 as a Consultant and spent over a decade building FactSet's sell-side business in Sales leadership roles. Ms. Karnovsky earned a bachelor's degree from the University of Scranton.
John Costigan – Executive Vice President, Chief Data Officer. Mr. Costigan was appointed Executive Vice President, Chief Data Officer of FactSet effective June 1, 2023. Prior to that, he served as Chief Content Officer of FactSet starting in April 2022. As Chief Data Officer, he is responsible for FactSet's enterprise-wide data strategy and leads data development from planning through production. This includes data digital transformation using modern techniques and technology to drive timeliness, accuracy, coverage, consistency and usability across all FactSet data assets. Mr. Costigan has been at FactSet since September 2007 in a variety of roles. Prior to joining FactSet, Mr. Costigan served as Vice President, Product Management at Thomson Financial, and spent 11 years in a variety of Product Management roles at First Call, Autex, ILX, and Tradeweb. Mr. Costigan earned a Bachelor's degree in Economics from St. Michael's College.
Katherine M. Stepp – Executive Vice President, Chief Technology Officer. Ms. Stepp was appointed Executive Vice President, Chief Technology Officer, effective September 1, 2022. As Chief Technology Officer, she is responsible for leading FactSet's technology organization and overseeing its digital transformation strategy. Ms. Stepp joined FactSet in 2008 and previously served as Senior Director of Product Management within FactSet's Research and Advisory workflow solutions business. Prior to that role, she was Senior Director of Engineering within FactSet's Research workflow solutions business. Ms. Stepp holds a B.S. in Computer Science from Carnegie Mellon University.
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
Christopher R. Ellis - Executive Vice President, Head of Strategic Initiatives and Partnerships. Mr. Ellis was appointed Executive Vice President, Head of Strategic Initiatives and Partnerships effective November 1, 2023. In this role, he collaborates on a range of initiatives to help FactSet better address the needs of our clients, most specifically asset managers and asset owners. Mr. Ellis joined FactSet in 1994 in Client Solutions. His career path since then has included successfully defining and expanding the Portfolio Manager Workstation Sales business unit, ultimately becoming its Vice President before assuming the position of Director of Portfolio Analytics. He subsequently led the development team for FactSet's core workstation. Prior to his current role, he led the business development function at FactSet through a series of successful acquisitions and strategic partnerships. Mr. Ellis is a graduate of Stanford University and a CFA charterholder.
Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Quantitative and Qualitative Disclosures about Market Risk	46
Notes to the Consolidated Financial Statements	60

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
Technology and Data Security Risks
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
Successful access to prohibited data and other cyber-attacks and the failure of cyber-security systems and procedures
In providing our digital-enabled products and services to clients, we rely on information technology infrastructure that is managed internally along with placing reliance on third-party service providers for critical functions. We and these third-party service providers are subject to the risks of system failures and security breaches, including cyber-attacks (such as those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property and those accomplished by phishing scams, hacking, viruses, denials of service attacks, tampering, intrusions, physical break-ins, ransomware and malware), as well as employee errors or malfeasance. In some cases, these risks might be heightened when employees are working remotely. Our and our vendors' use of mobile and cloud technologies may increase our risk for such threats. Our protective systems and procedures and those of third parties to which we are connected, such as cloud computing providers, may not be effective against these threats. Our information technology systems must be constantly updated and patched to protect against known vulnerabilities and to optimize performance.
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

We could suffer significant damage to our brand and reputation: if a cyber-attack or other security incident were to allow unauthorized access to, or modification of, clients’ or suppliers’ data, other external data, internal data or information technology systems; if the products and services provided to clients were disrupted; or if products and services were perceived as having security vulnerabilities. The costs we would incur to address and resolve these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, loss of business and increased legal liability. Cyberattacks, security breaches or third-party reports of perceived security vulnerability to our systems, even if no breach has occurred, also could damage our brand and reputation, result in litigation, regulatory actions, loss of client confidence and increased legal liability. We also make acquisitions periodically. While significant effort is placed on addressing information technology security issues with respect to the acquired companies, we may inherit such risks when these acquisitions are integrated into our infrastructure. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity and data protection risks, such coverage may not include, or may not be sufficient to cover, all or the majority of the costs, losses or types of claims.
A prolonged or recurring outage at our data centers and other business continuity disruptions at facilities could result in reduced service and the loss of clients
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our computer-based networks, database storage facilities, and other network infrastructure, which are located across multiple facilities globally. If we experience significant growth of our customer base, increases in the number of products or services, or increase in the speed at which we are required to provide products and services, it may strain our systems. Additionally, our systems and networks may become strained due to aging or end-of-life technology that we have not yet updated or replaced.
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
We also currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2024. While we believe this provider to be reliable, we have limited control over its performance, and a disruption or loss of service from this provider could impair our system's operation and our ability to operate for a period of time.
We maintain back-up facilities and certain other redundancies for each of our data centers to minimize the risk that any such event will disrupt those operations. We are currently in the midst of a multi-year project to enhance our information technology disaster recovery processes with modernized tooling and automation to maximize resiliency and minimize recovery time in the event of a service disruption. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers, emergency planning and disaster recovery processes, there can be no assurance that such efforts will be successful or effective. Additionally, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
Transition to new technologies, applications and processes could expose us to unanticipated disruptions
The technology landscape is constantly evolving. To remain competitive, we must adapt and migrate to new technologies, applications and processes, including the evolving use of AI technology. Use of more advanced technologies and infrastructure is critical to the development of our products and services, the scaling of our business for future growth, and the accurate maintenance of our data and operations. The implementation of new technologies and infrastructure, such as migration to new cloud-based systems and increased utilization of AI internally and in our products and services, is complex and can involve substantial expenditures as well as risks inherent in the conversion to any new system, including potential loss of information and disruption to operations. We may experience unanticipated interruption and delay in the performance and delivery of certain of our products and services. Certain of our technologies are also dependent upon third-party providers to maintain adequate systems to protect the security of our confidential information and data. Failure by our providers to maintain appropriate security could result in unauthorized access to our systems or a network disruption that could further lead to improper disclosure of confidential information or data, regulatory penalties and remedial costs. Any disruption to either the provider’s systems or the communication links between us and the provider could negatively affect our ability to operate our data systems and could impair our ability to provide products and services to our clients. If the products and services to our clients are disrupted, or if there is unauthorized access to the confidential information of our clients or our vendors, we could suffer significant damage to our brand and reputation and lose clients. We also may incur increased operating expenses to recover data, repair or remediate systems, equipment or facilities, and to protect ourselves from such disruptions. As we increase our reliance on third-party systems, our exposure to damages from services disruptions may increase, and we may incur additional costs to remedy damages caused by these disruptions.
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
Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks
We use, and are expanding our use of, machine learning and artificial intelligence ("AI") technologies in our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted. Our use of AI technologies requires resources to develop, test and maintain such products, which is costly. Despite our investments in, and commitment of resources to, the development of AI products and technologies, we may not be successful in generating revenues from these efforts. In addition, third parties may be able to use AI to create technology that could reduce demand for our products and services.
The introduction of AI technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI.
Strategy and Market Demand Risks
Competition in our industry may cause price reductions or loss of market share
We continue to experience intense competition across all markets for our products and services, with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues and ASV. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products and services. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected.
The continued shift from active to passive investing could negatively impact user count growth and revenues
The predominant investment strategy today is no longer active investing, which attempts to outperform the market. The main advantage of active management is the expectation that the investment managers will be able to outperform market indices. They make informed investment decisions based on their experiences, insights, knowledge and ability to identify opportunities that can translate into superior performance. The main advantage of passive investing is that it closely matches the performance of market indices. Passive investing requires little decision-making by investment managers and low operating costs which result in lower fees for the investor. A continued shift to passive investing, resulting in an increased outflow to passively managed index funds, could reduce demand for the services of active investment managers and consequently, the demand of our clients for our products and services.
A decline in equity and/or fixed income returns may impact the buying power of investment management clients
The majority of our ASV is derived from our investment management clients, and the profitability and management fees of many of these clients are tied to assets under management. An equity market decline not only depresses the value of assets under management but also could cause a significant increase in redemption requests from our clients’ customers, further reducing their assets under management. Reduced client profits and management fees may cause our clients to cut costs. Moreover, extended declines in the equity and fixed income markets may reduce new fund or client creation. Each of these developments may result in lower demand from investment managers for our products and services, which could negatively affect our business.
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
Volatility or downturns in the financial markets may delay the spending pattern of clients and reduce future ASV growth
The decision on the part of large institutional clients to purchase our products and services often requires management-level sponsorship and typically depends upon the size of the client, with larger clients having more complex and time-consuming purchasing processes. The process is also influenced by market volatility and market downturns. These characteristics often lead us to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties or downturns in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. Market volatility or market downturns may curtail our client's spending and lead them to delay or defer purchasing decisions or product service implementations, or cause them to cancel or reduce their spending with us, which could negatively impact our revenues and future growth.
Failure to develop and market new products and enhancements that maintain our technological and competitive position and failure to anticipate and respond to changes in the marketplace for our products and customer demands
The market for our products is characterized by rapid technological change, including developing technologies such as AI, methods and speed of delivery, changes in client demands, development of new investment instruments and evolving industry standards. The direction of these trends can render our existing products less competitive, obsolete or unmarketable. As a result, our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our target markets and to respond to their changing standards and practices. We may not be successful in developing, introducing, marketing, licensing and implementing new products and enhancements on a timely and cost-effective basis or without impacting the stability and efficiency of existing products and customer systems. Further, any new products and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. We must make long-term investments and commit significant resources, for example, to developing and utilizing AI technology, before knowing whether these investments will eventually result in products and services that satisfy our clients' needs and generate revenues required to provide the desired results. Our failure or inability to anticipate and respond to changes in the marketplace, including competitor and supplier developments, may also adversely affect our business, operations and growth.
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
We have provisions in our client contracts to limit our exposure to potential liability claims brought by clients based on the use of our products or services or our delay or failure to provide products and services. Contracts with customers also increasingly include service level requirements and audit rights to review our security. Many of our customers in the financial services sector are also subject to regulations and requirements to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships, and provide rigorous oversight of relationships that involve certain "critical activities," some of which may be deemed to be provided by us. Any failure on our part to comply with the specific provisions in customer contracts could result in the imposition of various penalties, which may include termination of contracts, service credits, suspension of payments, contractual penalties, adverse monetary judgments, and, in the case of government contracts, suspension from future government contracting. Even if the outcome of any claims brought against us were ultimately favorable, such a claim would require the time and attention of our management, personnel, as well as financial and other resources and potentially pose a significant disruption to our normal business operations.
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
Failure to maintain reputation
We enjoy a positive reputation in the marketplace. Our ability to attract and retain clients and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity, including without limitation market perception of our sustainability and corporate responsibility policies and practices, could affect our ability to attract and retain clients and employees and our ability to maintain our pricing for our products and services. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.
Operational Risks
Operations outside the United States involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2024, approximately 39% of our revenues related to operations located outside the U.S. In addition, approximately 81% of our employees are located in offices outside the U.S. We expect our growth to continue outside the U.S. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and restraints and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflicts between Ukraine and Russia and in the Middle East expand in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Failure to enter into, renew or comply with contracts supplying new and existing data sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which clients access to perform their analyses. We combine the data from these sources into our own dedicated databases. Clients have access to the data and content found within our databases. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our data suppliers, including those that are also competitors. However, we cannot control the actions and policies of our data suppliers and we may have data suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party data supplier agreements, there can be no assurances that third parties may not challenge our use of their content, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain data sets that we rely on have a limited number of suppliers, although we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for fiscal 2024. Our failure to be able to maintain our supplier relationships, or the failure of our suppliers to deliver accurate data or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products and services available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and services
Each year, an increasing amount of free or relatively inexpensive information becomes available, particularly through the internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products and services. While we believe our offerings are distinguished by such factors as customization, timeliness, accuracy, ease-of-use, completeness and other value-added factors, if users choose to obtain the information they need from public or other sources, our business, results of operations, and cash flows could be adversely affected.
Inability to hire and retain key qualified personnel
Our business is based on successfully attracting, motivating and retaining talented and diverse employees. Creating a diverse and inclusive environment that promotes empowerment and engagement is key to our ability to attract, retain, and develop talent. Competition for talent, especially engineering personnel, is strong. We need technical resources such as engineers to help develop new products and services and enhance existing products and services. We rely upon sales personnel to sell our products and services and maintain healthy business relationships. Our future success also is dependent on the continued service and performance of the members of our senior leadership team. All of these personnel possess business and technical capabilities that are difficult to replace. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be negatively affected and could have a material, adverse effect on our business.
Pandemics and other global public health epidemics may adversely impact our business, our future results of operations and our overall financial performance
Our business could be materially and adversely affected by the risk, or the public perception of risk, related to a pandemic or widespread health crisis, such as the COVID-19 pandemic. A significant outbreak, epidemic or pandemic of contagious diseases in the human population could result in a widespread health crisis adversely affecting the broader economies, financial markets and overall demand for our products and services. In addition, any preventative or protective actions that governments implement or that we take in respect of a global health crisis, such as travel restrictions, quarantines or site closures, may interfere with the ability of our employees, vendors, and data suppliers to perform their respective responsibilities and obligations relative to the conduct of our business, including our ability to gather content. Such results could have a material adverse effect on our operations, business, financial condition, results of operations, or cash flows.
Legal and Regulatory Risks
Legislative and regulatory changes in the environments in which we and our clients operate
As a business, we are subject to numerous laws and regulations in the U.S. and in the other countries in which we operate. These laws, rules, and regulations, and their interpretations, may conflict or change in the future, and compliance with these changes may increase our costs or cause us to make changes in or otherwise limit our business practices. In addition, the global nature and scope of our business operations make it more difficult to monitor areas that may be subject to regulatory and compliance risk. If we fail to comply with any applicable law, rule, or regulation, we could be subject to claims and fines and suffer reputational damage. Uncertainty caused by political change globally and complex relationships across countries heightens the risk of regulatory uncertainty.
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
Some recent legislative and regulatory changes that we believe might materially impact us and our clients include: (a) in the European Union ("EU") and the United Kingdom ("UK"), the Markets in Financial Instruments Directive (recast) ("MiFID II"), which became effective in January 2018, may adversely affect demand for our products and services; (b) in the UK, the uncertainty surrounding the UK and EU regulatory frameworks following the UK's departure from the EU in January 2020 ("Brexit"), including the Financial Services and Markets Bill, may negatively impact our revenues or growth; and (c) evolving laws, rules and regulations in a variety of jurisdictions around such areas as climate, data privacy, cybersecurity, AI and data protection.
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
For example, as discussed in greater detail in Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K , during fiscal 2024, we took a charge of approximately

$54 million related to a sales tax dispute with the Commonwealth of Massachusetts, bringing our total charge with respect to that matter to $64 million. While we do not anticipate taking additional material charges with respect to this matter, and we believe that the assumptions and estimates used to determine the charge are reasonable, future developments could result in further adjustments being made to this amount.
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
Our costs and the demand for our products and services may be impacted by domestic and international factors that are beyond our control. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations and trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, or other geopolitical events, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, could result in an increase in our costs and/or a reduction in demand for our products and services, which could have an adverse effect on our results of operations and financial condition.
Risks Relating to Our Debt
Our indebtedness may impair our financial condition and prevent us from fulfilling our obligations under the Senior Notes and our other debt instruments
As of August 31, 2024, our total outstanding principal amount of debt was $1.4 billion, none of which is secured. This includes our obligations under the Senior Notes and the 2022 Credit Facilities. In addition, under the 2022 Revolving Facility, we have $250.0 million of unused commitments and an option to increase the size of the facility by an additional $750.0 million. Refer to Part II, Item 8. Note 12, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for definitions of these terms and more information on our debt.
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

To mitigate this exposure, on March 1, 2022, we entered into an interest rate swap agreement to hedge the variable interest rate obligation on a portion of our outstanding balance under the 2022 Credit Facilities. The 2022 Swap Agreement matured on February 28, 2024, and on March 1, 2024, we entered into the 2024 Swap Agreement to hedge a portion of our outstanding floating SOFR debt. However, as the interest rate swap agreement covers only a portion of our outstanding balance under the 2022 Credit Facilities, a substantial portion of our outstanding balance under the 2022 Credit Facilities continues to be exposed to interest rate volatility. An increase in the applicable rates would increase our interest payment obligations under the 2022 Credit Facilities and could have a negative effect on our cash flow and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
FactSet recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, violation of data privacy or cybersecurity laws, legal and regulatory risks, and reputational risks.
We maintain an information security program with a dedicated internal team that is tasked with leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our information security team is responsible for identifying, assessing, managing, and responding to cybersecurity risks, threats and incidents relating to the protection of our information assets, systems, and operations. The information security team also oversees the detection, prevention, mitigation, and remediation of all cybersecurity incidents.
Our information security program is managed by a dedicated Chief Information Security Officer ("CISO") who reports to our Chief Technology Officer, a member of our Executive Leadership Team ("ELT"). Our current acting CISO has a graduate degree in computer engineering and has worked in cybersecurity for over a decade. The information security team is comprised of approximately 60 employees, with dedicated teams assigned to governance, risk and compliance, identity and access management, strategy and architecture, and analytics and automation. The team operates from FactSet locations around the world, including offices in the U.S., India, the Philippines, and Europe.
FactSet's information security and governance framework is guided by International Organization for Standardization ("ISO") 27002 and System and Organization Control ("SOC") 2 Trust Service Criteria. We also have implemented the National Institute of Standards and Technology ("NIST") Cybersecurity Framework.
Cybersecurity risk management is integrated into our broader Enterprise Risk Management ("ERM") framework. FactSet's ERM program is designed to identify, prioritize, and assess the most significant risks that could impact our ability to achieve our strategic business objectives. ERM activities include conducting enterprise risk assessments to better understand risk exposures, emerging risks, and steps that management has taken to monitor and control such exposures. Our information security leadership team, in concert with our ERM team, reviews our oversight of cybersecurity risks at least annually through our enterprise risk assessment process.
FactSet's information security program is grounded in a risk-based approach. Our information security team undertakes various activities to assess, identify, and manage risks from cybersecurity threats, including managing security controls, conducting penetration testing, leading training and tabletop exercises, and conducting internal and external vulnerability assessments. Findings from our internal and external vulnerability assessments are classified using a combination of scores and internal business metrics. Findings are remediated commensurate with the respective risk rating. FactSet's IT Risk Management Policy includes severity-based escalation requirements designed to ensure proper management-level visibility and evaluation of risk issues, regardless of the source of that risk.
We have processes to identify and mitigate cybersecurity risks stemming from our relationships with third parties, including protocols to assess vendors' cybersecurity programs before we engage them and to monitor vendors, once engaged, for ongoing compliance with our cybersecurity standards.
We also have an incident response plan that provides procedures for how we can detect, respond to, and recover from potential cybersecurity incidents, which include processes designed to triage, assess severity, escalate, contain, investigate, and remediate any incident, as well as to comply with any applicable legal obligations and mitigate potential brand and reputational damage.

Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management, including the ELT and the FactSet Board of Directors (the "Board"). We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
The cybersecurity threat landscape is dynamic and volatile and requires significant investment. To date, risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition. As discussed more fully under Item 1A, Risk Factors in this Annual Report on Form 10-K, although our processes are designed to help identify, detect, prevent, respond to, and mitigate cybersecurity risks, cybersecurity threats are rapidly evolving and we may not be able to anticipate, prevent, or detect all such attacks and there is no guarantee that a future cybersecurity incident could not materially affect our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Cybersecurity is an important part of our Board's risk management focus. Regular reporting on the results and status of our ERM function, as well as our information security program, is provided to our senior management, including the ELT and the Board.
The Board is responsible for overseeing our risk management governance, and our Board, together with its committees, engages with our management team in monitoring Company risks, including cybersecurity and data protection risks. The Audit Committee is responsible for risk oversight, including risks related to cybersecurity threats, and periodically reviews our information security programs, including our cybersecurity efforts.
Our CISO regularly updates the Audit Committee on our information security program, providing an overview of risks and trends and addressing topics including our incident response plan, cybersecurity threat developments, and the steps we are taking to respond to these matters.

ITEM 2. PROPERTIES
As of August 31, 2024, we have 35 offices worldwide, including our corporate headquarters located at 45 Glover Avenue, Norwalk, Connecticut where we occupy 91,718 square feet of office space. These offices include our data content collection offices located in India, the Philippines and Latvia. We also have two data centers that support our technological infrastructure located in U.S.
Refer to the table set forth below for the listing of our leased office space by geographic location. We believe the amount of leased space as of August 31, 2024 is adequate for our current business needs. We regularly review our real estate footprint to best support our operations and should our real estate needs increase, we believe additional space will be available.

Segment	Location
Americas	Austin, Texas
Boston, Massachusetts
Charlotte, North Carolina
Chicago, Illinois
Lakewood, Colorado
Los Angeles, California
New York, New York
Norwalk, Connecticut
Piscataway, New Jersey
Reston, Virginia
San Francisco, California
Sao Paulo, Brazil
Toronto, Canada
Youngstown, Ohio
EMEA	Amsterdam, the Netherlands
Dubai, United Arab Emirates
Dublin, Ireland
Frankfurt, Germany
Gothenburg, Sweden
London, England
Luxembourg, Luxembourg
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Stockholm, Sweden
Asia Pacific	Chennai, India
Hong Kong SAR, China
Hyderabad, India
Manila, the Philippines
Melbourne, Australia
Mumbai, India
Shanghai, China
Singapore
Sydney, Australia
Tokyo, Japan

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. Based on currently available information, our management does not believe that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, is likely to have a material adverse effect on our consolidated financial position, annual results of operations and cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Refer to Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information on contingent matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE and NASDAQ under the symbol "FDS".
Holders of Record – As of October 21, 2024, we had approximately 2,158 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends - We paid four quarterly dividends during fiscal 2024. In the third quarter of fiscal 2024, we increased our quarterly cash dividend from $0.98 to $1.04 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Refer to Part II, Item 8. Note 14, Stockholders' Equity, in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on our dividends.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2024.
Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of the share repurchase activity during the three months ended August 31, 2024:

(in thousands, except share and per share data)
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
June 2024	48,364	$408.07	47,150	$108,842
July 2024	51,800	$419.37	51,800	$87,119
August 2024	55,849	$408.74	54,700	$64,765
	156,013		153,650
(1)Includes 153,650 shares repurchased under the stock repurchase program, as well as 2,363 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)We had $64.8 million that remained authorized under our share repurchase program as of August 31, 2024, all of which expired upon the conclusion of fiscal 2024 and were not available for share repurchases after that date. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases, which will be available during fiscal 2025. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Trading Arrangements
On August 11, 2023, we entered into an agreement to adopt a trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1 of the Securities Exchange Act of 1934 ("Rule 10b5-1"). The arrangement provides for the repurchase of up to $250 million of our common stock during the period from September 1, 2023 through August 31, 2024 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock.
On September 26, 2024, we entered into an agreement to adopt a trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1. The arrangement provides for the repurchase of up to $250 million of our common stock during the period from September 27, 2024 through August 28, 2025 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the S&P 500 Index, the Dow Jones U.S. Financial Services Index and the S&P 500 Financial Exchange and Data Index on August 31, 2019.
The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2024. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2019	2020	2021	2022	2023	2024
FactSet Research Systems Inc.	$100	$129	$140	$159	$160	$155
S&P 500 Index	$100	$120	$155	$135	$154	$193
Dow Jones U.S. Financial Services Index	$100	$97	$144	$118	$122	$162
S&P 500 Financial Exchanges and Data Index	$100	$116	$145	$119	$132	$166
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. For a similar detailed discussion comparing fiscal 2023 and 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that aims to supercharge financial intelligence.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2024, we had more than 8,200 clients comprised of over 216,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. During fiscal 2024, we revised our internal organization within each segment to offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.
Refer to Part I, Item 1. Business - Business Overview and Business Strategy and Part II, Item 8. Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Fiscal 2024 in Review
Revenues for fiscal 2024 were $2,203.1 million, an increase of 5.6% from the comparable prior year. The growth in revenues was reflective of organic revenues growth of 5.7% during fiscal 2024, compared with the prior year. Revenues increased in all our segments, primarily in the Americas. Revenues increased due to higher demand and price increases primarily from workstations, data solutions and middle office solutions. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Annual Report on Form 10-K for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of August 31, 2024, organic annual subscription value ("Organic ASV") plus Professional Services totaled $2,272.8 million, an increase of 4.8% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. Organic ASV growth was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS subscriptions, middle office solutions and data solutions. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Annual Report on Form 10-K for the definitions of Organic ASV and Organic ASV plus Professional Services.
Operating margin increased to 31.8% for fiscal 2024, compared with 30.2% for fiscal 2023. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenues, a decrease in employee compensation costs and lower asset impairment charges, partially offset by charges related to a Massachusetts sales tax dispute ("Sales Tax Dispute") and an increase in amortization of intangible assets. Refer to Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the Sales Tax Dispute.
Net income for fiscal 2024 was $537.1 million, an increase of 14.7% from the prior year. Diluted earnings per common share ("Diluted EPS") for fiscal 2024 was $13.91, an increase of 15.5% compared with the prior year. The increase in Net income and Diluted EPS was primarily driven by higher operating income. Diluted EPS further increased as a result of lower diluted weighted average common shares outstanding compared with the prior year.
We returned $385.9 million to our stockholders in the form of share repurchases and dividends during fiscal 2024.
As of August 31, 2024, our client and user count was 8,217 and 216,381, respectively. Our employee headcount was 12,398 as of August 31, 2024, up 1.3% compared to the prior year. This increase was driven by net headcount growth in Asia Pacific of 3.7%, while the Americas and EMEA experienced a net headcount decrease of 4.8% and 2.0%, respectively.
CUSIP Global Services Acquisition
On March 1, 2022, we completed our acquisition of CGS for a cash price of $1.932 billion, inclusive of working capital adjustments. We acquired CGS to expand our critical role in the global capital markets. Revenues from CGS are recognized based on geographic business activities in accordance with how our segments are currently aligned.
The purchase price for the CGS acquisition was financed from the net proceeds of the issuance of the Senior Notes and borrowings under the 2022 Credit Facilities. Refer to Part II, Item 8. Note 6, Acquisitions and Note 12, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on these defined terms as well as our acquisition of CGS, the Senior Notes and the 2022 Credit Facilities, respectively.

Annual Subscription Value ("ASV")
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy.

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
Organic ASV plus Professional Services
The following table presents the calculation of Organic ASV plus Professional Services as of August 31, 2024. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of August 31, 2024
As reported ASV plus Professional Services(1)	$2,276.0
Currency impact(2)	(3.2)
Organic ASV plus Professional Services	$2,272.8
Organic ASV plus Professional Services annual growth rate	4.8%
(1) Includes $18.3 million in Professional Services as of August 31, 2024.
(2) The impact from foreign currency movements.
As of August 31, 2024, Organic ASV plus Professional Services was $2,272.8 million, an increase of 4.8% compared with August 31, 2023. Organic ASV increased in all our segments, with the majority of the increase related to the Americas. This increase in Organic ASV was primarily driven by higher sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. These higher sales and price increases were primarily attributable to workstations and, to a lesser extent, CGS subscriptions, middle office solutions and data solutions.
Segment ASV
As of August 31, 2024, ASV from the Americas represented 65% of total ASV and was $1,456.8 million, an increase from $1,376.9 million as of August 31, 2023. Americas Organic ASV was $1,456.8 million as of August 31, 2024, a 6.1% increase from the prior year. The Organic ASV increase in the Americas was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS subscriptions.
As of August 31, 2024, ASV from EMEA represented 25% of total ASV and was $570.3 million, an increase from $559.6 million as of August 31, 2023. EMEA Organic ASV was $569.3 million as of August 31, 2024, a 1.8% increase from the prior year. The EMEA Organic ASV increase was driven by higher demand and price increases mainly from middle office solutions and data solutions.
As of August 31, 2024, ASV from Asia Pacific represented 10% of total ASV and was $230.6 million, an increase from $215.4 million as of August 31, 2023. Asia Pacific Organic ASV was $228.4 million as of August 31, 2024, a 7.1% increase from the prior year. The Asia Pacific Organic ASV increase was driven by higher demand and price increases primarily from data solutions, workstations and middle office solutions.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of August 31, 2024 were 4.9% and 3.8%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remainder of our

Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of August 31,
	2024	2023	% Change
Clients(1)	8,217	7,921	3.7%
Users	216,381	189,972	13.9%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count was 8,217 as of August 31, 2024, a net increase of 3.7% or 296 clients in the last twelve months, mainly due to an increase in corporate clients and wealth management clients.
As of August 31, 2024, there were 216,381 professionals using FactSet, representing a net increase of 13.9% or 26,409 users in the last twelve months, primarily driven by an increase in wealth users.
Annual ASV retention was greater than 95% of ASV for the year ended August 31, 2024 and August 31, 2023. When expressed as a percentage of clients, annual retention was approximately 90% for the year ended August 31, 2024, compared with approximately 91% for the year ended August 31, 2023.
Employee Headcount
As of August 31, 2024, our net employee headcount increased by 1.3% to 12,398, compared with 12,237 employees as of August 31, 2023. This net headcount growth was primarily due to our continued investment in our centers of excellence ("COEs"), primarily located in India and the Philippines, which accounted for approximately 69% of our employees.
As of August 31, 2024, compared to August 31, 2023, our net headcount growth in Asia Pacific was 3.7%, while the Americas and EMEA experienced a net headcount decrease of 4.8% and 2.0%, respectively. As of August 31, 2024, we had 8,632 employees located in Asia Pacific, 2,367 in the Americas and 1,399 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2024 and 2023, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part II, Item 8. in this Annual Report on Form 10-K.
The following table summarizes the results of operations for the years presented:

	Years ended August 31,
(in thousands, except per share data)	2024	2023	% Change
Revenues	$2,203,056	$2,085,508	5.6%
Cost of services	1,011,945	973,225	4.0%
Selling, general and administrative	485,135	457,130	6.1%
Asset impairments	4,677	25,946	(82.0)%
Operating income	$701,299	$629,207	11.5%

Net income	$537,126	$468,173	14.7%
Diluted weighted average common shares	38,618	38,898
Diluted EPS	$13.91	$12.04	15.5%

Revenues
Revenues in fiscal 2024 were $2,203.1 million, an increase of 5.6%. This growth in revenues was primarily reflective of organic revenues growth of 5.7%, with organic revenues increasing to $2,203.7 million for fiscal 2024.
Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was mainly due to increased sales to existing clients and, to a lesser extent, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. Revenues increased due to higher demand and price increases primarily from workstations, data solutions and middle office solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	% Change
Americas	$1,419,901	$1,335,484	6.3%
% of revenues	64.4%	64.0%
EMEA	$563,128	$539,843	4.3%
% of revenues	25.6%	25.9%
Asia Pacific	$220,027	$210,181	4.7%
% of revenues	10.0%	10.1%
Consolidated	$2,203,056	$2,085,508	5.6%
Americas
Revenues from the Americas increased 6.3% to $1,419.9 million in fiscal 2024, compared with $1,335.5 million in fiscal 2023. This growth in revenues was reflective of organic revenues growth of 6.3%. The increase in revenues was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS subscriptions.
EMEA
Revenues from EMEA increased 4.3% to $563.2 million in fiscal 2024, compared with $539.8 million in fiscal 2023. This growth in revenues of 4.3% was reflective of a 4.1% increase in organic revenues and a net increase of 0.2% due to foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand and price increases primarily from data solutions and middle office solutions.
Asia Pacific
Revenues from Asia Pacific increased 4.7% to $220.0 million in fiscal 2024, compared with $210.2 million in fiscal 2023. This growth in revenues of 4.7% was reflective of a 5.7% increase in organic revenues, partially offset by a net decrease of 1.0% due to foreign currency exchange rate fluctuations. The increase in revenues was driven by higher demand and price increases primarily from workstations, data solutions and middle office solutions.
Operating Expenses
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of intangible assets, royalty fees, telecommunication costs and computer depreciation.
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
Asset impairments consist primarily of expenses recognized when the carrying value of an asset exceeds its fair value.
The following table summarizes the components of our total operating expenses and operating margin:

(dollar amounts in thousands)	Years ended August 31,
	2024	2023	% Change
Cost of services	$1,011,945	$973,225	4.0%
SG&A	485,135	457,130	6.1%
Asset impairments	4,677	25,946	(82.0)%
Total operating expenses	$1,501,757	$1,456,301	3.1%

Operating income	$701,299	$629,207	11.5%
Operating margin	31.8%	30.2%	5.5%
Cost of Services
Cost of services increased 4.0% to $1,011.9 million in fiscal 2024, compared with $973.2 million in fiscal 2023, primarily due to an increase in amortization of intangible assets and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 45.9% for fiscal 2024, a decrease of 70 basis points compared with fiscal 2023. This decrease was primarily driven by a decrease in employee compensation costs, partially offset by higher amortization of intangible assets and computer-related expenses.
•Employee compensation costs decreased 180 basis points primarily due to a decrease in restructuring charges and variable compensation costs, partially offset by an increase in annual base salaries, net of capitalization of certain compensation costs. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in Cost of services of 166, primarily located in our COEs, partially offset by higher capitalization of compensation costs related to the development of our internal-use software.
•Amortization of intangible assets increased 60 basis points mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
•Computer-related expenses increased 30 basis points primarily due to higher spend related to licensed software arrangements and cloud-based hosting services.
Selling, General and Administrative
SG&A expenses increased 6.1% to $485.1 million during fiscal 2024, compared with $457.1 million in fiscal 2023, primarily due to charges related to the Sales Tax Dispute, partially offset by a decrease in employee compensation costs.
SG&A expenses, when expressed as a percentage of revenues, were 22.0% for fiscal 2024, an increase of 10 basis points compared with fiscal 2023. This increase was primarily due to charges related to the Sales Tax Dispute, partially offset by a decrease in employee compensation costs.
•The charges related to the Sales Tax Dispute increased SG&A by 220 basis points. Refer to Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the Sales Tax Dispute.
•Employee compensation costs decreased 170 basis points primarily due to a decrease in variable compensation costs and restructuring charges.
Asset Impairments
Asset impairments were $4.7 million during fiscal 2024, compared with $25.9 million during fiscal 2023. The asset impairments were the result of a $3.4 million and $18.0 million charge during fiscal 2024 and 2023, respectively, related to our lease right-of-use ("ROU") assets and property, equipment and leasehold improvements ("PPE") associated with vacating certain leased office space to rightsize our real estate footprint.
As there were no expected future cash flows from the lease ROU assets for locations we will not sublease, nor for PPE linked to the vacated leased office space, we concluded that these assets hold no remaining fair value and were fully impaired. For those locations we anticipated subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income.
The remaining asset impairments for fiscal 2024 and 2023 were $1.3 million related to Developed technology and $7.9 million related to Developed technology and Trade names, respectively.
Operating Income and Operating Margin
Operating income increased 11.5% to $701.3 million in fiscal 2024, compared with $629.2 million in fiscal 2023. This increase was primarily due to growth in revenues, lower employee compensation costs and a decrease in asset impairment charges, partially offset by charges related to the Sales Tax Dispute. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.1 million during fiscal 2024 compared with fiscal 2023.
Operating margin increased to 31.8% in fiscal 2024, compared with 30.2% in the prior year. This increase was primarily due to growth in revenues and, when expressed as a percentage of revenue, a decrease in employee compensation costs and lower asset impairment charges, partially offset by charges related to the Sales Tax Dispute and an increase in amortization of intangible assets.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Part II, Item 8. Note 18, Segment Information in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	% Change
Americas	$261,790	$239,438	9.3%
EMEA	282,963	243,028	16.4%
Asia Pacific	156,546	146,741	6.7%
Total Operating Income	$701,299	$629,207	11.5%
Americas
Americas operating income increased 9.3% to $261.8 million during fiscal 2024, compared with $239.4 million from the prior year. This increase was primarily due to growth in revenues of 6.3% and lower employee compensation costs, partially offset by charges related to the Sales Tax Dispute.

•Employee compensation costs decreased primarily due to lower variable compensation and a decrease in annual base salaries mainly driven by higher capitalization of compensation costs related to the development of our internal-use software.
•The charge related to the Sales Tax Dispute is discussed in Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

EMEA
EMEA operating income increased 16.4% to $283.0 million during fiscal 2024, compared with $243.0 million from the prior year. This increase was primarily due to growth in revenues of 4.3%, a decrease in asset impairment charges and lower employee compensation costs, partially offset by higher data costs.

•Asset impairment charges decreased primarily due to lower lease ROU asset and PPE impairment charges associated with vacating certain leased office space during fiscal 2024, compared with fiscal 2023.
•Employee compensation costs decreased primarily due to lower restructuring charges, partially offset by an increase in annual base salaries. The increase in annual base salaries was mainly driven by annual merit increases, partially offset by a net headcount decrease of 29 employees.

•Data costs increased as the prior year included the release of certain accruals related to the successful resolution of exchange audits that reduced the prior year data costs.
Asia Pacific
Asia Pacific operating income increased 6.7% to $156.5 million during fiscal 2024, compared with $146.8 million from the prior year. This increase was mainly due to growth in revenues of 4.7% and a reduction in certain operating expenses, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 310 employees.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	% Change
Income before income taxes	$651,503	$583,954	11.6%
Provision for income taxes	$114,377	$115,781	(1.2)%
Effective tax rate	17.6%	19.8%	(11.5)%
We are subject to taxation in the United States ("U.S.") and various foreign jurisdictions in which we conduct our business. Our effective tax rate is based on recurring factors and non-recurring events, including the taxation of foreign income. Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as other non-recurring events.
Our effective tax rate was lower than the applicable U.S. corporate income tax rate for fiscal 2024 driven mainly by the utilization of foreign tax credits, research and development ("R&D") tax credits, a tax benefit from the exercise of stock options and a foreign derived intangible income ("FDII") deduction, partially offset by our net state taxes.
Our effective tax rate was lower than the applicable U.S. corporate income tax rate for fiscal 2023 driven mainly by R&D tax credits, a tax benefit from the exercise of stock options and a FDII deduction, partially offset by a one-time out-of-period adjustment related to a review and analysis of certain tax positions, as well as our net state taxes.
Our effective tax rate for fiscal 2024 was 17.6% compared with 19.8% for fiscal 2023. This decrease was primarily due to the increased utilization of foreign tax credits and a prior year out-of-period adjustment related to a review and analysis of certain tax positions. The adjustment related to the accounting of tax balance sheet accounts. All local, federal and foreign taxes payable were paid in a timely manner, subject to normal audits of open years. The decrease in the effective tax rate was partially offset by higher pretax income, which reduced the effective tax rate impact of certain tax benefits.
Net Income and Diluted EPS

	Years ended August 31,
(in thousands, except per share data)	2024	2023	% Change
Net income	$537,126	$468,173	14.7%
Diluted weighted average common shares	38,618	38,898	(0.7)%
Diluted EPS	$13.91	$12.04	15.5%
The increase in Net income and Diluted EPS for fiscal 2024, compared with fiscal 2023, was primarily driven by higher operating income. Diluted EPS further increased as a result of lower diluted weighted average common shares outstanding.
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
Organic revenues exclude the current year impact of revenues from acquisitions and dispositions completed within the past twelve months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	% Change
Revenues	$2,203,056	$2,085,508	5.6%
Acquisition revenues	(414)	—
Currency impact	1,094	—
Organic revenues	$2,203,736	$2,085,508	5.7%
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

	Years ended August 31,
(in thousands, except per share data)	2024	2023	% Change
Operating income	$701,299	$629,207	11.5%
Intangible asset amortization	67,383	71,503
Sales Tax Dispute	54,048	6,239
Restructuring / severance	5,596	19,879
Asset impairment(1)	3,443	20,327
Business acquisition / integration costs (2)	884	7,033
Adjusted operating income	$832,653	$754,188	10.4%
Operating margin	31.8%	30.2%
Adjusted operating margin(3)	37.8%	36.2%
Net income	$537,126	$468,173	14.7%
Intangible asset amortization	49,529	59,422
Sales Tax Dispute	39,727	5,185
Restructuring / severance	4,113	16,520
Asset impairment(1)	2,531	16,893
Business acquisition / integration costs(2)	650	5,845
Income tax items	1,397	(2,316)
Adjusted net income(4)	$635,073	$569,722	11.5%
Net income	$537,126	$468,173	14.7%
Interest expense	65,778	66,319
Income taxes	114,377	115,781
Depreciation and amortization expense	125,187	105,384
EBITDA	$842,468	$755,657	11.5%
Non-recurring non-cash expenses(5)	5,070	20,963
Adjusted EBITDA	$847,538	$776,620	9.1%
Diluted EPS	$13.91	$12.04	15.5%
Intangible asset amortization	1.27	1.53
Sales Tax Dispute	1.03	0.13
Restructuring / severance	0.11	0.43
Asset impairment(1)	0.07	0.43
Business acquisition / integration costs(2)	0.02	0.15
Income tax items	0.04	(0.06)
Adjusted Diluted EPS(4)	$16.45	$14.65	12.3%
Weighted average common shares (Diluted)	38,618	38,898
(1)The asset impairment primarily relates to impairment charges of lease ROU assets and PPE associated with rightsizing our real estate footprint.
(2)Fiscal 2024 related to certain business acquisition costs and fiscal 2023 related to integration costs from the CGS acquisition.
(3)Adjusted operating margin is calculated as adjusted operating income divided by Revenues.
(4)For purposes of calculating adjusted net income and adjusted Diluted EPS, all adjustments were taxed at an adjusted tax rate of 26.5% and 16.9% for fiscal 2024 and fiscal 2023, respectively.
(5)Primarily related to asset impairments.
Liquidity and Capital Resources
As of August 31, 2024, Cash and cash equivalents were $423.0 million, compared with $425.4 million as of August 31, 2023. Our cash and cash equivalents are held in numerous locations throughout the world, with $160.2 million in the Americas, $157.6 million in EMEA (predominantly in the UK) and the remaining $105.2 million in Asia Pacific (predominantly in the Philippines and India) as of August 31, 2024.

As of August 31, 2024, we have $306.6 million of undistributed foreign earnings of which $87.7 million are permanently reinvested. It is not practicable to determine the deferred tax liability that would be payable if these permanently reinvested earnings were repatriated to the U.S. As of August 31, 2024, we have recorded a deferred tax liability of $3.6 million, which represents the future tax consequences that are expected upon the ultimate repatriation of earnings that are not permanently reinvested.
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of our remaining available cash flows have been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund various activities, including our capital expenditures, acquisitions, investments, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next twelve months and the foreseeable future. We are exposed to credit risk for our cash and cash equivalents held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits; however, we do not believe our concentration of cash and cash equivalents presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
Sources of Liquidity
Debt and Swap Agreements
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the "2022 Revolving Facility" and, together with the 2022 Term Facility, the "2022 Credit Facilities"). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments of up to $750.0 million under the 2022 Revolving Facility from lenders or other financial institutions.
We used these borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay prior outstanding borrowings and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During fiscal 2024, we repaid $250.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $200.0 million. Since loan inception on March 1, 2022, we have repaid $875.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $762.5 million. As of August 31, 2024, we had short-term liquidity requirements of $125.0 million related to the outstanding balance of the 2022 Term Facility which becomes due March 1, 2025.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through August 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through August 31, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of August 31, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of August 31, 2024.
Refer to Part II, Item 8. Note 12, Debt, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the 2022 Credit Agreement.
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. Refer to Part II, Item 8. Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information on the 2024 Swap Agreement.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024. Refer to Part II, Item 8. Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for more information on the 2022 Swap Agreement.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $385.9 million and $315.3 million to our stockholders in the form of share repurchases and dividends during fiscal 2024 and 2023, respectively.
Dividends
During fiscal 2024 and 2023, we paid dividends of $150.7 million and $138.6 million, respectively. In the third quarter of fiscal 2024, our Board of Directors approved a 6% increase in the regular quarterly dividend from $0.98 to $1.04 per share. Fiscal 2024 marked the 25th consecutive fiscal year we have increased dividends on a stock split-adjusted basis, highlighting our continued commitment to returning value to our stockholders. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Share Repurchase Program
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. We suspended our share repurchase program beginning in the second quarter of fiscal 2022, with the exception of potential minor repurchases to offset dilution from grants of equity awards or repurchases to satisfy withholding tax obligations due upon the vesting of stock-based awards, to prioritize the repayment of debt under the 2022 Credit Facilities. We resumed our share repurchase program in the third quarter of fiscal 2023. During fiscal 2024 and 2023, we repurchased 537,800 shares for $235.2 million and 430,350 shares for $176.7 million, respectively.

There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. We had $64.8 million that remained authorized under our share repurchase program as of August 31, 2024, all of which expired upon the conclusion of fiscal 2024 and was not available for share repurchases after that date.
On September 17, 2024, our Board of Directors approved a new share repurchase authorization of up to $300 million in aggregate, which will be available during fiscal 2025. Refer to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Capital Expenditures
For the year ended August 31, 2024, capital expenditures increased by 41% to $85.7 million, compared with $60.8 million in fiscal 2023. This increase was primarily due to higher expenditures related to the development of capitalized internal-use software.
Acquisitions
Our acquisitions with the most significant cash flows from fiscal 2022 through fiscal 2024 included CGS and Cobalt Software, Inc. ("Cobalt"). Refer to Part II, Item 8. Note 6, Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the CGS and Cobalt acquisitions and Note 19, Subsequent Events, for information on our proposed acquisition of Platform Group Limited ("Irwin").
CUSIP Global Services
On March 1, 2022, we completed the acquisition of CGS for a cash purchase price of $1.932 billion, inclusive of working capital adjustments. CGS manages a database of 60 different data elements uniquely identifying more than 50 million global financial instruments. It is the foundation for security master files relied on by critical front, middle and back-office functions. CGS, operating on behalf of the ABA, is the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally and also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the United States and as a substitute number agency for more than 30 other countries. We acquired CGS to expand our critical role in the global capital markets.
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
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024 and 2023, we had total purchase obligations with suppliers and vendors of $382.6 million and $362.2 million, respectively. Our total purchase obligations as of August 31, 2024 and 2023 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Part II, Item 8. Note 11, Leases and Note 12, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding lease commitments and outstanding debt obligations, respectively.

Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the fiscal years presented:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$700,338	$645,573	$54,765
Net cash provided by (used in) investing activities	(144,317)	(95,393)	(48,924)
Net cash provided by (used in) financing activities	(560,850)	(632,024)	71,174
Effect of exchange rate changes on cash and cash equivalents	2,364	4,015	(1,651)
Net increase (decrease) in cash and cash equivalents	$(2,465)	$(77,829)	$75,364
Operating
For fiscal 2024, net cash provided by operating activities was $700.3 million, which included net income of $537.1 million, non-cash charges of $191.7 million and a net cash outflow of $28.5 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and, to a lesser extent, stock-based compensation expense. The change in our working capital was primarily driven by cash outflows related to lease payments and prepaid expenses, partially offset by the timing of payments to vendors.
For fiscal 2023, net cash provided by operating activities was $645.6 million, which included net income of $468.2 million, non-cash charges of $194.6 million and a net cash outflow of $17.2 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization, stock-based compensation expense and amortization of lease ROU assets, partially offset by deferred income taxes. The net cash outflow in working capital was primarily due to an increase in accounts receivable driven by sales and the timing of client payments and cash outflows for lease payments, partially offset by an increase in net taxes payable due to an out-of-period adjustment related to a review and analysis of certain tax positions and timing of tax payments in certain jurisdictions.
Investing
For fiscal 2024, net cash used in investing activities was $144.3 million. The cash used in investing activities was primarily related to capital expenditures of $85.7 million mainly driven by the capitalization of internal-use software development costs and $58.6 million in investments, primarily related to the purchase of mutual funds.
For fiscal 2023, net cash used in investing activities was $95.4 million, mainly driven by capital expenditures of $60.8 million, primarily due to capitalization of compensation costs related to development of capitalized internal-use software and, to a lesser extent, investments in network-related equipment, mainly at our data centers and laptops. Cash used in investing activities was also driven by the acquisition of a business for $23.6 million.
Financing
For fiscal 2024, net cash used in financing activities was $560.9 million, consisting mainly of $250.0 million related to the partial repayment of the 2022 Term Facility, $235.2 million of share repurchases and $150.7 million of dividend payments, partially offset by $91.7 million of proceeds from employee stock plans.
For fiscal 2023, net cash used in financing activities was $632.0 million, consisting mainly of $375.0 million related to the partial repayment of the 2022 Term Facility, $176.7 million of share repurchases and $138.6 million of dividend payments, partially offset by $72.0 million of proceeds from employee stock plans.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities, less purchases of PPE and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to stockholders, investing in our business, making strategic acquisitions, and strengthening the balance sheet. Free cash flow should be considered in addition to, rather than as a substitute for, consolidated net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$700,338	$645,573	$54,765
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(85,681)	(60,786)	(24,895)
Free cash flow	$614,657	$584,787	$29,870
We generated free cash flow of $614.7 million during fiscal 2024, an increase of $29.9 million compared with fiscal 2023. This increase was driven by higher cash provided by operating activities, mainly due to an increase in net income, partially offset by higher capitalized costs mainly related to the development of our internal-use software.
Off-Balance Sheet Arrangements
As of August 31, 2024 and August 31, 2023, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Part II, Item 8. Note 12, Debt and Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our letters of credit.
As of August 31, 2024 and August 31, 2023, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2024 and 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. As of August 31, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of August 31, 2024 and August 31, 2023:

	August 31, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
Indian Rupee		£4,651,351	$55,200		£3,363,150	$40,300
British Pound Sterling		€41,200	52,372		€45,000	56,098
Euro	Rs	43,800	48,183	Rs	39,000	42,646
Philippine Peso	₱	1,850,674	32,400	₱	1,888,541	33,600
Total			$188,155			$172,644
Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for more information on our foreign currency exposures.
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

We describe our significant accounting policies in Part II, Item 8. Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The Audit Committee of our Board of Directors reviews the development and selection of our critical accounting estimates. The critical accounting estimates and judgments that we believe to have the most significant impacts to our Consolidated Financial Statements are described below.
Income Taxes
We are subject to taxation in the United States and various foreign jurisdictions in which we conduct our business. Our provision for income taxes is an estimate based on our understanding of laws in federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rate differs from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, the tax benefit from stock option exercises and the FDII tax deduction.
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
Further, as a result of certain ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these employment and capital investment actions and commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not adversely impact our operating results and financial condition.
Significant judgment is required in determining our uncertain tax positions. We follow a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not (defined as a likelihood of more than 50%) that a tax position will be sustained based on its technical merits as of the reporting date. The second step, for those positions that meet the recognition criteria, is to measure and recognize the largest amount of benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority. As the determination of liabilities related to uncertain tax positions and associated interest and penalties requires significant estimates and assumptions, there can be no assurance that we will accurately predict the outcomes of these audits. For this reason and due to ongoing audits by multiple tax authorities, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. We accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Provision for income taxes on our Consolidated Statements of Income includes the impact of changes to reserves and any related interest. We have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates.
Refer to Part II, Item 8. Note 10, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Stock-based Compensation
We measure and recognize stock-based compensation expense for all stock-based awards granted to our employees and our non-employee members of the Board of Directors ("non-employee directors") based on their estimated grant date fair value. To estimate the grant date fair value, we utilize a lattice-binomial option-pricing model ("binomial model") for our employee stock options and the Black-Scholes model for non-employee directors stock options and common stock purchased by eligible employees under our Employee Stock Purchase Plan. Both models involve certain estimates and subjective assumptions regarding our stock price volatility, the expected life of the award, the term selected for the risk-free rate and the expected dividend yield. The binomial model also incorporates market conditions, vesting restrictions and exercise patterns.
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
Refer to Part II, Item 8. Note 16, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date. On the date of acquisition, goodwill is assigned to one or more reporting units, which are consistent with our segments. Goodwill is not amortized as it is estimated to have an indefinite life. We test goodwill annually for impairment during the fourth quarter of each fiscal year or more frequently if events and circumstances occur indicating that it is more likely than not that the fair value of any one of our reporting units is less than its respective carrying value. Impairment is tested at the reporting unit level and if the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value.
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. In performing a qualitative assessment, we consider such factors as macro-economic conditions, industry and market conditions in which we operate, including the competitive environment and significant changes in demand for our products or services. We also consider the share price both in absolute terms and in relation to peer companies. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying value or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying value of a reporting unit with its fair value. To perform this analysis, we apply the income approach which utilizes discounted cash flows, along with other relevant market information. Significant judgment is involved in determining the assumptions used in estimating future cash flows. These assumptions include, but are not limited to, the following estimates: expected sales, working capital needs to support each reporting unit, capital expenditures and related depreciation and amortization, operating expenses, expected tax rates and the weighted average cost of capital for each reporting unit. Our cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact the present value of expected cash flows used in determining fair value of a reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value. The impairment loss for the reporting unit cannot exceed the carrying value of the goodwill allocated to that reporting unit.
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
Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. Significant judgment is involved in determining the assumptions used in estimating future cash flows.
Refer to Part II, Item 8. Note 8, Goodwill and Note 9, Intangible Assets in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.

Business Combinations
We account for business combinations using the purchase method of accounting. The acquisition purchase price is allocated to the underlying identified, tangible and intangible assets and liabilities assumed, based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the identified assets and liabilities is recorded as goodwill and assigned to one or more reporting units. The value and useful life assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. Determining the fair value of assets acquired and liabilities assumed and the expected useful life requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.
Refer to Part II, Item 8. Note 6, Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Property, Equipment and Leasehold Improvements
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
A significant amount of judgment is involved in determining if an indicator of impairment has occurred and in calculating the inputs to the impairment calculation. Indicators we consider include, but are not limited to, a significant decline in our expected future cash flows, a change in an expected useful life, unanticipated competition, slower growth rates, ongoing maintenance and necessary improvements to the assets, or changes in the usage or operating performance. Inputs to an impairment calculation include estimates related to future cash flows and asset fair values, forecasting asset useful lives and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions included in our impairment assessment, we may be exposed to losses that could be material.
Refer to Part II, Item 8. Note 7, Property, Equipment and Leasehold Improvements in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
Refer to Part II, Item 8. Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our contingent matters.
New Accounting Pronouncements
For a discussion of accounting pronouncements recently adopted and those issued but not yet adopted, refer to Part II, Item 8. Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2024 and 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. As of August 31, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2025. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.1 million during fiscal 2024, when compared to fiscal 2023. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of August 31, 2024, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $19 million as of August 31, 2024 and decreased our operating income, excluding these forward contracts, by an estimated $43 million for fiscal 2024. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Refer to Part II, Item 8. Note 5, Derivative Instruments in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our foreign currency exposures and our foreign currency forward contracts.
Foreign Currency Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Years ended August 31,
(in thousands)	2024	2023
Foreign currency translation adjustment gains (losses)	$8,565	$21,511
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of August 31, 2024, we had Cash and cash equivalents of $423.0 million and Investments of $69.6 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Part II, Item 8. Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our Cash and cash equivalents.

Debt
2022 Credit Agreement
As of August 31, 2024, our outstanding variable interest rate debt included $125.0 million under the 2022 Term Facility and $250.0 million under the 2022 Revolving Facility. From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through August 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2022 Swap Agreement on March 1, 2022, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024. To continue to hedge our outstanding floating SOFR debt, on March 1, 2024, we entered into the 2024 Swap Agreement with a notional amount of $200.0 million at a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024 and matures on February 28, 2025. As of August 31, 2024, the notional amount of the 2024 Swap Agreement was $100.0 million.
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure is limited to the outstanding principal balance of our variable rate debt under our 2022 Credit Facilities in excess of our swap agreements. As of August 31, 2024, our interest rate exposure on our variable rate debt, net of our 2024 Swap Agreement, was $275.0 million. Assuming the principal balance of our outstanding variable rate debt, net of the 2024 Swap Agreement, remained at $275.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of August 31, 2024.
Refer to Part II, Item 8. Note 5, Derivative Instruments and Note 12, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our swap agreements and outstanding borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility for Financial Statements
Our management prepares and is responsible for the fairness, integrity and objectivity of our Consolidated Financial Statements. The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include amounts based on our management’s estimates and judgments. All financial information in this Report on Form 10-K has been presented on a basis consistent with the information included in the accompanying financial statements.
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
We maintain accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, we assessed our internal control over financial reporting as of August 31, 2024 and issued a report (see below).
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for FactSet. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2024 as a result of the material weakness in internal control over financial reporting described below.
Our management has identified certain control deficiencies related to the design and operation of our information technology (“IT”) general controls (“ITGCs”) that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, rise to a material weakness in internal control over financial reporting. The deficiencies related to program change management and user access in connection with segregation of duties and restriction to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While we have concluded that these control deficiencies did not result in any material misstatements in our Consolidated Financial Statements or disclosures in any of the fiscal years ended August 31, 2024, 2023 or 2022, they were not remediated as of August 31, 2024, and thus created a reasonable possibility that they could result in a material misstatement to the Consolidated Financial Statements that would not be prevented or detected on a timely basis. Accordingly, we determined that these control deficiencies constituted a material weakness.

After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Consolidated Financial Statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Ernst & Young LLP (PCAOBID: 42), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an adverse opinion on the effectiveness of our internal control over financial reporting as stated in their report on the subsequent page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 29, 2024 expressed an adverse opinion thereon.
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
As discussed in Note 2, Summary of Significant Accounting Policies, and Note 10, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2024, the Company recognized a consolidated provision for income taxes of $114.4 million with $55.2 million related to its U.S. operations and $59.2 million related to its Non-U.S. operations.
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
Stamford, Connecticut
October 29, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, FactSet Research Systems Inc. (the Company) has not maintained effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design and operation of information technology (“IT”) general controls for certain financial applications that support the revenue, accounts receivable, and deferred revenue processes. Consequently, automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed ineffective.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 and 2023 consolidated financial statements, and this report does not affect our report dated October 29, 2024, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
October 29, 2024

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2024	2023	2022
Revenues	$2,203,056	$2,085,508	$1,843,892
Operating expenses
Cost of services	1,011,945	973,225	871,106
Selling, general and administrative	485,135	457,130	433,032
Asset impairments	4,677	25,946	64,272
Total operating expenses	1,501,757	1,456,301	1,368,410

Operating income	701,299	629,207	475,482

Other income (expense), net
Interest income	14,447	12,809	6,175
Interest expense	(65,778)	(66,319)	(35,697)
Other income (expense), net	1,535	8,257	(2,366)
Total other income (expense), net	(49,796)	(45,253)	(31,888)

Income before income taxes	651,503	583,954	443,594

Provision for income taxes	114,377	115,781	46,677
Net income	$537,126	$468,173	$396,917

Basic earnings per common share	$14.11	$12.26	$10.48
Diluted earnings per common share	$13.91	$12.04	$10.25

Basic weighted average common shares	38,059	38,194	37,864
Diluted weighted average common shares	38,618	38,898	38,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2024	2023	2022
Net income	$537,126	$468,173	$396,917
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(1,037)	(269)	5,245
Foreign currency translation adjustment gains (losses)	8,565	21,511	(74,666)
Other comprehensive income (loss)	7,528	21,242	(69,421)
Comprehensive income	$544,654	$489,415	$327,496
(1) Presented net of a tax benefit of $369 thousand, tax benefit of $61 thousand, and a tax expense of $1,657 thousand for the years ended August 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2024	2023
ASSETS
Cash and cash equivalents	$422,979	$425,444
Investments	69,619	32,210
Accounts receivable, net of reserves of $14,581 at August 31, 2024 and $7,769 at August 31, 2023	228,054	237,665
Prepaid taxes	55,103	24,206
Prepaid expenses and other current assets	60,093	50,610
Total current assets	835,848	770,135
Property, equipment and leasehold improvements, net	82,513	86,107
Goodwill	1,011,129	1,004,736
Intangible assets, net	1,844,141	1,859,202
Deferred taxes	61,337	27,229
Lease right-of-use assets, net	130,494	141,837
Other assets	89,578	73,676
TOTAL ASSETS	$4,055,040	$3,962,922
LIABILITIES
Accounts payable and accrued expenses	$178,250	$121,816
Current debt	124,842	—
Current lease liabilities	31,073	28,839
Accrued compensation	93,279	112,892
Deferred revenues	159,761	152,430
Current taxes payable	40,391	31,009
Dividends payable	39,470	37,265
Total current liabilities	667,066	484,251
Long-term debt	1,241,131	1,612,700
Deferred taxes	8,452	6,737
Deferred revenues, non-current	1,344	3,734
Taxes payable	40,452	30,344
Long-term lease liabilities	177,521	198,382
Other liabilities	6,614	6,844
TOTAL LIABILITIES	$2,142,580	$2,342,992
Commitments and contingencies (see Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 42,598,915 and 42,096,628 shares issued, 37,952,270 and 38,025,372 shares outstanding at August 31, 2024 and 2023, respectively	426	421
Additional paid-in capital	1,478,839	1,323,631
Treasury stock, at cost: 4,646,645 and 4,071,256 shares at August 31, 2024 and 2023, respectively	(1,375,696)	(1,122,077)
Retained earnings	1,888,504	1,505,096
Accumulated other comprehensive loss	(79,613)	(87,141)
TOTAL STOCKHOLDERS’ EQUITY	$1,912,460	$1,619,930
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,055,040	$3,962,922
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$537,126	$468,173	$396,917
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	125,187	105,384	86,683
Amortization of lease right-of-use assets	30,407	32,344	43,032
Stock-based compensation expense	63,501	62,038	56,003
Deferred income taxes	(32,020)	(31,119)	(8,715)
Asset impairments	4,677	25,946	64,272
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	2,195	(40,103)	(32,980)
Accounts payable and accrued expenses	55,347	8,393	12,815
Accrued compensation	(20,213)	(3,431)	14,524
Deferred revenues	4,939	(3,387)	(6,100)
Taxes payable, net of prepaid taxes	(11,448)	41,396	(19,275)
Lease liabilities, net	(39,320)	(39,704)	(48,628)
Other, net	(20,040)	19,643	(20,271)
Net cash provided by operating activities	700,338	645,573	538,277
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(85,681)	(60,786)	(51,156)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(23,593)	(1,981,641)
Purchases of investments	(58,636)	(11,014)	(878)
Net cash provided by (used in) investing activities	(144,317)	(95,393)	(2,033,675)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	—	2,238,355
Repayments of debt	(250,000)	(375,000)	(825,000)
Payments of debt issuance costs	—	—	(9,736)
Dividend payments	(150,667)	(138,601)	(125,934)
Proceeds from employee stock plans	91,711	72,006	86,047
Repurchases of common stock	(235,235)	(176,720)	(18,639)
Other financing activities	(16,659)	(13,709)	(5,859)
Net cash provided by (used in) financing activities	(560,850)	(632,024)	1,339,234

Effect of exchange rate changes on cash and cash equivalents	2,364	4,015	(22,428)
Net increase (decrease) in cash and cash equivalents	(2,465)	(77,829)	(178,592)
Cash and cash equivalents at beginning of period	425,444	503,273	681,865
Cash and cash equivalents at end of period	$422,979	$425,444	$503,273

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$65,920	$76,524	$29,525
Cash paid during the year for income taxes, net of refunds	$157,015	$91,170	$76,252

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$39,470	$37,265	$33,860
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2021	41,163,192	$412	$1,048,305	3,547,773	$(905,917)	$912,515	$(38,962)	$1,016,353
Net income						396,917		396,917
Other comprehensive income (loss)							(69,421)	(69,421)
Common stock issued for employee stock plans	450,527	5	86,042	260	(128)			85,919
Vesting of restricted stock	39,499	—		14,229	(6,031)			(6,031)
Repurchases of common stock				46,200	(18,639)			(18,639)
Stock-based compensation expense			56,003					56,003
Dividends declared						(129,693)		(129,693)
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income						468,173		468,173
Other comprehensive income (loss)							21,242	21,242
Common stock issued for employee stock plans	360,375	3	72,003	410	(166)			71,840
Vesting of restricted stock	83,035	1	(1)	32,034	(13,544)			(13,544)
Excise tax on share repurchases					(932)			(932)
Repurchases of common stock				430,350	(176,720)			(176,720)
Stock-based compensation expense			62,038					62,038
Dividends declared						(142,816)		(142,816)
Other			(759)					(759)
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						537,126		537,126
Other comprehensive income (loss)							7,528	7,528
Common stock issued for employee stock plans	407,542	4	91,708	831	(376)			91,336
Vesting of restricted stock	94,745	1	(1)	36,758	(16,283)			(16,283)
Excise tax on share repurchases					(1,725)			(1,725)
Repurchases of common stock				537,800	(235,235)			(235,235)
Stock-based compensation expense			63,501					63,501
Dividends declared						(153,718)		(153,718)
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
August 31, 2024

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that aims to supercharge financial intelligence.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of August 31, 2024, we had more than 8,200 clients comprised of over 216,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. During fiscal 2024, we revised our internal organization within each segment to offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.

Our chief operating decision maker ("CODM") continues to review our business and operating results based on our segments, the realignment of our internal organization by firm type did not impact our segments for fiscal 2024. Refer to Note 18, Segment Information for further discussion on our segments and CODM.
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
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates may include income taxes, stock-based compensation, goodwill and intangible assets, business combinations, property, equipment and leasehold improvements ("PPE"), contingencies and impairment assessments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results could differ materially from those estimates.
Revenue Recognition
The majority of our revenues are derived from client access to our multi-asset solutions powered by our platform of connected data and technology that is available over the contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. In addition, through the CGS platform, we provide subscription access to a database of universally recognized identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "Identifier Platform").
Revenues from our products and services are recognized as we transfer control to our clients, in an amount that reflects the consideration we expect to receive in exchange for satisfying our performance obligations. We determined the majority of our contracts with clients, whether for our Hosted Platform or Identifier Platform service, each represent a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of our promise to the client is to provide daily access to each of these data and analytics platforms, with revenue recognized over-time as performance is satisfied on an output time-based measure of progress, as the client is simultaneously receiving and consuming the benefits of the platform.
We record deferred revenues when payments are received in advance of performance under the client contract.
Stock-Based Compensation
Our stock-based compensation expense consists of:
•Stock options, restricted stock units ("RSUs") and/or performance share units ("PSUs") issued to eligible employees under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP").
•Stock options and RSUs issued to non-employee members of the Board of Directors ("non-employee directors") under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan as Amended and Restated (the "Director Plan").
•Common stock purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan as Amended and Restated (the "ESPP").
We measure and recognize stock-based compensation expense for all stock-based awards and purchases of common stock under the ESPP based on their estimated grant date fair value. To estimate the grant date fair value, we utilize a lattice-binomial option-pricing model ("binomial model") for our employee stock options and the Black-Scholes model for non-employee director stock options and common stock purchased by eligible employees under our ESPP.

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
For RSUs and PSUs (collectively, "Restricted Stock Awards"), the grant date fair value is measured by reducing the grant date price of our common stock by the present value of expected future dividend payments on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. The number of PSUs granted assumes target-level achievement of the specified performance levels within the payout range. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives.
Stock-based compensation expense for stock option and RSU awards is recognized over the requisite service period using the straight-line method. For stock options and RSU grants, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
Our PSUs require us to make assumptions regarding the probability of achieving specified performance levels established at the time of grant. We recognize stock-based compensation expense for PSUs using the straight-line method over the requisite service period. The probability of achieving the specified performance levels is reviewed on a quarterly basis to ensure the amount of stock-based compensation expense appropriately reflects the expected achievement.
For our ESPP, stock-based compensation expense is recognized on a straight-line basis over the offering period.
Our stock-based awards are generally subject to the continued employment and continued service at the time of vesting by employees and non-employee directors, respectively. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
Research and Product Development Costs
We do not have a separate research and product development ("R&D") department, but rather we rely on collaboration across departments, with costs primarily consisting of employee compensation costs, such as salaries and related benefits for our product development, software engineering and technical support departments, as well as certain third party costs. These teams collaborate with our strategists, product and content managers, technologists, sales and other team members to develop new products and process innovations and enhance existing products. Our R&D costs are expensed as incurred and are primarily recorded in employee compensation costs, which are included in our Cost of services and Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income, dependent on the nature of the team. We incurred R&D costs of $265.2 million, $267.4 million and $255.1 million during fiscal 2024, 2023 and 2022, respectively.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recorded for the temporary differences between the financial statement and the tax basis of assets and liabilities. In addition, deferred tax assets and liabilities are recorded for net operating loss carryforwards ("NOLs") and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which they are expected to be realized or settled. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the amount that is more likely than not (defined as a likelihood of more than 50%) to be realized.
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
We accrue interest on all income tax exposures for which reserves have been established consistent with jurisdictional tax laws, and recognize this interest in the Provision for income taxes in the Consolidated Statements of Income and in Current taxes payable or Taxes payable (non-current), based on the expected timing of the payment, within the Consolidated Balance Sheets.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds available for withdrawal without restriction or with original maturities of 90 days or less. The carrying value of our cash and cash equivalents approximates fair value.
Accounts Receivable
Accounts receivable includes both invoiced and unbilled receivables, net of allowance for any potential uncollectible amounts. Unbilled receivables reflect revenues earned for which we have the unconditional right to payment, even though we have not yet issued an invoice. Amounts included in accounts receivable are expected to be collected within one year. Our allowance for expected credit losses is based on a variety of factors, including collectability trends, our historical write-off activity, current economic environment, customer-specific information and expectations of future economic conditions. Our allowance is recorded to SG&A in the Consolidated Statements of Income and we assess the adequacy of the allowance on a quarterly basis. Recoveries of accounts previously reserved are recognized as a reversal to SG&A when payment is received. We write-off accounts receivable balances when we have exhausted our collection efforts.
Property, Equipment and Leasehold Improvements
PPE are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated based on the straight-line method over the estimated useful lives of the assets, ranging from three to five years for computers and related equipment and seven years for furniture and fixtures. Leasehold improvements are amortized on a straight-line basis over the shorter of their respective useful lives or the related lease term. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.
We review our PPE to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, the asset group is tested for impairment by comparing its carrying value to its undiscounted cash flows and if impaired, written down to fair value based on its discounted cash flows. In addition, we periodically evaluate the estimated remaining useful lives of our PPE to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.
Goodwill
We recognize the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized as it is estimated to have an indefinite life and is tested for impairment at the reporting unit level annually, or more frequently if impairment indicators occur. Goodwill is deemed to be impaired and written-down in the period in which the carrying value of the reporting unit exceeds its fair value. We have three reporting units, Americas, EMEA and Asia Pacific, which are consistent with our operating segments.
When assessing goodwill for impairment, we may first elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying value. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying value or if we elect not to perform a qualitative analysis, a quantitative analysis is performed to determine whether a goodwill impairment exists.
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying value of a reporting unit with its fair value. To perform this analysis, we apply the income approach which utilizes discounted cash flows, along with other relevant market information. The annual review of the carrying value of goodwill requires us to develop estimates of expected cash flows by reporting unit, based on future business performance, discounted by their respective weighted average cost of capital. Changes in our estimates can impact the present value of expected cash flows used in determining fair value of a reporting unit. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value. The impairment loss for the reporting unit cannot exceed the carrying value of the goodwill allocated to that reporting unit.
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

Internal-use Software and Implementation Costs of Hosting Arrangements
Our developed technology intangible assets (“Developed technology”) include capitalized internal-use software costs related to internal employee compensation costs and external expenses incurred during the application development phase. These costs relate to the development, modification, or acquisition of software for internal-use and are recorded in Intangible assets, net on the Consolidated Balance Sheets. Development costs related to software upgrades and enhancements are capitalized if they provide additional functionality. We also capitalize qualifying implementation costs for hosting arrangements that meet the capitalization criteria per the internal-use software guidance. These implementation costs are recorded in Other assets on the Consolidated Balance Sheets. Our Developed technology and implementation assets are typically amortized over three to five years using the straight-line method.

Leases
Our operating lease arrangements relate to our office space and data centers. We determine if an arrangement qualifies as a lease at inception by evaluating if there is an identified asset and whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. For operating leases with a term greater than one year, we recognize lease right-of-use ("ROU") assets and lease liabilities as the present value of future minimum lease payments over the reasonably certain lease term beginning at the commencement or modification date. The future minimum lease payments include fixed lease payments and certain qualifying index-based variable payments. Our lease ROU assets may further be impacted by prepayments, lease incentives received and initial direct costs incurred. Our operating leases are classified within Lease right-of-use assets, net, Current lease liabilities and Long-term lease liabilities on our Consolidated Balance Sheets.
Our leases generally do not have a readily determinable implicit rate, therefore we use our incremental borrowing rate ("IBR") at the lease commencement or modification date, or on the date of lease modification, if applicable, in determining the present value of future payments. Our IBR is derived by selecting U.S. corporate yield curves observed for public companies that are reflective of our credit rating, adjusted to approximate a secured rate of borrowing. We also consider revisions to the rate to reflect the geographic location where the leased asset is located.
Certain of our lease agreements include options to extend and/or terminate the lease, which we do not include in our minimum lease terms unless we are reasonably certain to exercise these options. We account for the lease and non-lease components as a single lease component, which we recognize over the expected term on a straight-line expense basis in occupancy costs (a component of SG&A expense in the Consolidated Statements of Income). Variable lease payments that are not included in the calculation of lease ROU assets and lease liabilities are expensed as incurred within occupancy costs.
We review our lease ROU assets for impairment when there are indicators that an asset may no longer be recoverable. The impairment assessment requires significant judgments and estimates, including estimating subtenant rental income, calculating an appropriate discount rate and assessing other applicable future cash flows associated with the leased location. These estimates are based on our experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction to the carrying value of the Lease right-of-use assets, net with a corresponding increase to Asset impairments on our Consolidated Balance Sheets and Consolidated Statements of Income, respectively.
Derivative Instruments
We use derivative financial instruments ("derivatives") to manage exposure to foreign currency exchange rates and variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with foreign currency fluctuations and funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.
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
Treasury Stock
We account for treasury stock under the cost method and include Treasury stock as a component of Stockholders' equity on the Consolidated Balance Sheets. We may repurchase shares of our common stock under our share repurchase program in the open market or via privately negotiated transactions, subject to market conditions. Repurchased shares of our common stock are recorded at the market price on the trade date and are held as treasury shares until they are reissued or retired. When treasury shares are reissued, if the issuance price is higher than the average price paid to acquire the shares ("the cost"), the excess of the issuance price over the cost is credited to additional paid-in capital ("APIC"). If the issuance is lower than the cost, the difference is first charged against any credit balance in APIC from Treasury stock, with the remaining balance charged to Retained earnings on the Consolidated Balance Sheets.
We account for the formal retirement of treasury shares by deducting its par value from Common stock, reflecting any excess over par value as a reduction to APIC (to the extent created by previous issuances of the shares) and then Retained earnings on the Consolidated Balance Sheets.
The Inflation Reduction Act of 2022 ("IRA"), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During fiscal 2024, we recorded the applicable excise tax in Treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in Accounts payable and accrued expenses on the Consolidated Balance Sheets.

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
Foreign Currency Translation and Remeasurement
Certain wholly-owned subsidiaries operate under a functional currency different from the U.S. dollar. Our primary currency exposures include the British Pound Sterling, Euro, Indian Rupee and Philippine Peso.
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
For the financial statements of our foreign subsidiaries that are U.S. dollar functional, but maintain their books of record in their respective local currency, we remeasure our revenues and expenses into U.S. dollars at the average rates of exchange for the period, monetary assets and liabilities using period-end rates and non-monetary assets and liabilities at their historical rates. The resulting remeasurement gains and losses are recorded to SG&A in the Consolidated Statements of Income.
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash, cash equivalents, accounts receivable, investments in mutual funds and derivative instruments. The maximum credit exposure of our cash, cash equivalents, accounts receivable and investments in mutual funds is their carrying values as of the balance sheet date. The maximum credit exposure related to our derivative instruments is based upon their respective gross fair values as of the balance sheet date.
Cash, Cash Equivalents and Investments

We are exposed to credit risk on our cash, cash equivalents and investments in mutual funds in the event of default by the financial and governmental institutions with which we transact. We invest in a manner that aligns with our restrictive cash investment practices, preserves capital and provides liquidity, while minimizing our exposure to credit risk. We limit our exposure to credit loss by investing with multiple financial and governmental institutions that we believe are high-quality and credit-worthy. We have not experienced any credit losses relating to our cash, cash equivalents and investments in mutual funds.
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of August 31, 2024 and August 31, 2023, our accounts receivable reserve was $14.6 million and $7.8 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total annual revenues for fiscal 2022 through fiscal 2024. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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

Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the year ended August 31, 2024.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2024. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during fiscal 2024 that had a material impact on our Consolidated Financial Statements.
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
No other new accounting pronouncements issued or effective during fiscal 2024 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by delivering client access to our Hosted Platform, which is a subscription-based service that provides clients with a tailored selection of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues from the Identifier Platform, a subscription-based CGS platform service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments.
The majority of each of our contracts with clients, whether for Hosted Platform or Identifier Platform services, represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms over the associated contractual term. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the products and services offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the respective platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient, because the consideration that we have the right to invoice corresponds directly with the value of our performance to date. There are no significant judgments that would impact the timing of revenue recognition.
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
Disaggregated Revenues
We disaggregate revenues from our client contracts by segment based on the geographic region where the sale originated. Our business segmentation by geography is aligned with the operational and economic characteristics of our business. Refer to Note 18, Segment Information, for further information.
The following table presents revenues disaggregated by segment:

	Years ended August 31,
(in thousands)	2024	2023	2022
Americas	$1,419,901	$1,335,484	$1,173,946
EMEA	563,128	539,843	484,279
Asia Pacific	220,027	210,181	185,667
Total Revenues	$2,203,056	$2,085,508	$1,843,892
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2024 and August 31, 2023. We did not have any transfers between levels of fair value measurements during fiscal 2024 and 2023.

(in thousands)	Fair Value Measurements as of August 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,635	$—	$—	$129,635
Mutual funds(2)	—	69,619	—	69,619
Derivative instruments(3)	—	2,619	—	2,619
Total assets measured at fair value	$129,635	$72,238	$—	$201,873

Liabilities
Derivative instruments(3)	$—	$250	$—	$250
Contingent liability(4)	—	—	4,193	4,193
Total liabilities measured at fair value	$—	$250	$4,193	$4,443

(in thousands)	Fair Value Measurements as of August 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$137,125	$—	$—	$137,125
Mutual funds(2)	—	32,210	—	32,210
Derivative instruments(3)	—	4,383	—	4,383
Total assets measured at fair value	$137,125	$36,593	$—	$173,718

Liabilities
Derivative instruments(3)	$—	$608	$—	$608
Contingent liability(4)	—	—	8,008	8,008
Total liabilities measured at fair value	$—	$608	$8,008	$8,616

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
(4) Our contingent liability resulted from the acquisition of a business during fiscal 2023. This liability reflects the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liability was $7.9 million and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liability is remeasured each reporting period until the contingency is resolved, with any changes in fair value recorded in SG&A within the Consolidated Statements of Income. During fiscal 2024, as the achievement of a specified milestone was met, we reclassified $4.7 million from our contingent liability to Accounts payable and accrued expenses. The remaining change in the fair value of the contingent liability from the acquisition date through August 31, 2024 was driven by the passage of time, with no changes made to key assumptions used in our fair value estimates.
(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets that are measured at fair value on a non-recurring basis primarily include our PPE, lease ROU assets, goodwill and intangible assets. These assets are assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill. The fair values of these non-financial assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections.
We recorded asset impairments in the Consolidated Statements of Income of $4.7 million and $25.9 million during fiscal 2024 and fiscal 2023, respectively, to reflect the difference between the fair market value and carrying value of certain assets. These impairments were the result of a $3.4 million and $18.0 million charge during fiscal 2024 and fiscal 2023, respectively, related to our lease ROU assets and PPE. These charges were associated with vacating certain leased office space to rightsize our real estate footprint.
As there were no expected future cash flows from the lease ROU assets for locations we will not sublease, nor for PPE linked to the vacated leased office space, we concluded that these assets hold no remaining fair value and were fully impaired. For those locations we anticipated subleasing, we estimated the fair value of the lease ROU assets as of the cease use date, using a market approach, based on expected future cash flows from sublease income. For this assessment we relied on certain assumptions, which included estimates of the rental rate, period of vacancy, incentives and annual rent increases. Due to the subjective nature of the unobservable inputs used, the fair value measurement for the asset impairments was classified within Level 3 of the fair value hierarchy.

The remaining asset impairments for fiscal 2024 and 2023 were $1.3 million related to impairment of Developed technology and $7.9 million related to Developed technology and Trade names, respectively.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt, which includes our Current debt and Long-term debt, at fair value on the Consolidated Balance Sheets. The carrying value of our debt is net of related unamortized discounts and debt issuance costs.
Our debt is comprised of our Senior Notes and 2022 Credit Facilities. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 12, Debt for definitions of, and more information on, our Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of August 31, 2024 and August 31, 2023:

		August 31, 2024		August 31, 2023
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$479,760	$500,000	$460,890
2032 Notes	Level 1	500,000	449,380	500,000	423,700
2022 Revolving Facility	Level 3	250,000	246,578	250,000	246,875
2022 Term Facility	Level 3	125,000	125,242	375,000	376,406
Total principal amount		$1,375,000	$1,300,960	$1,625,000	$1,507,871
Total unamortized discounts and debt issuance costs		(9,027)		(12,300)
Total net carrying value of debt		$1,365,973		$1,612,700
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
For highly effective cash flows hedges, the change in the derivative's fair value is recorded in AOCL, net of tax, in the Consolidated Balance Sheets. Our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income during fiscal 2024 and 2023. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Realized gains or losses from the settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income. There was no discontinuance of our foreign currency forward contracts during fiscal 2022 through fiscal 2024 nor our interest rate swap agreements during fiscal 2023 and 2024. As such, no corresponding gains or losses related to changes in the fair value of these contracts were reclassified into earnings prior to settlement during those respective periods. Our 2020 interest rate swap agreement was terminated during fiscal 2022 and resulted in a one-time benefit. Refer to the 2022 Swap Agreement discussed within this footnote for more information.

Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2024 and 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. We entered into these contracts with the intent to hedge between 25% to 75% of the currency exposure related to our projected operating income in these primary currencies over their respective hedge periods. As of August 31, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2025.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of August 31, 2024 and August 31, 2023:

	August 31, 2024			August 31, 2023
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
Indian Rupee	Rs	4,651,351	$55,200	Rs	3,363,150	$40,300
British Pound Sterling		£41,200	52,372		£45,000	56,098
Euro		€43,800	48,183		€39,000	42,646
Philippine Peso	₱	1,850,674	32,400	₱	1,888,541	33,600
Total			$188,155			$172,644
Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K for further discussion of our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024. As of August 31, 2024, the notional amount of the 2024 Swap Agreement was $100.0 million. The 2024 Swap Agreement matures on February 28, 2025.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement ("2022 Swap Agreement") with a notional amount of $800.0 million to hedge a portion of our outstanding floating SOFR rate debt with a fixed interest rate of 1.162%. The notional amount of the 2022 Swap Agreement declined by $100.0 million on a quarterly basis beginning May 31, 2022. Effective December 30, 2022, we partially novated our 2022 Swap Agreement to equally apportion the then-outstanding notional amount of the interest rate swap between two counterparties. No other terms of the 2022 Swap Agreement were amended, terminated, or otherwise modified prior to its maturity. The 2022 Swap Agreement matured on February 28, 2024.
2020 Swap Agreement
On March 5, 2020, we entered into an interest rate swap agreement ("2020 Swap Agreement") with a notional amount of $287.5 million. The 2020 Swap Agreement hedged a portion of our then outstanding floating London Interbank Offer Rate ("LIBOR") rate debt with a fixed interest rate of 0.7995% to mitigate our interest rate exposure. On March 1, 2022, we terminated the 2020 Swap Agreement, which resulted in a one-time benefit of $3.5 million recognized in Interest expense in the Consolidated Statements of Income during fiscal 2022, based on its fair market value.
Refer to Note 12, Debt, for further discussion of our outstanding floating rate debt and refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K for further discussion of our exposure to interest rate risk on our variable interest rate debt outstanding.

Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	August 31, 2024	August 31, 2023
Foreign currency forward contracts	$188,155	$172,644
Interest rate swap agreement	100,000	200,000
Total cash flow hedges	$288,155	$372,644
The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	August 31, 2024	August 31, 2023	Balance Sheet Classification	August 31, 2024	August 31, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,619	$1,260	Accounts payable and accrued expenses	$127	$608
Interest rate swap agreement	Prepaid expenses and other current assets	—	3,123	Accounts payable and accrued expenses	123	—
Total cash flow hedges		$2,619	$4,383		$250	$608

Derivative Recognition
The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the years ended August 31, 2024, 2023 and 2022:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
Derivatives in Cash Flow Hedging Relationships	2024	2023	2022		2024	2023	2022
Foreign currency forward contracts	$1,771	$5,783	$(16,356)	SG&A	$(69)	$(3,176)	$(7,867)
Interest rate swap agreement	41	4,368	17,245	Interest expense	3,287	13,657	1,854
Total cash flow hedges	$1,812	$10,151	$889		$3,218	$10,481	$(6,013)
As of August 31, 2024, we estimate that net pre-tax derivative gains of $2.4 million included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of August 31, 2024 and 2023, there were no material amounts recorded net in the Consolidated Balance Sheets.
6. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2022 through fiscal 2024 included CGS and Cobalt Software, Inc. ("Cobalt"). Refer to Note 19, Subsequent Events for information on our proposed acquisition of Platform Group Limited (“Irwin”).

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
(2) Includes a deferred revenues balance of $99.4 million. The CGS acquisition was accounted for in accordance with ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; as such, the deferred revenues did not include a fair value adjustment.
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
7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following:

(in thousands)	August 31,
	2024	2023
Leasehold improvements	$95,840	$97,000
Computers and related equipment	84,447	70,641
Furniture and fixtures	28,747	32,601
Subtotal	$209,034	$200,242
Less accumulated depreciation and amortization	(126,521)	(114,135)
Property, equipment and leasehold improvements, net	$82,513	$86,107
PPE depreciation and amortization expense was $20.2 million, $18.1 million and $24.3 million for fiscal 2024, 2023 and 2022, respectively.
During fiscal 2024, 2023 and 2022, we incurred impairment charges of $1.8 million, $3.6 million and $30.7 million, respectively, for PPE related to vacating certain leased office space. The impairment charges are included within Asset impairments in the Consolidated Statements of Income. Refer to Note 4, Fair Value Measures, for more information on the PPE impairment methodology.

8. GOODWILL
Changes in the carrying value of goodwill by segment for the years ended August 31, 2024 and 2023 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2022	$686,412	$277,087	$2,349	$965,848
Acquisitions	18,347	—	—	18,347
Foreign currency translations	—	20,647	(106)	20,541
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
Acquisitions	(305)	—	—	(305)
Foreign currency translations	—	6,708	(10)	6,698
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
We performed our annual goodwill impairment test during the fourth quarter of fiscal 2024 and 2023. During fiscal 2024, we utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. During fiscal 2023, we utilized a quantitative analysis, electing to bypass the optional qualitative assessment, and concluded there was no impairment as the fair value of each of our reporting units exceeded its carrying value.
9. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of August 31, 2024 and August 31, 2023:

		August 31, 2024			August 31, 2023
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$109,930	$1,473,070	$1,583,000	$65,958	$1,517,042
Client relationships	11 to 26	266,419	80,904	185,515	265,315	68,701	196,614
Developed technology	3 to 5	181,492	68,286	113,206	109,222	45,560	63,662
Data content (1)	7 to 20	84,374	38,725	45,649	81,021	33,108	47,913
Software technology	3 to 10	143,685	117,189	26,496	142,395	108,702	33,693
Non-compete agreements	4	290	85	205	290	12	278
Total		$2,259,260	$415,119	$1,844,141	$2,181,243	$322,041	$1,859,202
(1)During fiscal 2024, we combined our Data content and Acquired databases intangible assets together, currently presented as Data content. We conformed the comparative figures as of August 31, 2023 to the current year's presentation.
The weighted average useful life of our intangible assets as of August 31, 2024 was 31.9 years.
During fiscal 2024 and 2023, we incurred asset impairment charges of $1.3 million related to Developed technology and $7.9 million related to Developed technology and Trade names, respectively, which is included in Asset impairments in the Consolidated Statements of Income. We did not identify a material change to the estimated remaining useful lives of our intangible assets during fiscal 2024 and 2023. The intangible assets have no assigned residual values.

The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Years ended August 31,
(in thousands)	2024	2023	2022
Amortization expense	$104,950	$87,304	$62,382
As of August 31, 2024, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2025	$115,122
2026	107,673
2027	82,033
2028	64,377
2029	60,986
Thereafter	1,413,950
Total	$1,844,141

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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

(in thousands)	Years ended August 31,
	2024	2023	2022
U.S. operations	$416,093	$382,702	$281,971
Non-U.S. operations	235,410	201,252	161,623
Income before income taxes	$651,503	$583,954	$443,594

U.S. operations	$55,219	$54,337	$18,107
Non-U.S. operations	59,158	61,444	28,570
Provision for income taxes	$114,377	$115,781	$46,677

Effective tax rate	17.6%	19.8%	10.5%

The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2024	2023	2022
Current
U.S. federal	$46,903	$38,625	$12,766
U.S. state and local	40,926	38,600	10,936
Non-U.S.	58,568	69,675	31,690
Total current taxes	$146,397	$146,900	$55,392

Deferred
U.S. federal	$(26,962)	$(17,235)	$(4,722)
U.S. state and local	(5,648)	(5,652)	(874)
Non-U.S.	590	(8,232)	(3,119)
Total deferred taxes	$(32,020)	$(31,119)	$(8,715)
Provision for income taxes	$114,377	$115,781	$46,677
Our effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as other non-recurring events.
The following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2024	2023	2022
Tax at U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from(1):
State and local taxes, net of U.S. federal income tax benefit	2.2	3.1	1.8
Foreign income at other than U.S. rates	1.5	(0.1)	(1.2)
Foreign derived intangible income ("FDII") deduction	(2.3)	(1.6)	(2.2)
Income tax benefits from R&D tax credits	(2.8)	(3.8)	(4.1)
Stock-based payments	(2.1)	(2.2)	(3.4)
U.S. impact of foreign income	(2.5)	(0.6)	—
Uncertain tax positions	2.3	0.5	0.4
One-time adjustment(2)	—	3.8	—
Other, net	0.3	(0.3)	(1.8)
Effective tax rate	17.6%	19.8%	10.5%
(1) During fiscal 2024, we further disaggregated our effective tax rate reconciliation. We conformed comparative figures for fiscal 2023 and 2022 to the current year’s presentation.
(2) During fiscal 2023, we recorded an out-of-period adjustment related to a review and analysis of certain tax positions, resulting in a one-time net charge. The adjustment related to the accounting of tax balance sheet accounts. All local, federal and foreign taxes payable have been paid in a timely manner, subject to normal audits of open years.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	As of August 31,
	2024	2023
Deferred tax assets:
Lease liabilities	$41,373	$55,608
Stock-based compensation	35,615	32,611
Capitalization of R&D costs	109,664	58,709
Sales Tax Dispute	14,058	—
Other	28,154	21,701
Total deferred tax assets	$228,864	$168,629

Deferred tax liabilities:
Depreciation on PPE	$35,666	$29,048
Purchased intangible assets, including acquired technology	106,131	84,102
Lease ROU assets	24,429	33,900
Other	9,753	1,087
Total deferred tax liabilities	$175,979	$148,137
Total deferred tax assets (liabilities), net	$52,885	$20,492
At August 31, 2024, our pre-tax federal and state NOLs were approximately $22.4 million and $11.5 million, respectively. These carryforwards may be used to offset future taxable income. Our federal NOLs have various expiration dates, beginning August 31, 2036, with some federal NOLs having an unlimited carryforward, and our state NOLs have various expiration dates, beginning August 31, 2025. Utilization of the NOLs may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. Any annual limitation may result in the expiration of NOLs before utilization.
Unrecognized Tax Benefits
The determination of liabilities related to uncertain tax positions, and associated interest and penalties, requires significant estimates and assumptions; as such, there can be no assurance that we will accurately predict the outcomes of these audits. We have no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on our results of operations or financial position, beyond current estimates.
The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits as of August 31, 2021	$14,870
Additions based on tax positions related to the current year	7,959
Release for tax positions of prior years	(2,658)
Unrecognized tax benefits as of August 31, 2022(1)	$20,171
Additions based on tax positions related to the current year	4,372
Release for tax positions of prior years	(3,490)
Unrecognized tax benefits as of August 31, 2023(1)	$21,053
Additions based on tax positions related to the current year	17,794
Release for tax positions of prior years	(3,557)
Unrecognized tax benefits as of August 31, 2024(1)	$35,290
(1) The unrecognized tax benefits include accrued interest of $3.9 million, $1.6 million and $1.4 million as of August 31, 2024, 2023 and 2022, respectively.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months. If our unrecognized tax benefits as of fiscal 2024, 2023, and 2022 were realized in a future period, this would result in a tax benefit of $29.1 million, $19.1 million and $16.5 million, respectively, which would affect the effective tax rate in a future period.
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2024, we remained subject to examination in the following significant tax jurisdictions for the fiscal years as indicated below:

Significant Tax Jurisdiction	Open Tax Fiscal Years
U.S.
Federal	2019	through	2023
State (various)	2019	through	2023

Europe
United Kingdom	2021	through	2023
France	2021	through	2023
Germany	2020	through	2023
Undistributed Foreign Earnings
As of August 31, 2024, we have $306.6 million of undistributed foreign earnings of which $87.7 million are permanently reinvested. It is not practicable to determine the deferred tax liability that would be payable if these permanently reinvested earnings were repatriated to the U.S. As of August 31, 2024, we have recorded a deferred tax liability of $3.6 million, which represents the future tax consequences that are expected upon the ultimate repatriation of earnings that are not permanently reinvested. With respect to outside basis differences other than unremitted earnings, we continue to be permanently reinvested and have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided for deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
Inflation Reduction Act of 2022
On August 16, 2022, the IRA was signed into law. The IRA contains several revisions to the Code effective for taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax ("CAMT") on certain large corporations. The CAMT did not have an impact on our Consolidated Financial Statements for fiscal 2024.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We do not expect Pillar Two to have a material impact on our Consolidated Financial Statements, related disclosures or effective tax rate.
11. LEASES
Our operating lease arrangements relate to our office space and data centers. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement or modification date (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated IBR. Certain adjustments to calculate our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for lease and non-lease components as a single lease component, which we recognize over the expected lease term on a straight-line expense basis in occupancy costs (a component of SG&A expense) in our Consolidated Statements of Income.

As of August 31, 2024, we recognized $130.5 million of Lease ROU assets, net and $208.6 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have a remaining lease term ranging from less than one year to just over 11 years. Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our lease term when it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of August 31, 2024:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2025	$39,773
2026	39,515
2027	38,270
2028	33,733
2029	27,903
Thereafter	62,797
Total minimum lease payments	$241,991
Less: Imputed interest	33,397
Total lease liabilities	$208,594
The following table includes components of our occupancy costs:

	Years ended August 31,
(in thousands)	2024	2023	2022
Operating lease costs(1)	$30,407	$32,330	$38,830
Variable lease costs(2)	$17,280	$17,940	$11,542
(1) Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.
(2) Variable lease costs include costs that are not fixed and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance, as well as lease costs for those leases that qualified for the short-term lease exception.
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of August 31,
	2024	2023
Weighted average remaining lease term (in years)	6.9	7.8
Weighted average discount rate (IBR)	4.6%	4.5%
The following table summarizes supplemental cash flow information related to our operating leases:

	Years ended August 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$39,386	$39,392	$43,032
Lease ROU assets obtained in exchange for lease liabilities(1)	$10,268	$16,934	$9,348
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(281)	$(1,376)	$(17,597)

(1) Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2) Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.

During fiscal 2024, 2023 and 2022, we incurred impairment charges of $1.6 million, $14.4 million and $31.5 million, respectively, related to our lease ROU assets associated with vacating certain leased office space, which are included in Asset impairments in the Consolidated Statements of Income. Refer to Note 4, Fair Value Measures, for more information on the lease ROU assets impairment methodology.
12. DEBT
We elected not to carry our debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our debt obligations as of August 31, 2024 and August 31, 2023 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	August 31, 2024	August 31, 2023
Current debt
2022 Term Facility	3/1/2022	3/1/2025	$125,000	$—
Total unamortized debt issuance costs on Current debt			(158)	—
Total Current debt			$124,842	$—

Long-term debt
2022 Term Facility	3/1/2022	3/1/2025	—	375,000
2022 Revolving Facility	3/1/2022	3/1/2027	250,000	250,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Total unamortized discounts and debt issuance costs			(8,869)	(12,300)
Total Long-term debt			$1,241,131	$1,612,700

Total debt			$1,365,973	$1,612,700
As of August 31, 2024, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2025	$125,000
2026	—
2027	750,000
2028	—
2029	—
Thereafter	500,000
Total	$1,375,000
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the "2022 Revolving Facility" and, together with the 2022 Term Facility, the "2022 Credit Facilities"). The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments of up to $750.0 million under the 2022 Revolving Facility from lenders or other financial institutions.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During fiscal 2024, we repaid $250.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $200.0 million. Since loan inception on March 1, 2022, we have repaid $875.0 million under the 2022 Term Facility, inclusive of voluntary prepayments of $762.5 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through August 31, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through August 31, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of August 31, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of August 31, 2024.
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
2020 Swap Agreement
On March 5, 2020, we entered into the 2020 Swap Agreement to hedge a portion of our then outstanding floating LIBOR rate debt with a fixed interest rate of 0.7995%. On March 1, 2022, we terminated the 2020 Swap Agreement and concurrently entered into the 2022 Swap Agreement.
Refer to Note 5, Derivative Instruments for further discussion of the 2024 Swap Agreement, 2022 Swap Agreement and 2020 Swap Agreement.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Years Ended August 31,
(in thousands)	2024	2023	2022
Interest expense on outstanding debt(1)	$65,412	$66,283	$35,152
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
Except for income tax contingencies, we accrue for contingencies when we believe that a loss is probable and the amount can be reasonably estimated. Judgment is required to determine both the probability and the estimated amount of loss. If the reasonable estimate of a probable loss is a range, we record an accrual for the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. We review these accruals on a quarterly basis and adjust, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other current information. Contingent gains are recognized only when realized.
Income tax contingencies related to uncertain tax positions are accounted for in accordance with applicable accounting guidance. Refer to Note 2, Summary of Significant Accounting Policies - Income Taxes for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024 and 2023, we had total purchase obligations with suppliers and vendors of $382.6 million and $362.2 million, respectively. Our total purchase obligations as of August 31, 2024 and 2023 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 11, Leases and Note 12, Debt, for information regarding lease commitments and outstanding debt obligations, respectively.

Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of August 31, 2024 and 2023, we had $0.4 million and $0.6 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2022 Revolving Facility since its inception. Refer to Note 12, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
We are engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business. The outcome of all the matters against us are subject to future resolution, including the uncertainties of litigation. Based on information available at August 31, 2024, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters
On August 8, 2019, we received a Notice of Intent to Assess (the "First Notice") additional sales taxes, interest and underpayment penalties (the "Sales Taxes") from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") relating to the tax periods from January 1, 2006 through December 31, 2013. On July 20, 2021, we received a Notice of Intent to Assess (the "Second Notice") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2014 through December 31, 2018. On December 29, 2022, we received a Notice of Intent to Assess (the "Third Notice"; cumulatively with the First and Second Notices, the "Notices") additional Sales Taxes from the Commonwealth relating to the tax periods from January 1, 2019 through June 30, 2021. We requested pre-assessment conferences with the Department of Revenue's Office of Appeals to appeal the Notices and on May 24, 2023, we received a Letter of Determination from the Commonwealth upholding the Notices, along with a Notice of Assessment for all the periods covered by the Notices. On June 22, 2023, we filed an Application for Abatement with the Commonwealth disputing all amounts assessed, which was subsequently denied. On February 20, 2024, we received a "Notice of Selection for Audit" for sales tax for the period from July 1, 2021 through December 31, 2023. We have filed petitions with the Appellate Tax Board to appeal the amounts assessed by the Commonwealth and, should this matter proceed further, we believe that we would prevail on all or most of the matters under dispute; however, if we do not prevail, the amount of these assessments could have a material impact on our consolidated financial position, results of operations and cash flows.
We have concluded that some payment to the Commonwealth is probable. During the fourth quarter of fiscal 2024, we took a charge of approximately $54 million related to this dispute and subsequently, in September 2024, we made the corresponding payment of $54 million to the Commonwealth. In addition to reserves taken in prior fiscal years, this brings our total charge with respect to this matter to approximately $64 million. While we do not anticipate taking additional material charges with respect to this matter, and we believe that the assumptions and estimates used to determine the charge are reasonable, future developments could result in adjustments being made to this amount.
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
14. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

(in thousands, except share data)	Years Ended August 31,
	2024	2023	2022
Repurchases of common stock under the share repurchase program	537,800	430,350	46,200
Total cost of common stock repurchased under the share repurchase program(1)	$235,235	$176,720	$18,639
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	37,589	32,444	14,489
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$16,659	$13,710	$6,159
(1) For fiscal 2024 and 2023, amount excludes a 1% excise tax of $1.7 million and $0.9 million, respectively, on corporate stock repurchases required under the IRA for publicly traded U.S. corporations after December 31, 2022.
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
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. We had $64.8 million that remained authorized under our share repurchase program as of August 31, 2024, all of which expired upon the conclusion of fiscal 2024 and was not available for share repurchases after that date. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases, which will be available during fiscal 2025. Refer to Part II, Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
In addition to our share repurchase program, we also acquire shares of our common stock from holders of our stock-based awards to satisfy withholding tax requirements due at vesting. Shares acquired from these holders do not reduce the amount authorized for repurchase under the share repurchase program.
Equity-based Awards
Refer to Note 16, Stock-Based Compensation for more information on equity awards issued during fiscal 2022 through fiscal 2024.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	37,360	March 21, 2024
Third Quarter	$1.04	May 31, 2024	39,589	June 20, 2024
Fourth Quarter	$1.04	August 30, 2024	39,470	September 19, 2024
Total Dividends			$153,718

Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	34,099	March 16, 2023
Third Quarter	$0.98	May 31, 2023	37,442	June 15, 2023
Fourth Quarter	$0.98	August 31, 2023	37,265	September 21, 2023
Total Dividends			$142,816

Fiscal 2022
First Quarter	$0.82	November 30, 2021	$30,973	December 16, 2021
Second Quarter	$0.82	February 28, 2022	31,065	March 17, 2022
Third Quarter	$0.89	May 31, 2022	33,795	June 16, 2022
Fourth Quarter	$0.89	August 31, 2022	33,860	September 15, 2022
Total Dividends			$129,693
In the third quarter of fiscal 2024, our Board of Directors approved a 6% increase in the regular quarterly dividend from $0.98 to $1.04 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of August 31, 2024 and August 31, 2023 were as follows:

(in thousands)	August 31, 2024	August 31, 2023
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$1,843	$2,880
Accumulated foreign currency translation adjustments	(81,456)	(90,021)
Total AOCL	$(79,613)	$(87,141)
15. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the fiscal year. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.

The following is a reconciliation of our Basic and Diluted EPS computations:

	Years Ended August 31,
(in thousands, except per share data)	2024	2023	2022
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$537,126	$468,173	$396,917
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,059	38,194	37,864
Common stock equivalents associated with stock-based compensation plans	559	704	872
Shares used in the calculation of Diluted EPS	38,618	38,898	38,736
Basic EPS	$14.11	$12.26	$10.48
Diluted EPS	$13.91	$12.04	$10.25
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Years Ended August 31,
(in thousands)	2024	2023	2022
Stock options	381	566	329
Restricted Stock Awards	88	59	61
16. STOCK-BASED COMPENSATION
Our stock-based compensation expense consists of stock options, RSUs, PSUs and purchases of common stock under the ESPP.
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the fiscal years presented:

	Years Ended August 31,
(in thousands)	2024	2023	2022
Stock-based compensation expense	$63,501	$62,038	$56,003
There were no stock-based compensation costs capitalized during fiscal 2022 through fiscal 2024. As of August 31, 2024, $123.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 2.8 years.

Stock Option Awards
A summary of stock option activity is as follows:

	Number Outstanding (thousands)		Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)(1)	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2021	2,277		$214.89
Granted – employees	348		$433.09	$103.49
Granted – non-employee directors	6		$428.71	$109.11
Exercised(2)	(414)		$178.57
Forfeited	(128)		$301.05
Outstanding as of August 31, 2022	2,089		$253.85
Granted – employees	268		$426.22	$125.57
Granted – non-employee directors	5		$428.70	$128.84
Exercised(2)	(318)		$181.67
Forfeited	(56)		$373.04
Outstanding as of August 31, 2023	1,988		$285.95
Granted – employees	243		$436.61	$132.59
Granted – non-employee directors	6		$462.23	$132.78
Exercised(2)	(376)		$213.62
Forfeited	(38)		$404.47
Outstanding as of August 31, 2024	1,823	(3)	$319.07		$180.1	5.7
Options vested and exercisable as of August 31, 2024	1,035		$256.93		$172.9	4.3
Options expected to vest as of August 31, 2024	726		$398.12		$23.2	7.5
(1)The aggregate intrinsic value represents the difference between our closing stock price as of August 30, 2024 of $422.84 and the exercise price, multiplied by the number of options exercisable as of that date.
(2)The total pre-tax intrinsic value of stock options exercised during fiscal 2024, 2023 and 2022 was $89.5 million, $77.5 million and $104.1 million, respectively.
(3)As of August 31, 2024, 1,822,913 shares underlying the stock option awards were unvested and outstanding, resulting in unamortized stock-based compensation expense of $53.0 million that is expected to be recognized over the remaining weighted average vesting period of 3.0 years.
Employee Stock Option Awards
The majority of our employee stock options granted for fiscal 2024, 2023 and 2022 relate to our annual grants on November 1, 2023, November 1, 2022 and November 1, 2021, respectively.
The following table presents the weighted average inputs used in the binomial model to estimate the grant-date fair value of the employee stock options granted:

	2024	2023	2022
Stock options granted(1)	243,379	268,185	348,458
Risk-free interest rate	3.78% - 5.53%	3.37% - 5.05%	0.07% - 2.99%
Expected life (years)	6.6	6.6	6.9
Expected volatility	19% - 25%	24% - 25%	24% - 25%
Dividend yield	0.90%	0.83%	0.86%
Weighted average grant date fair value	$132.59	$125.57	$103.49
Weighted average exercise price	$436.61	$426.22	$433.09
(1) Includes the annual employee grant on November 1, 2023, November 1, 2022 and November 1, 2021 of 242,371, 266,051 and 292,377 stock options, respectively. The majority of the stock options granted, including the annual employee grants, vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

Restricted Stock Awards
A summary of Restricted Stock Award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2021	197		$274.10
Granted – employee Restricted Stock Awards(1)	103		$418.16
Granted – non-employee directors RSUs	2		$425.29
Vested	(40)		$242.87
Forfeited	(29)		$323.16
Balance at August 31, 2022	233		$338.87
Granted – employee Restricted Stock Awards(1)	97		$416.58
Performance adjustment – employee PSUs(2)	9		$245.67
Granted – non-employee directors RSUs	2		$425.06
Vested	(83)		$291.80
Forfeited	(14)		$369.71
Balance at August 31, 2023	244		$381.15
Granted – employee Restricted Stock Awards(1)	111		$423.57
Performance adjustment – employee PSUs(2)	14		$306.33
Granted – non-employee directors RSUs	2		$458.23
Vested	(95)		$330.00
Forfeited	(14)		$405.37
Outstanding as of August 31, 2024	262	(3)	$412.47
(1)During fiscal 2024, 2023 and 2022, we granted 74,456 RSUs and 37,008 PSUs; 63,009 RSUs and 34,482 PSUs; and 71,978 RSUs and 30,704 PSUs, respectively.
(2)Additional PSUs were granted during fiscal 2024 and 2023 based on performance above the specified target level of achievement for PSUs granted on November 9, 2020 and November 1, 2019, respectively.
(3)As of August 31, 2024, 261,639 shares underlying the Restricted Stock Awards were unvested and outstanding, which resulted in unamortized stock-based compensation expense of $70.0 million that is expected to be recognized over the remaining weighted average vesting period of 2.6 years.
Employee Restricted Stock Awards
The majority of our employee Restricted Stock Awards granted for fiscal 2024, 2023 and 2022 relate to our annual grants on November 1, 2023, November 1, 2022 and November 1, 2021, respectively. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest, but not to dividends declared on the underlying shares while the stock subject to the Restricted Stock Awards is unvested.
The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years. The majority of the PSUs granted cliff vest on the third anniversary of the grant date. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for the November 1, 2023 annual grant and 0% to 150% for the November 1, 2022 and November 1, 2021 annual grants.
Stock-based Awards Available for Grant
As of August 31, 2024, we had 3.7 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan.
In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.

17. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
Our 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Code. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Code. We match up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $14.2 million, $16.6 million and $12.0 million in matching contributions to employee 401(k) accounts during fiscal 2024, 2023 and 2022, respectively.
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
The Americas segment primarily sells to clients throughout North, Central, and South America. The EMEA segment primarily sells to clients in Europe, the Middle East, and Africa. The Asia Pacific segment primarily sells to clients in Asia and Australasia. Segment revenues reflect sales to our clients based on the geographic region where the sale originated.
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
Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$1,419,901	$563,128	$220,027	$2,203,056
Operating income(1)	$261,790	$282,963	$156,546	$701,299
Depreciation and amortization	$110,147	$7,171	$7,869	$125,187
Stock-based compensation	$51,601	$8,007	$3,893	$63,501
Capital expenditures(2)	$77,417	$3,835	$4,429	$85,681

Year Ended August 31, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$1,335,484	$539,843	$210,181	$2,085,508
Operating income(1)	$239,438	$243,028	$146,741	$629,207
Depreciation and amortization	$89,602	$7,305	$8,477	$105,384
Stock-based compensation	$51,574	$7,280	$3,184	$62,038
Capital expenditures(2)	$54,609	$2,317	$3,860	$60,786

Year Ended August 31, 2022	Americas	EMEA	Asia Pacific	Total
Revenues	$1,173,946	$484,279	$185,667	$1,843,892
Operating income(1)	$159,140	$196,231	$120,111	$475,482
Depreciation and amortization	$64,916	$11,794	$9,973	$86,683
Stock-based compensation	$45,319	$8,271	$2,413	$56,003
Capital expenditures(2)	$44,114	$1,427	$5,615	$51,156
(1)Includes asset impairment charges further disclosed in the Segment Asset Impairments section below.
(2)Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Asset Impairments
The following table reflects asset impairments by segment for each fiscal year in which impairment charges were incurred:

(in thousands)
Year Ended August 31, 2024	Americas	EMEA	Asia Pacific	Total
Lease ROU assets and PPE(1)	$—	$—	$3,443	$3,443
Intangible assets(2)	1,234	—	—	1,234
Total asset impairments	$1,234	$—	$3,443	$4,677

Year Ended August 31, 2023	Americas	EMEA	Asia Pacific	Total
Lease ROU assets and PPE(1)	$11,017	$7,009	$—	$18,026
Intangible assets(2)	7,920	—	—	7,920
Total asset impairments	$18,937	$7,009	$—	$25,946

Year Ended August 31, 2022	Americas	EMEA	Asia Pacific	Total
Lease ROU assets and PPE(1)	$57,647	$4,237	$321	$62,205
Intangible assets(2)	2,067	—	—	2,067
Total asset impairments	$59,714	$4,237	$321	$64,272
(1)Asset impairments of our lease ROU assets and related PPE associated with vacating certain leased office space to rightsize our real estate footprint. See Note 4, Fair Value Measures, Note 7, Property, Equipment and Leasehold Improvements and Note 11, Leases for additional information.
(2)Asset impairments related to Developed technology for fiscal 2024, Developed technology and Trade names for fiscal 2023 and Developed technology for fiscal 2022.

Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2024	2023
Segment Assets
Americas	$3,178,800	$3,148,192
EMEA	600,206	558,393
Asia Pacific	276,034	256,337
Total assets	$4,055,040	$3,962,922

Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where major subsidiaries are domiciled.
Geographic Revenues
The following table sets forth revenues by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2024	2023	2022
Revenues
United States	$1,340,350	$1,265,002	$1,106,602
United Kingdom	221,850	223,809	215,369
Other European Countries	341,278	316,034	268,910
All Other Countries	299,578	280,663	253,011
Total revenues	$2,203,056	$2,085,508	$1,843,892
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area. Long-lived assets consist of PPE, net and Lease ROU assets, net and excludes goodwill, intangible assets, deferred taxes and other assets.

(in thousands)	August 31,
	2024	2023
Long-lived Assets
United States	$108,208	$109,787
Philippines	46,191	55,934
India	22,159	25,223
United Kingdom	10,243	11,532
All Other Countries	26,206	25,468
Total long-lived assets	$213,007	$227,944
19. SUBSEQUENT EVENTS
On October 24, 2024, we agreed to acquire all of the outstanding shares of Platform Group Limited (“Irwin”) for a purchase price of $125.0 million on a cash-free, debt-free basis, subject to working capital adjustments. Irwin is a leading investor relations and capital markets platform for public companies and their advisors. We agreed to acquire Irwin to scale and expand our ability to offer workflow solutions to investor relations professionals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the annual period covered by this report, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the annual period covered by this report due to a material weakness in internal control over financial reporting.
Our management has identified certain control deficiencies related to the design and operation of our information technology (“IT”) general controls (“ITGCs”) that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, rise to a material weakness in internal control over financial reporting. The deficiencies related to program change management and user access in connection with segregation of duties and restriction to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. Management has also concluded the material weakness existed in the prior year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Consolidated Financial Statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Remediation Efforts
Management is committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to: (i) increasing timely reviews of IT system changes made; (ii) rationalizing access privileges for developer system users; (iii) implementing or modifying controls related to program change management and certain computer operations; and (iv) training of relevant personnel on the design and operation of any new or modified ITGCs.
These steps are subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We expect to complete these remediation measures as early as practicable in fiscal 2025. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.
No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that our remediation efforts will be fully effective. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended August 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2024 (the "Proxy Statement").
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included in Part I, Item 1. Business - Executive Officers of the Registrant of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required to be furnished by this Item 11 is incorporated herein by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be furnished by this Item 12 is incorporated herein by reference to our Proxy Statement.
Equity Compensation Plan Information
The following table summarizes, as of August 31, 2024, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,084,552	(1)	$319.07	(2)	3,981,788	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	2,084,552	(1)	$319.07	(2)	3,981,788	(4)
(1)Includes 1,822,913 shares issuable upon exercise of outstanding options, 168,969 shares issuable upon vesting of outstanding RSUs and 92,670 shares issuable upon the conversion of outstanding PSUs.
(2)Weighted average exercise price of outstanding options only.
(3)In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
(4)Includes 3,742,978 shares available for future issuance under the LTIP, 212,571 shares available for future issuance under the Director Plan, and 26,239 shares available for purchase under the ESPP.
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
2.Financial Statements Schedule
FactSet Research Systems Inc.
Schedule II – Valuation and Qualifying Accounts

(in thousands)
Description	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable Allowance:
2024	$7,769	$7,420	$(608)	$14,581
2023	$2,776	$6,668	$(1,675)	$7,769
2022	$6,431	$1,324	$(4,979)	$2,776
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements or notes thereto.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Second Amended and Restated Articles of Incorporation	8-K	001-11869	3.1	1/10/2023
3.2	FactSet Research Systems Inc. Amended and Restated By-Laws	8-K	001-11869	3.2	9/19/2024
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022

10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/9/2018
10.7	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	7/3/2024
10.8	Form of FactSet Research Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
10.9	Credit Agreement dated as of March 1, 2022, among FactSet Research Systems Inc., the Borrowing Subsidiaries party thereto, the Lenders party thereto, and PNC Bank, National Association, as the Administrative Agent	8-K	001-11869	4.5	3/1/2022
10.10	Separation Agreement and General Release of Claims dated April 26, 2022 between FactSet Research Systems Inc. and Gene Fernandez	10-Q	001-11869	10.1	7/1/2022
10.11	Separation Agreement and General Release of Claims by and between FactSet Research Systems Inc. and Linda Huber, dated July 22, 2024	8-K	001-11869	10.1	7/23/2024
19	FactSet Research Systems Inc. Securities and Insider Trading Policy					X
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	FactSet Research Systems Inc. Incentive Compensation Recoupment Policy	10-K	001-11869	97	10/27/2023
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101					X
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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 29, 2024	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 29, 2024
F. Philip Snow	(Principal Executive Officer)

/s/ HELEN L. SHAN	Executive Vice President, Chief Financial Officer	October 29, 2024
Helen L. Shan	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Managing Director, Controller and Chief Accounting Officer	October 29, 2024
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Director	October 29, 2024
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 29, 2024
Siew Kai Choy

/s/ MALCOLM FRANK	Director	October 29, 2024
Malcolm Frank

/s/ LAURIE G. HYLTON	Director	October 29, 2024
Laurie G. Hylton

/s/ JAMES J. MCGONIGLE	Director	October 29, 2024
James J. McGonigle

/s/ LEE SHAVEL	Director	October 29, 2024
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 29, 2024
Laurie Siegel

/s/ MARIA TERESA TEJADA	Director	October 29, 2024
Maria Teresa Tejada

/s/ ELISHA WIESEL	Director	October 29, 2024
Elisha Wiesel