Form 10-Q
period 2024-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2025-01-08
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2024 was 38,030,046.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2024
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three months ended November 30, 2024, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance and anticipated trends in our business. These statements are only predictions based on our current expectations, estimates, forecasts and projections about future events. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. There are many important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the numerous factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, that should be specifically considered.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended
	November 30,
(in thousands, except per share data)	2024	2023
Revenues	$568,667	$542,216
Operating expenses
Cost of services	258,779	251,621
Selling, general and administrative	118,553	101,555
Total operating expenses	377,332	353,176

Operating income	191,335	189,040

Other income (expense), net
Interest income	2,701	3,012
Interest expense	(14,400)	(16,738)
Other income (expense), net	103	(118)
Total other income (expense), net	(11,596)	(13,844)

Income before income taxes	179,739	175,196

Provision for income taxes	29,717	26,641
Net income	$150,022	$148,555

Basic earnings per common share	$3.95	$3.91
Diluted earnings per common share	$3.89	$3.84

Basic weighted average common shares	38,005	38,016
Diluted weighted average common shares	38,517	38,643

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Net income	$150,022	$148,555
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(3,189)	(1,654)
Foreign currency translation adjustment gains (losses)	(17,619)	1,908
Other comprehensive income (loss)	(20,808)	254
Comprehensive income	$129,214	$148,809
(1) Presented net of a tax benefit of $1,105 thousand and $588 thousand for the three months ended November 30, 2024 and November 30, 2023, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	November 30, 2024	August 31, 2024
ASSETS
Cash and cash equivalents	$289,168	$422,979
Investments	69,623	69,619
Accounts receivable, net of reserves of $15,755 at November 30, 2024 and $14,581 at August 31, 2024	252,521	228,054
Prepaid taxes	78,682	55,103
Prepaid expenses and other current assets	60,702	60,093
Total current assets	750,696	835,848
Property, equipment and leasehold improvements, net	81,524	82,513
Goodwill	1,092,202	1,011,129
Intangible assets, net	1,870,332	1,844,141
Deferred taxes	40,317	61,337
Lease right-of-use assets, net	117,514	130,494
Other assets	96,000	89,578
TOTAL ASSETS	$4,048,585	$4,055,040
LIABILITIES
Accounts payable and accrued expenses	$151,297	$178,250
Current debt	62,460	124,842
Current lease liabilities	31,434	31,073
Accrued compensation	51,760	93,279
Deferred revenues	157,062	159,761
Current taxes payable	44,551	40,391
Dividends payable	39,572	39,470
Total current liabilities	538,136	667,066
Long-term debt	1,296,643	1,241,131
Deferred taxes	15,048	8,452
Deferred revenues, non-current	914	1,344
Taxes payable	41,896	40,452
Long-term lease liabilities	161,372	177,521
Other liabilities	3,015	6,614
TOTAL LIABILITIES	$2,057,024	$2,142,580
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,830,024 and 42,598,915 shares issued; 38,049,811 and 37,952,270 shares outstanding at November 30, 2024 and August 31, 2024, respectively	428	426
Additional paid-in capital	1,531,278	1,478,839
Treasury stock, at cost: 4,780,213 and 4,646,645 shares at November 30, 2024 and August 31, 2024, respectively	(1,438,678)	(1,375,696)
Retained earnings	1,998,954	1,888,504
Accumulated other comprehensive loss	(100,421)	(79,613)
TOTAL STOCKHOLDERS’ EQUITY	$1,991,561	$1,912,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,048,585	$4,055,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,022	$148,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,717	27,068
Amortization of lease right-of-use assets	7,572	7,618
Stock-based compensation expense	13,592	14,310
Deferred income taxes	21,943	6,703
Other, net	890	3,860
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(23,377)	(9,758)
Prepaid expenses and other assets	(5,697)	(7,164)
Accounts payable and accrued expenses	(38,793)	31,284
Accrued compensation	(40,663)	(60,348)
Deferred revenues	(7,269)	(2,542)
Taxes payable, net of prepaid taxes	(17,806)	5,341
Lease liabilities, net	(9,759)	(9,783)
Net cash provided by operating activities	86,372	155,144

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(25,874)	(16,466)
Acquisition of businesses, net of cash and cash equivalents acquired	(115,199)	—
Purchases of investments	(3,987)	(8,753)
Net cash provided by (used in) investing activities	(145,060)	(25,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	55,000	—
Repayments of debt	(62,500)	(62,500)
Dividend payments	(39,246)	(37,053)
Proceeds from employee stock plans	38,850	28,404
Repurchases of common stock	(48,790)	(59,910)
Other financing activities	(13,385)	(13,505)
Net cash provided by (used in) financing activities	(70,071)	(144,564)

Effect of exchange rate changes on cash and cash equivalents	(5,052)	1,050
Net increase (decrease) in cash and cash equivalents	(133,811)	(13,589)
Cash and cash equivalents at beginning of period	422,979	425,444
Cash and cash equivalents at end of period	$289,168	$411,855
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended November 30, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income						150,022		150,022
Other comprehensive income (loss)							(20,808)	(20,808)
Common stock issued for employee stock plans	161,097	1	38,848	—	(170)			38,679
Vesting of restricted stock	70,012	1	(1)	29,093	(13,215)			(13,215)
Excise tax on share repurchases					(807)			(807)
Repurchases of common stock				104,475	(48,790)			(48,790)
Stock-based compensation expense			13,592					13,592
Dividends declared						(39,572)		(39,572)
Balance as of November 30, 2024	42,830,024	$428	$1,531,278	4,780,213	$(1,438,678)	$1,998,954	$(100,421)	$1,991,561

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended November 30, 2023

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						148,555		148,555
Other comprehensive income (loss)							254	254
Common stock issued for employee stock plans	125,104	1	28,403	146	(65)			28,339
Vesting of restricted stock	75,598	1	(1)	30,238	(13,439)			(13,439)
Repurchases of common stock				135,950	(59,910)			(59,910)
Stock-based compensation expense			14,310					14,310
Dividends declared						(37,299)		(37,299)
Balance as of November 30, 2023	42,297,330	$423	$1,366,343	4,237,590	$(1,195,491)	$1,616,352	$(86,887)	$1,700,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2024
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2024, we had more than 8,200 clients comprised of over 218,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS. Refer to Note 16, Segment Information for further discussion on our segments.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. As such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. The accompanying unaudited Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.
Reclassifications
During the three months ended November 30, 2024, Asset impairments were included within Selling, general and administrative ("SG&A") in the Consolidated Statements of Income and within Other, net in the Consolidated Statements of Cash Flows. We conformed the comparative figures for the three months ended November 30, 2023 to the current period presentation.
During the three months ended November 30, 2024, Prepaid expenses and other assets, previously included within Other, net, were presented as a separate component of Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We conformed the comparative figures for the three months ended November 30, 2023 to the current period presentation.

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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of November 30, 2024 and August 31, 2024, our accounts receivable reserve was $15.8 million and $14.6 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the three months ended November 30, 2024 and November 30, 2023. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the three months ended November 30, 2024 and November 30, 2023.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the three months ended November 30, 2024 and November 30, 2023. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three months ended November 30, 2024 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Income Statement - Disaggregation of Income Statement Expenses
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the footnotes to the financial statements. This ASU does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements. We are currently assessing the impact of the new requirements on our disclosures.
U.S. Securities and Exchange Commission ("SEC") Disclosures - The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require disclosure of certain climate-related information in various filings with the SEC. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. We are currently assessing the potential impact of the rule on our disclosures.

Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU amends the FASB Accounting Standards Codification ("the Codification") to remove references to various FASB Concepts Statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our interim and annual financial statements starting in fiscal 2026. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
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
Disclosure Improvements - Codification Amendment in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.

No other new accounting pronouncements issued or effective during the three months ended November 30, 2024 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by delivering client access to our multi-asset class solutions powered by our platform of connected data and technology that is available over the contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues through the CGS platform, a subscription-based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
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
The following table presents revenues disaggregated by segment:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Americas	$367,242	$348,367
EMEA	143,725	139,561
Asia Pacific	57,700	54,288
Total Revenues	$568,667	$542,216

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

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2024 and August 31, 2024. We did not have any transfers between levels of fair value measurements during the three months ended November 30, 2024 and the fiscal year ended August 31, 2024.

	Fair Value Measurements as of November 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$48,317	$—	$—	$48,317
Mutual funds(2)	—	69,623	—	69,623
Derivative instruments(3)	—	—	—	—
Total assets measured at fair value	$48,317	$69,623	$—	$117,940

Liabilities
Derivative instruments(3)	$—	$1,925	$—	$1,925
Contingent liabilities(4)	—	—	16,930	16,930
Total liabilities measured at fair value	$—	$1,925	$16,930	$18,855

	Fair Value Measurements as of August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,635	$—	$—	$129,635
Mutual funds(2)	—	69,619	—	69,619
Derivative instruments(3)	—	2,619	—	2,619
Total assets measured at fair value	$129,635	$72,238	$—	$201,873

Liabilities
Derivative instruments(3)	$—	$250	$—	$250
Contingent liability(4)	—	—	4,193	4,193
Total liabilities measured at fair value	$—	$250	$4,193	$4,443
(1) Our money market funds are readily convertible into cash. The net asset value of each fund on the last day of the reporting period is used to determine its fair value. Our money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of each underlying investment is based on observable inputs. Our mutual funds are included in Investments within the Consolidated Balance Sheets.
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
(4) Our contingent liabilities resulted from the acquisition of Platform Group Limited ("Irwin") during fiscal 2025 and the acquisition of another business during fiscal 2023. These liabilities reflect the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liabilities for fiscal 2025 and 2023 was $12.7 million and $7.9 million, respectively, and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liabilities is reduced by milestone achievement and remeasured each reporting period until the contingencies are resolved, with any changes in fair value recorded in SG&A within the Consolidated Statements of Income. Aside from milestone achievement, the remaining changes in the fair value of the contingent liabilities from their respective acquisition dates through November 30, 2024 were driven by the passage of time, with no changes made to key assumptions used in our fair value estimates. Refer to Note 6, Acquisitions for more information on the Irwin transaction.

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets that are measured at fair value on a non-recurring basis primarily include our PPE, lease right-of-use ("ROU") assets, goodwill and intangible assets. These assets are assessed for impairment whenever events or circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill. The fair values of these non-financial assets are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable information and discounted cash flow projections.
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt, which includes our Current debt and Long-term debt, at fair value on the Consolidated Balance Sheets. The carrying value of our debt is net of related unamortized discounts and debt issuance costs.
Our debt is comprised of our Senior Notes and 2022 Credit Facilities. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs. The fair value of our 2022 Credit Facilities is estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 11, Debt for definitions of, and more information on, our Senior Notes and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of November 30, 2024 and August 31, 2024:

		November 30, 2024		August 31, 2024
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$479,745	$500,000	$479,760
2032 Notes	Level 1	500,000	448,405	500,000	449,380
2022 Revolving Facility	Level 3	305,000	308,182	250,000	246,578
2022 Term Facility	Level 3	62,500	62,655	125,000	125,242
Total principal amount		$1,367,500	$1,298,987	$1,375,000	$1,300,960
Total unamortized discounts and debt issuance costs		(8,397)		(9,027)
Total net carrying value of debt		$1,359,103		$1,365,973
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
For highly effective cash flows hedges, the change in the derivative's fair value is recorded in Accumulated other comprehensive loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income during the three months ended November 30, 2024 and November 30, 2023.

Realized gains or losses from the settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income. There was no discontinuance of our cash flow hedges during the three months ended November 30, 2024 and November 30, 2023. As such, no corresponding gains or losses were reclassified into earnings prior to settlement during those respective periods.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the three months ended November 30, 2024 and November 30, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the second quarter of fiscal 2025 through the first quarter of fiscal 2026.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of November 30, 2024 and August 31, 2024:

	November 30, 2024			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£43,500	$55,341		£41,200	$52,372
Indian Rupee	Rs	4,347,919	51,300	Rs	4,651,351	55,200
Euro		€36,700	40,178		€43,800	48,183
Philippine Peso	₱	1,952,008	33,600	₱	1,850,674	32,400
Total			$180,419			$188,155
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion on our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2024. As of November 30, 2024, the notional amount of the 2024 Swap Agreement was $50.0 million. The 2024 Swap Agreement matures on February 28, 2025.
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
Refer to Note 11, Debt, for further discussion of our outstanding floating rate debt and refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report on Form 10-Q for further discussion of our exposure to interest rate risk on our outstanding floating rate debt.

Gross Notional Value and Fair Value of Derivative Instruments
The following is a summary of the gross notional values of our derivative instruments:

(in thousands)	Gross Notional Value
	November 30, 2024	August 31, 2024
Foreign currency forward contracts	$180,419	$188,155
Interest rate swap agreement	50,000	100,000
Total cash flow hedges	$230,419	$288,155
The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	November 30, 2024	August 31, 2024	Balance Sheet Classification	November 30, 2024	August 31, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$2,619	Accounts payable and accrued expenses	$1,842	$127
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	83	123
Total cash flow hedges		$—	$2,619		$1,925	$250

Derivative Recognition
The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the three months ended November 30, 2024 and November 30, 2023:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	November 30,			November 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023		2024	2023
Foreign currency forward contracts	$(4,135)	$217	SG&A	$199	$365
Interest rate swap agreement	(14)	10	Interest expense	(54)	2,104
Total cash flow hedges	$(4,149)	$227		$145	$2,469

As of November 30, 2024, we estimate that net pre-tax derivative losses of $1.9 million included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of November 30, 2024 and August 31, 2024, there were no material amounts recorded net in the Consolidated Balance Sheets.
6. ACQUISITIONS
Platform Group Limited ("Irwin")
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $123.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $12.7 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.

Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution. The Irwin purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired and the finalization of working capital adjustments. We expect to finalize the allocation of the purchase price for Irwin as soon as possible, but in any event, no later than one year from the acquisition date.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$3,574
Amortizable intangible assets
Trade names	1,400	10 years	Straight-line
Software technology	36,100	12 years	Straight-line
Client relationships	1,700	11 years	Straight-line
Goodwill	92,310
Current liabilities
Deferred revenues	(4,244)
Other current liabilities	(646)
Other liabilities	(7,002)
Total purchase price	$123,192
Goodwill totaling $92.3 million represents the excess of the Irwin purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas segment, subject to final allocation, and is not deductible for income tax purposes.
The results of Irwin's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA and Asia Pacific segments, beginning with the closing of the acquisition on November 5, 2024. Pro forma information has not been presented because the effect of the Irwin acquisition is not material to our Consolidated Financial Statements.
7. GOODWILL
Changes in the carrying value of goodwill by segment for the three months ended November 30, 2024 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
Acquisitions	92,310	—	—	92,310
Foreign currency translations	(643)	(10,541)	(53)	(11,237)
Balance at November 30, 2024	$796,121	$293,901	$2,180	$1,092,202
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
We tested our goodwill for impairment during the fourth quarter of fiscal 2024 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. No events or circumstances were identified during the three months ended November 30, 2024 that would indicate it is more likely than not that goodwill has been impaired.
8. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of November 30, 2024 and August 31, 2024:

	November 30, 2024				August 31, 2024
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$120,924	$1,462,076	$1,583,000	$109,930	$1,473,070
Client relationships	11 to 26	266,037	82,667	183,370	266,419	80,904	185,515
Developed technology	3 to 5	199,093	81,370	117,723	181,492	68,286	113,206
Software technology	3 to 12	178,579	117,606	60,973	143,685	117,189	26,496
Data content	7 to 20	83,497	38,886	44,611	84,374	38,725	45,649
Trade names	10	1,392	—	1,392	—	—	—
Non-compete agreements	4	290	103	187	290	85	205
Total		$2,311,888	$441,556	$1,870,332	$2,259,260	$415,119	$1,844,141
The weighted average useful life of our intangible assets as of November 30, 2024 was 31.4 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the three months ended November 30, 2024 and November 30, 2023. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Amortization expense	$29,872	$22,165
As of November 30, 2024, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2025 (remaining nine months)	$92,467
2026	116,708
2027	91,107
2028	68,980
2029	64,344
Thereafter	1,436,726
Total	$1,870,332

9. INCOME TAXES
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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Income before income taxes	$179,739	$175,196
Provision for income taxes	$29,717	$26,641
Effective tax rate	16.5%	15.2%
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
Our effective tax rate for the three months ended November 30, 2024 was 16.5%, compared with 15.2% for the three months ended November 30, 2023. This increase was primarily due to the revaluation of a deferred tax asset associated with a foreign tax rate change.
For the periods presented, our effective tax rates were lower than the statutory federal income tax rate primarily due to excess tax benefits from stock-based compensation, utilization of foreign tax credits, and research and development ("R&D") tax credits, partially offset by our net state taxes.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. After considering the applicable tax law changes associated with Pillar Two legislation, we determined there was no material impact to our provision for income taxes for the three months ended November 30, 2024.

10. LEASES
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
As of November 30, 2024, we recognized $117.5 million of Lease ROU assets, net and $192.8 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have a remaining lease term ranging from less than one year to just over 11 years. Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our lease term when it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of November 30, 2024:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2025 (remaining nine months)	$29,747
2026	38,036
2027	36,364
2028	32,056
2029	26,250
Thereafter	60,475
Total minimum lease payments	$222,928
Less: Imputed interest	30,122
Total lease liabilities	$192,806
The following table includes components of our occupancy costs:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Operating lease costs(1)	$7,572	$7,618
Variable lease costs(2)	$4,888	$4,489
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of November 30, 2024	As of August 31, 2024
Weighted average remaining lease term (in years)	6.7	6.9
Weighted average discount rate (IBR)	4.6%	4.6%

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$9,762	$9,850
Lease ROU assets obtained in exchange for lease liabilities(1)	$—	$911
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(5,529)	$—
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
11. DEBT
We elected not to carry our debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our debt obligations as of November 30, 2024 and August 31, 2024 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	November 30, 2024	August 31, 2024
Current debt
2022 Term Facility	3/1/2022	3/1/2025	$62,500	$125,000
Total unamortized debt issuance costs on Current debt			(40)	(158)
Total Current debt			$62,460	$124,842

Long-term debt
2022 Revolving Facility	3/1/2022	3/1/2027	$305,000	$250,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Total unamortized discounts and debt issuance costs			(8,357)	(8,869)
Total Long-term debt			$1,296,643	$1,241,131

Total debt			$1,359,103	$1,365,973
As of November 30, 2024, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2025 (remaining nine months)	$62,500
2026	—
2027	805,000
2028	—
2029	—
Thereafter	500,000
Total	$1,367,500
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the "2022 Revolving Facility"). During the three months ended November 30, 2024, we borrowed an additional $55.0 million under the 2022 Revolving Facility.
The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments of up to $750.0 million under the 2022 Revolving Facility from lenders or other financial institutions. The 2022 Revolving Facility, together with the 2022 Term Facility, are referred to as the "2022 Credit Facilities".
We used the March 1, 2022 borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay prior outstanding borrowings and to pay related transaction fees, costs and expenses.
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
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three months ended November 30, 2024, we repaid $62.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million. Since loan inception on March 1, 2022, we have repaid $937.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $812.5 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through November 30, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through November 30, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of November 30, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2024.
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
Refer to Note 5, Derivative Instruments for further discussion of the 2024 Swap Agreement and the 2022 Swap Agreement.

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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Interest expense on outstanding debt(1)	$14,367	$16,729
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
Income tax contingencies related to uncertain tax positions are accounted for in accordance with applicable accounting guidance. Refer to Note 2, Summary of Significant Accounting Policies - Income Taxes in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligations as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the three months ended November 30, 2024, there were no new material purchase obligations.

We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt, for information regarding lease commitments and outstanding debt obligations, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. As of both November 30, 2024 and August 31, 2024, we had $0.4 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2022 Revolving Facility since its inception. Refer to Note 11, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available at November 30, 2024, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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

During the first quarter of fiscal 2025 and the fourth quarter of fiscal 2024, we took charges of approximately $2.4 million and $54.0 million, respectively, related to this dispute and made corresponding payments of $56.4 million to the Commonwealth during the first quarter of fiscal 2025. In addition to reserves taken in prior fiscal years, this brought our total charge and cash payments with respect to this matter to approximately $66.2 million. We entered into an agreement with the Commonwealth which fully resolved all matters relating to the Sales Taxes and do not anticipate taking additional charges with respect to this matter.

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
13. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended
	November 30,
(in thousands, except share data)	2024	2023
Repurchases of common stock under the share repurchase program	104,475	135,950
Total cost of common stock repurchased under the share repurchase program(1)	$48,790	$59,910
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	29,093	30,384
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$13,385	$13,504
(1) For the three months ended November 30, 2024, amount excludes a 1% excise tax of $0.8 million on corporate stock repurchases required under the Inflation Reduction Act of 2022.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of November 30, 2024, $251.2 million remained authorized under our share repurchase program. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
In addition to our share repurchase program, we also acquire shares of our common stock from holders of our stock-based awards to satisfy withholding tax requirements due at vesting. Shares acquired from these holders do not reduce the amount authorized for repurchase under the share repurchase program.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the three months ended November 30, 2024 and November 30, 2023.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of November 30, 2024 and August 31, 2024 were as follows:

(in thousands)	November 30, 2024	August 31, 2024
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(1,346)	$1,843
Accumulated foreign currency translation adjustments	(99,075)	(81,456)
Total AOCL	$(100,421)	$(79,613)
14. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.
The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended
	November 30,
(in thousands, except per share data)	2024	2023
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$150,022	$148,555
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,005	38,016
Common stock equivalents associated with stock-based compensation plans	512	627
Shares used in the calculation of Diluted EPS	38,517	38,643
Basic EPS	$3.95	$3.91
Diluted EPS	$3.89	$3.84
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Stock options	721	—
Restricted stock units and Performance share units	98	96

15. STOCK-BASED COMPENSATION
Our stock-based compensation expense consists of:
•Stock options, restricted stock units ("RSUs") and performance share units ("PSUs") issued to eligible employees under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP").
•Stock options and RSUs issued to non-employee members of the Board of Directors ("non-employee directors") under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the "Director Plan").
•Common stock purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the "ESPP").
We measure and recognize stock-based compensation expense for all stock-based awards and purchases of common stock under the ESPP based on their estimated grant date fair value.
We utilize a lattice-binomial option-pricing model ("binomial model") to estimate the grant date fair value for our employee stock options and the Black-Scholes model to estimate the grant date fair value for non-employee director stock options and common stock purchased by eligible employees under our ESPP.
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

Stock-based Compensation Expense
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Stock-based compensation expense	$13,592	$14,310
There were no stock-based compensation costs capitalized in any periods presented. As of November 30, 2024, $161.6 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 3.4 years.
Employee Stock Option Awards
Our annual employee stock option grant, made during the first quarter of each fiscal year, makes up the majority of our employee stock options granted under the LTIP in each fiscal year.
The following table presents the employee stock options granted under the LTIP for the three months ended November 30, 2024 and November 30, 2023:

	Three Months Ended
	November 30,
	2024	2023
Stock options granted(1)	200,693	242,371
Weighted average exercise price	$458.80	$436.57
Weighted average grant date fair value	$133.10	$132.60
(1) Reflects the annual employee grant on November 1, 2024 and November 1, 2023, respectively which vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.
As part of the November 1, 2024 annual employee grant, the estimated grant date fair value, using the binomial model, leveraged the following assumptions:

November 1, 2024 Annual Employee Grant Details
Stock options granted	200,693
Risk-free interest rate	4.31% - 4.87%
Expected life (years)	6.62
Expected volatility	24.49%
Dividend yield	0.95%
Estimated fair value	$133.10
Exercise price	$458.80
Employee Restricted Stock Awards
Our annual employee Restricted Stock Awards grant, made during the first quarter of each fiscal year, makes up the majority of our employee Restricted Stock Awards granted under the LTIP in each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest, but not to dividends declared on the underlying shares while the stock, subject to the Restricted Stock Awards, is unvested.
The following table presents the employee Restricted Stock Awards granted under the LTIP for the three months ended November 30, 2024 and November 30, 2023:

	Three Months Ended
	November 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs Granted(1)	76,448	$445.89	64,187	$424.63
PSUs Granted(2)	33,756	$445.97	36,860	$424.63
Performance adjustment - PSUs(3)	7,364	$424.01	14,472	$306.33
Total Restricted Stock Awards	117,568		115,519
(1) Reflects the annual employee grant on November 1, 2024 and November 1, 2023, respectively which vest 20% annually on the anniversary date of the grant and are fully vested after five years.
(2) Reflects the annual employee grant on November 1, 2024 and November 1, 2023, respectively, which cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for both the November 1, 2024 and November 1, 2023 annual grants.
(3) Additional PSUs were granted during the first quarter of fiscal 2025 and fiscal 2024 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021 and November 9, 2020, respectively.

Stock-based Awards Available for Grant
As of November 30, 2024, we had 3.3 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan. In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
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

The following tables reflect the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2024
Revenues	$367,242	$143,725	$57,700	$568,667
Operating income	$81,798	$69,038	$40,499	$191,335
Capital expenditures(1)	$24,954	$375	$545	$25,874

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended November 30, 2023
Revenues	$348,367	$139,561	$54,288	$542,216
Operating income	$80,848	$68,865	$39,327	$189,040
Capital expenditures(1)	$14,778	$961	$727	$16,466
(1) Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of November 30, 2024 and August 31, 2024:

(in thousands)	November 30, 2024	August 31, 2024
Segment Assets
Americas	$3,301,189	$3,178,800
EMEA	527,332	600,206
Asia Pacific	220,064	276,034
Total assets	$4,048,585	$4,055,040

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of November 30, 2024, we had more than 8,200 clients comprised of over 218,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer data, products and analytical applications by firm type:
•"Institutional Buyside" focuses on global asset managers, asset owners, and hedge fund professionals,
•"Dealmakers" focuses on investment bankers, sell-side research analysts, corporate users, investor relations officers and private equity and venture capital professionals,
•"Wealth" focuses on wealth management clients, and

•"Partnerships and CGS": "Partnerships" delivers solutions to firms in the financial services ecosystem including data, analytics and technology platform providers. "CGS" is a leader in securities identification, managed on behalf of the American Bankers Association to bring reliability to all sectors of the global financial markets.
Refer to Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our segments.
Business Strategy
We strive to be a trusted enterprise partner and service provider to our clients across the financial services spectrum, delivering relevant intelligence, insights and execution solutions tailored to our clients' business models.

We are focused on growing our global business through three strategically aligned geographic segments: the Americas, EMEA and Asia Pacific. This approach allows us to better manage resources, target solutions and interact with clients effectively.

To execute our strategy, we are focused on three core pillars and primary areas of investment:
•Expanding our data offerings: We continue to scale up our data ecosystem to provide a comprehensive inventory of industry, proprietary and third-party data. This includes granular data for key industry verticals, real-time market data, fund data and sustainable finance. We believe that our breadth of high-quality, connected data will serve as critical raw material for large language models. In addition to using our growing data catalog to power our artificial intelligence ("AI") powered workstation products, we aim to continue to expand our data delivery capabilities in the cloud and through other methods to advance our position as an enterprise data provider for our clients.
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
Fiscal 2025 First Quarter in Review
Revenues in the first quarter of fiscal 2025 were $568.7 million, an increase of 4.9% from the comparable prior year period. This 4.9% growth in revenues was driven by a 4.7% increase in organic revenues, a 0.1% increase from acquisition-related revenues and a net increase of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. Revenues increased due to higher demand and price increases primarily from workstations, CGS and data solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of November 30, 2024, organic annual subscription value ("Organic ASV") totaled $2,258.8 million, an increase of 4.5% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definitions of Organic ASV.
Operating margin decreased to 33.6% during the three months ended November 30, 2024, compared with 34.9% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher amortization of intangible assets and professional fees, partially offset by growth in revenues and a decrease in employee compensation costs. Diluted earnings per common share ("Diluted EPS") for the three months ended November 30, 2024 was $3.89, an increase of 1.3% compared with the prior year period.
We returned $88.0 million to our stockholders in the form of share repurchases and dividends during the three months ended November 30, 2024.

As of November 30, 2024, our client and user count was 8,249 and 218,267, respectively. Our employee headcount was 12,575 as of November 30, 2024, up 0.5% compared to the prior year. This increase was driven by net headcount growth of 1.4% in Asia Pacific and 0.3% in EMEA, while the Americas experienced a net headcount reduction of 2.6%.
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

Beginning in fiscal 2025, we are reporting Organic ASV, rather than Organic ASV plus professional services, to focus on the recurring nature of our revenues. This underscores the shift of FactSet's offerings toward providing more managed services and less project-based services.
Organic ASV
The following table presents the calculation of Organic ASV as of November 30, 2024. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of November 30, 2024
ASV	$2,265.9
Currency impact(1)	2.0
Acquisition ASV(2)	(9.1)
Organic ASV	$2,258.8
Organic ASV annual growth rate	4.5%
(1)The impact from foreign currency movements.
(2)Acquired ASV from acquisitions completed within the last 12 months.
As of November 30, 2024, Organic ASV was $2,258.8 million, an increase of 4.5% compared with November 30, 2023. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was driven by higher sales to existing clients, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. These higher sales and price increases were primarily attributable to workstations and, to a lesser extent, CGS.

Segment ASV
As of November 30, 2024, ASV from the Americas represented 65% of total ASV and was $1,464.5 million, an increase from $1,393.1 million as of November 30, 2023. Americas Organic ASV was $1,456.4 million as of November 30, 2024, a 4.5% increase from the prior year period. The Organic ASV increase in the Americas was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS.
As of November 30, 2024, ASV from EMEA represented 25% of total ASV and was $572.4 million, an increase from $551.7 million as of November 30, 2023. EMEA Organic ASV was $572.4 million as of November 30, 2024, a 3.6% increase from the prior year period. The EMEA Organic ASV increase was driven by higher demand and price increases mainly from middle office solutions, data solutions and CGS.
As of November 30, 2024, ASV from Asia Pacific represented 10% of total ASV and was $229.0 million, an increase from $214.6 million as of November 30, 2023. Asia Pacific Organic ASV was $230.0 million as of November 30, 2024, a 7.0% increase from the prior year period. The Asia Pacific Organic ASV increase was driven by higher demand and price increases primarily from data solutions and workstations.

Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of November 30, 2024 were 4.3% and 3.5%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year period, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remaining Organic ASV is derived from sell-side firms, primarily including broker-dealers, banking and advisory firms, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of November 30, 2024	As of November 30, 2023	Change
Clients(1)(2)	8,249	7,945	3.8%
Users(2)	218,267	207,083	5.4%
(1)The client count includes clients with ASV of $10,000 and above.
(2)The client and user count does not reflect the acquisition of Platform Group Limited ("Irwin").
Our total client count was 8,249 as of November 30, 2024, a net increase of 3.8% or 304 clients in the last 12 months, mainly due to an increase in corporate clients and wealth management clients.
As of November 30, 2024, there were 218,267 professionals using FactSet, representing a net increase of 5.4% or 11,184 users in the last 12 months, primarily driven by an increase in wealth users.
Annual ASV retention was greater than 95% of ASV for the period ended November 30, 2024 and November 30, 2023. When expressed as a percentage of clients, annual retention was 91% for the period ended November 30, 2024, compared with 90% for the period ended November 30, 2023.
Employee Headcount
As of November 30, 2024, our net employee headcount increased by 0.5% to 12,575, compared with 12,515 employees as of November 30, 2023. This net headcount growth was primarily driven by an increase in employees based in India, as a result of our continued investment in our centers of excellence ("COEs"). Approximately 68% of our employees are located in our COEs.
As of November 30, 2024, compared to November 30, 2023, our net headcount growth was 1.4% in Asia Pacific and 0.3% in EMEA, while the Americas experienced a net headcount reduction of 2.6%. As of November 30, 2024, we had 8,715 employees located in Asia Pacific, 2,436 in the Americas and 1,424 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2024 and November 30, 2023, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended
	November 30,		% Change
(in thousands, except per share data)	2024	2023
Revenues	$568,667	$542,216	4.9%
Cost of services	258,779	251,621	2.8%
Selling, general and administrative	118,553	101,555	16.7%
Operating income	$191,335	$189,040	1.2%

Net income	$150,022	$148,555	1.0%
Diluted weighted average common shares	38,517	38,643
Diluted EPS	$3.89	$3.84	1.3%
Revenues
Three months ended November 30, 2024 compared with three months ended November 30, 2023
Revenues for the three months ended November 30, 2024 were $568.7 million, an increase of 4.9%. This 4.9% growth in revenues was driven by a 4.7% increase in organic revenues, which totaled $567.7 million for the three months ended November 30, 2024, a 0.1% increase from acquisition-related revenues and a net increase of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was driven by higher demand and price increases primarily from workstations, CGS and data solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2024	2023
Americas	$367,242	$348,367	5.4%
% of revenues	64.6%	64.3%
EMEA	$143,725	$139,561	3.0%
% of revenues	25.3%	25.7%
Asia Pacific	$57,700	$54,288	6.3%
% of revenues	10.1%	10.0%
Consolidated	$568,667	$542,216	4.9%
Three months ended November 30, 2024 compared with three months ended November 30, 2023
Americas
Americas revenues increased 5.4% to $367.2 million during the three months ended November 30, 2024, compared with $348.3 million from the same period a year ago. This growth in revenues was reflective of a 5.2% increase in organic revenues and a 0.2% increase from acquisition-related revenues. The increase in revenues was driven by higher demand and price increases primarily from workstations and, to a lesser extent, CGS.

EMEA
EMEA revenues increased 3.0% to $143.8 million during the three months ended November 30, 2024, compared with $139.6 million from the same period a year ago. This growth in revenues was reflective of organic revenues growth of 2.7%, a net increase of 0.2% from foreign currency exchange rate fluctuations and a 0.1% increase from acquisition-related revenues. The increase in revenues was driven by higher demand and price increases primarily from middle office solutions, CGS and data solutions.
Asia Pacific
Asia Pacific revenues increased 6.3% to $57.7 million during the three months ended November 30, 2024, compared with $54.3 million from the same period a year ago. This growth in revenues was reflective of a 6.2% increase in organic revenues and a 0.1% increase from acquisition-related revenues. The increase in revenues was driven by higher demand and price increases primarily from workstations and data solutions.
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
The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2024	2023	% Change
Cost of services	$258,779	$251,621	2.8%
SG&A	118,553	101,555	16.7%
Total operating expenses	$377,332	$353,176	6.8%

Operating income	$191,335	$189,040	1.2%
Operating margin	33.6%	34.9%
Cost of Services
Three months ended November 30, 2024 compared with three months ended November 30, 2023
Cost of services increased 2.8% to $258.8 million for the three months ended November 30, 2024, compared with $251.6 million for the same period a year ago, primarily due to an increase in amortization of intangible assets, partially offset by a decrease in employee compensation costs.
Cost of services, when expressed as a percentage of revenues, was 45.5% for the three months ended November 30, 2024, a decrease of 90 basis points compared with the same period a year ago. This decrease was primarily due to lower employee compensation costs, partially offset by an increase in amortization of intangible assets.

When expressed as a percentage of revenues:
•Employee compensation costs decreased by 180 basis points primarily driven by a decrease in variable compensation costs.
•Amortization of intangible assets increased 120 basis points mainly due to higher amortization from increased capitalized costs related to the development of our internal-use software.
Selling, General and Administrative
Three months ended November 30, 2024 compared with three months ended November 30, 2023
SG&A increased 16.7% to $118.6 million for the three months ended November 30, 2024, compared with $101.6 million from the same period a year ago, primarily driven by higher employee compensation costs and professional fees.

SG&A, when expressed as a percentage of revenues, was 20.8% for the three months ended November 30, 2024, an increase of 210 basis points compared with the same period a year ago. This increase was primarily driven by higher employee compensation costs and professional fees.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 100 basis points, primarily driven by an increase in variable compensation costs, higher restructuring charges (as the prior year benefited from the release of certain severance-related accruals) and an increase in employee-benefit costs driven by lower capitalized SG&A expenses associated with the development of our internal-use software.
•Professional fees increased by 70 basis points mainly due to costs incurred in connection with the acquisition of Irwin.
Operating Income and Operating Margin
Three months ended November 30, 2024 compared with three months ended November 30, 2023
Operating income increased 1.2% to $191.3 million for the three months ended November 30, 2024, compared with $189.0 million in the prior year period. This increase was primarily driven by growth in revenues, partially offset by an increase in amortization of intangible assets, employee compensation costs and professional fees. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.1 million for the three months ended November 30, 2024 compared with the three months ended November 30, 2023.
Operating margin decreased to 33.6% during the three months ended November 30, 2024, compared with 34.9% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher amortization of intangible assets and professional fees, partially offset by growth in revenues and a decrease in employee compensation costs.
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2024	2023
Americas	$81,798	$80,848	1.2%
EMEA	69,038	68,865	0.3%
Asia Pacific	40,499	39,327	3.0%
Total Operating Income	$191,335	$189,040	1.2%

Three months ended November 30, 2024 compared with three months ended November 30, 2023
Americas
Americas operating income increased 1.2% to $81.8 million during the three months ended November 30, 2024, compared with $80.8 million in the same period a year ago. This increase was primarily due to growth in revenues of 5.4%, partially offset by higher amortization of intangible assets and employee compensation costs. Amortization of intangible assets increased mainly due to higher amortization from increased capitalized costs related to the development of our internal-use software. Employee compensation costs increased primarily due to higher variable compensation costs.
EMEA
EMEA operating income increased 0.3% to $69.0 million during the three months ended November 30, 2024, compared with $68.9 million in the same period a year ago. This increase was primarily due to growth in revenues of 3.0%, partially offset by an increase in bad debt expense.
Asia Pacific
Asia Pacific operating income increased 3.0% to $40.5 million during the three months ended November 30, 2024, compared with $39.3 million in the same period a year ago. This increase was mainly due to growth in revenues of 6.3%, partially offset by an increase in employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 120 employees, partially offset by a decrease in variable compensation costs and post-employment benefits.

Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2024	2023	% Change
Income before income taxes	$179,739	$175,196	2.6%
Provision for income taxes	$29,717	$26,641	11.5%
Effective tax rate	16.5%	15.2%
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
Our effective tax rate for the three months ended November 30, 2024 was 16.5%, compared with 15.2% for the three months ended November 30, 2023. This increase was primarily due to the revaluation of a deferred tax asset associated with a foreign tax rate change.
For the periods presented, our effective tax rates were lower than the statutory federal income tax rate primarily due to excess tax benefits from stock-based compensation, utilization of foreign tax credits, and research and development ("R&D") tax credits, partially offset by our net state taxes.

Net Income and Diluted EPS

	Three Months Ended
	November 30,
(in thousands, except per share data)	2024	2023	% Change
Net income	$150,022	$148,555	1.0%
Diluted weighted average common shares	38,517	38,643	(0.3)%
Diluted EPS	$3.89	$3.84	1.3%
The increase in Net income and Diluted EPS for the three months ended November 30, 2024, compared to the respective prior year period, was primarily driven by higher operating income and a decrease in interest expense, partially offset by an increase in the provision for income taxes.
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
Organic revenues exclude the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2024	2023
Revenues	$568,667	$542,216	4.9%
Acquisition revenues	(696)	—
Currency impact	(298)	—
Organic revenues	$567,673	$542,216	4.7%

The table below provides an unaudited reconciliation of Operating income, operating margin, Net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of acquisition-related intangible asset amortization and non-recurring items. EBITDA represents earnings before interest expense, provision for income taxes and depreciation and amortization.

	Three Months Ended
	November 30,
(in thousands, except per share data)	2024	2023	% Change
Operating income	$191,335	$189,040	1.2%
Intangible asset amortization	16,581	17,344
Business acquisitions and related costs	3,753	—
Sales tax dispute(1)	2,398	—
Restructuring/Severance	(317)	(2,419)
Adjusted operating income	$213,750	$203,965	4.8%
Operating margin	33.6%	34.9%
Adjusted operating margin(2)	37.6%	37.6%
Net income	$150,022	$148,555	1.0%
Intangible asset amortization	12,397	12,368
Business acquisitions and related costs	2,806	—
Sales tax dispute(1)	1,793	—
Restructuring/Severance	(237)	(1,725)
Income tax items	1,351	(71)
Adjusted net income(3)	$168,132	$159,127	5.7%
Net income	$150,022	$148,555	1.0%
Interest expense	14,400	16,738
Income taxes	29,717	26,641
Depreciation and amortization expense	35,717	27,068
EBITDA	$229,856	$219,002	5.0%
Diluted EPS	$3.89	$3.84	1.3%
Intangible asset amortization	0.32	0.32
Business acquisitions and related costs	0.08	—
Sales tax dispute(1)	0.05	—
Restructuring/Severance	(0.01)	(0.04)
Income tax items	0.04	0.00
Adjusted diluted EPS(3)	$4.37	$4.12	6.1%
Weighted average common shares (diluted)	38,517	38,643
(1)Sales tax dispute relates to a resolved matter with the Massachusetts Department of Revenue.
(2)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(3)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended November 30, 2024 and November 30, 2023 were taxed at an adjusted tax rate of 25.2% and 28.7%, respectively.

Liquidity and Capital Resources
As of November 30, 2024, Cash and cash equivalents were $289.2 million, compared with $423.0 million as of August 31, 2024. Refer to Summary of Cash Flows within this section below, for more information on cash flows during the first quarter of fiscal 2025.

Our cash and cash equivalents are held in numerous locations throughout the world, with $130.8 million in the Americas, $100.5 million in EMEA (predominantly in the UK) and the remaining $57.9 million in Asia Pacific (predominantly in the Philippines and India) as of November 30, 2024.
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
Sources of Liquidity
Debt and Swap Agreements
2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed an aggregate principal amount of $1.0 billion under its senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under its senior unsecured revolving credit facility (the "2022 Revolving Facility"). During the three months ended November 30, 2024, we borrowed an additional $55.0 million under the 2022 Revolving Facility.
The 2022 Term Facility matures on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. We may seek additional commitments of up to $750.0 million under the 2022 Revolving Facility from lenders or other financial institutions. The 2022 Revolving Facility, together with the 2022 Term Facility, are referred to as the "2022 Credit Facilities".
We used the March 1, 2022 borrowings, along with the net proceeds from the issuance of the Senior Notes (as defined below) and cash on hand, to finance the consideration for the CGS acquisition, to repay prior outstanding borrowings and to pay related transaction fees, costs and expenses.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three months ended November 30, 2024, we repaid $62.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $50.0 million. Since loan inception on March 1, 2022, we have repaid $937.5 million under the 2022 Term Facility, inclusive of voluntary prepayments of $812.5 million. As of November 30, 2024, we had short-term liquidity requirements of $62.5 million related to the outstanding balance of the 2022 Term Facility which becomes due March 1, 2025.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through November 30, 2024, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is currently payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through November 30, 2024.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of November 30, 2024. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of November 30, 2024.
Refer to Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion of the 2022 Credit Agreement.
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. The 2024 Swap Agreement matures on February 28, 2025. Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on the 2024 Swap Agreement.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $88.0 million and $97.0 million to our stockholders in the form of share repurchases and dividends during the three months ended November 30, 2024 and November 30, 2023, respectively. Over the last 12 months, we returned $377.0 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three months ended November 30, 2024 and November 30, 2023, we repurchased 104,475 shares for $48.8 million and 135,950 shares for $59.9 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of November 30, 2024, $251.2 million remained authorized under our share repurchase program. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
During the three months ended November 30, 2024 and November 30, 2023, we paid dividends of $39.2 million and $37.1 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Capital Expenditures
For the three months ended November 30, 2024, capital expenditures increased by 57.1% to $25.9 million, compared with $16.5 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software.
Acquisitions
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $123.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $12.7 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution. Refer to Note 6, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion of this acquisition.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligations as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the three months ended November 30, 2024, there were no new material contractual obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$86,372	$155,144	$(68,772)
Net cash provided by (used in) investing activities	(145,060)	(25,219)	(119,841)
Net cash provided by (used in) financing activities	(70,071)	(144,564)	74,493
Effect of exchange rate changes on cash and cash equivalents	(5,052)	1,050	(6,102)
Net increase (decrease) in cash and cash equivalents	$(133,811)	$(13,589)	$(120,222)
Operating
For the three months ended November 30, 2024, net cash provided by operating activities was $86.4 million, which included net income of $150.0 million, non-cash charges of $79.8 million and a net cash outflow of $143.4 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and deferred income taxes. The change in our working capital was primarily driven by cash outflows related to payments of our annual variable compensation, payments to resolve an outstanding sales tax dispute and timing of income tax and vendor payments.
For the three months ended November 30, 2023, net cash provided by operating activities was $155.1 million, which included net income of $148.6 million, non-cash charges of $59.5 million and a net cash outflow of $53.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and stock-based compensation expense. The change in our working capital was primarily driven by a cash outflow related to our annual variable compensation payment, partially offset by the timing of payments related to accrued expenses.

Investing
For the three months ended November 30, 2024, net cash used in investing activities was $145.1 million. The cash used in investing activities primarily consisted of $115.2 million of acquisition-related consideration, mainly related to the Irwin transaction, and $25.9 million of capital expenditures driven by the capitalization of internal-use software development costs.
For the three months ended November 30, 2023, net cash used in investing activities was $25.2 million. The cash used in investing activities was primarily related to capital expenditures of $16.5 million mainly due to the capitalization of compensation costs related to the development of our internal-use software and investments in network-related equipment.
Financing
For the three months ended November 30, 2024, net cash used in financing activities was $70.1 million, consisting mainly of $62.5 million related to the partial repayment of the 2022 Term Facility and $48.8 million of share repurchases, partially offset by $55 million of proceeds related to additional borrowings under the 2022 Revolving Facility.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$86,372	$155,144	$(68,772)
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(25,874)	(16,466)	(9,408)
Free cash flow	$60,498	$138,678	$(78,180)
We generated free cash flow of $60.5 million during the three months ended November 30, 2024, a decrease of $78.2 million compared with the same period a year ago. This decrease was driven by a $68.8 million reduction in cash provided by operating activities, primarily due to an increase in working capital requirements, and higher capitalized costs mainly related to the development of our internal-use software. The increase in working capital was mainly due to the resolution of a sales tax dispute and the timing of income tax and vendor payments.
Off-Balance Sheet Arrangements
As of November 30, 2024 and August 31, 2024, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 11, Debt and Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of November 30, 2024 and August 31, 2024, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the three months ended November 30, 2024 and November 30, 2023, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the second quarter of fiscal 2025 through the first quarter of fiscal 2026.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of:

	November 30, 2024			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£43,500	$55,341		£41,200	$52,372
Indian Rupee	Rs	4,347,919	51,300	Rs	4,651,351	55,200
Euro		€36,700	40,178		€43,800	48,183
Philippine Peso	₱	1,952,008	33,600	₱	1,850,674	32,400
Total			$180,419			$188,155
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the three months ended November 30, 2024.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There were no significant changes in our critical accounting estimates during the three months ended November 30, 2024.
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

Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the three months ended November 30, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2024, the hedge maturity periods of our outstanding foreign currency forward contracts range from the second quarter of fiscal 2025 through the first quarter of fiscal 2026. Foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $1.1 million for the three months ended November 30, 2024, when compared to the same respective period a year ago. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of November 30, 2024, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $17 million as of November 30, 2024 and decreased our operating income, excluding these forward contracts, by an estimated $11 million for three months ended November 30, 2024. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended
	November 30,
(in thousands)	2024	2023
Foreign currency translation adjustment gains (losses)	$(17,619)	$1,908
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of November 30, 2024, we had Cash and cash equivalents of $289.2 million and Investments of $69.6 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Debt
As of November 30, 2024, our outstanding floating rate debt included $62.5 million under the 2022 Term Facility and $305.0 million under the 2022 Revolving Facility. As of November 30, 2024, the outstanding borrowings under the 2022 Credit

Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2024 Swap Agreement on March 1, 2024, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. As of November 30, 2024, the 2024 Swap Agreement has a notional amount of $50.0 million and matures on February 28, 2025.
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure is limited to the outstanding principal balance of our floating rate debt under our 2022 Credit Facilities in excess of our swap agreements. As of November 30, 2024, our interest rate exposure on our floating rate debt, net of our 2024 Swap Agreement, was $317.5 million. Assuming the principal balance of our outstanding floating rate debt, net of the 2024 Swap Agreement, remained at $317.5 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of November 30, 2024.
Refer to Note 5, Derivative Instruments and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our swap agreements and outstanding borrowings as of November 30, 2024, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our Consolidated Financial Statements for the year ended August 31, 2024, our disclosure controls and procedures were not effective as of November 30, 2024.
Notwithstanding the material weakness, management has concluded the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
As included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, management identified certain control deficiencies related to the design and operation of our information technology (“IT”) general controls (“ITGCs”) that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, rise to a material weakness in internal control over financial reporting. The deficiencies related to program change management and user access in connection with segregation of duties and restriction to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. Management has also concluded the material weakness existed in the prior year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. We have developed and are implementing a remediation plan for the material weakness, which is described below.

Remediation Efforts
Management is committed to remediating the material weakness in a timely manner. We are in the process of implementing and enhancing our internal controls related to the design and operation of our ITGCs that support our revenues, accounts receivable, and deferred revenues processes. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, our remediation plan includes, but is not limited to: (i) increasing timely reviews of IT system changes made; (ii) rationalizing access privileges for developer system users; (iii) implementing or modifying controls related to program change management and certain computer operations; and (iv) training of relevant personnel on the design and operation of any new or modified ITGCs.
These steps are subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weakness. We believe that these actions, collectively, will remediate the material weakness identified. However, we will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We expect to complete these remediation measures as early as practicable in fiscal 2025. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.
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
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements included in Part I, Item 1., to this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended November 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
September 2024	4,775	$438.50	4,775	$297,906
October 2024	56,898	$460.35	56,575	$271,862
November 2024	71,895	$471.36	43,125	$251,210
Total	133,568		104,475
(1)Includes 104,475 shares purchased under the stock repurchase program, as well as 29,093 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases, which are available during fiscal 2025. As of November 30, 2024, $251.2 million remained authorized under our share repurchase program. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

Trading Arrangements
On September 26, 2024, we entered into an agreement to adopt a trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1 of the Exchange Act. The arrangement provides for the repurchase of up to $250 million of our common stock during the period from September 27, 2024 through August 28, 2025 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On September 26, 2024, F. Philip Snow, our Chief Executive Officer, adopted a trading plan for the monthly exercise of non-qualified stock options and the sale of shares of FactSet common stock issued upon exercise of those options, with an effective date of January 2, 2025 and an expiration date of December 5, 2025. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Pursuant to the plan, the aggregate number of options to be exercised, and the aggregate number of shares of common stock to be sold upon exercise of those options, is not to exceed 36,000.
None of our other directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the three months ended November 30, 2024.

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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 8, 2025	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)