Form 10-Q
period 2025-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2025-04-04
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 28, 2025 was 37,947,057.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2025
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

Special Note Regarding Forward-Looking Statements
FactSet Research Systems Inc. has made statements under the captions Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A. Risk Factors, and in other sections of this Quarterly Report on Form 10-Q for the three and six months ended February 28, 2025, that are forward-looking statements. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$570,660	$545,945	$1,139,327	$1,088,161
Operating expenses
Cost of services	269,604	255,142	528,383	506,763
Selling, general and administrative	115,564	108,861	234,117	210,416
Total operating expenses	385,168	364,003	762,500	717,179

Operating income	185,492	181,942	376,827	370,982

Other income (expense), net
Interest income	273	2,847	2,974	5,859
Interest expense	(13,916)	(16,599)	(28,316)	(33,337)
Other income (expense), net	471	455	574	337
Total other income (expense), net	(13,172)	(13,297)	(24,768)	(27,141)

Income before income taxes	172,320	168,645	352,059	343,841

Provision for income taxes	27,460	27,705	57,177	54,346
Net income	$144,860	$140,940	$294,882	$289,495

Basic earnings per common share	$3.81	$3.70	$7.76	$7.61
Diluted earnings per common share	$3.76	$3.65	$7.66	$7.49

Basic weighted average common shares	38,015	38,103	38,010	38,059
Diluted weighted average common shares	38,510	38,650	38,513	38,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Net income	$144,860	$140,940	$294,882	$289,495
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(406)	(1,186)	(3,595)	(2,840)
Foreign currency translation adjustment gains (losses)	(11,926)	(2,956)	(29,545)	(1,048)
Other comprehensive income (loss)	(12,332)	(4,142)	(33,140)	(3,888)
Comprehensive income	$132,528	$136,798	$261,742	$285,607
(1) Presented net of a tax benefit of $154 thousand and $419 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively. Presented net of a tax benefit of $1,259 thousand and $1,007 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	February 28, 2025	August 31, 2024
ASSETS
Cash and cash equivalents	$278,548	$422,979
Investments	8,471	69,619
Accounts receivable, net of reserves of $14,998 at February 28, 2025 and $14,581 at August 31, 2024	277,636	228,054
Prepaid taxes	75,931	55,103
Prepaid expenses and other current assets	67,055	60,093
Total current assets	707,641	835,848
Property, equipment and leasehold improvements, net	79,739	82,513
Goodwill	1,245,315	1,011,129
Intangible assets, net	1,935,488	1,844,141
Deferred taxes	53,546	61,337
Lease right-of-use assets, net	118,129	130,494
Other assets	101,584	89,578
TOTAL ASSETS	$4,241,442	$4,055,040
LIABILITIES
Accounts payable and accrued expenses	$131,103	$178,250
Current debt	—	124,842
Current lease liabilities	32,560	31,073
Accrued compensation	70,846	93,279
Deferred revenues	177,325	159,761
Current taxes payable	30,483	40,391
Dividends payable	39,511	39,470
Total current liabilities	481,828	667,066
Long-term debt	1,472,162	1,241,131
Deferred taxes	14,772	8,452
Deferred revenues, non-current	446	1,344
Taxes payable	46,313	40,452
Long-term lease liabilities	158,419	177,521
Other liabilities	10,585	6,614
TOTAL LIABILITIES	$2,184,525	$2,142,580
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,910,088 and 42,598,915 shares issued; 37,991,384 and 37,952,270 shares outstanding at February 28, 2025 and August 31, 2024, respectively	429	426
Additional paid-in capital	1,569,319	1,478,839
Treasury stock, at cost: 4,918,704 and 4,646,645 shares at February 28, 2025 and August 31, 2024, respectively	(1,504,381)	(1,375,696)
Retained earnings	2,104,303	1,888,504
Accumulated other comprehensive loss	(112,753)	(79,613)
TOTAL STOCKHOLDERS’ EQUITY	$2,056,917	$1,912,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,241,442	$4,055,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended
	February 28,	February 29,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$294,882	$289,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,127	58,650
Amortization of lease right-of-use assets	15,177	15,263
Stock-based compensation expense	30,139	30,962
Deferred income taxes	8,763	5,632
Other, net	3,268	7,034
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(46,225)	(39,468)
Prepaid expenses and other assets	(3,889)	(14,690)
Accounts payable and accrued expenses	(61,915)	10,377
Accrued compensation	(21,470)	(40,456)
Deferred revenues	11,934	22,133
Taxes payable, net of prepaid taxes	(24,810)	(26,150)
Lease liabilities, net	(19,654)	(19,840)
Net cash provided by operating activities	260,327	298,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(49,610)	(38,383)
Acquisition of businesses, net of cash and cash equivalents acquired	(342,461)	—
Purchases of investments	(4,208)	(44,936)
Proceeds from maturity or sale of investments	58,155	—
Net cash provided by (used in) investing activities	(338,124)	(83,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	305,000	—
Repayments of debt	(200,000)	(125,000)
Dividend payments	(78,817)	(74,141)
Proceeds from employee stock plans	60,344	66,544
Repurchases of common stock	(113,142)	(112,165)
Other financing activities	(18,927)	(14,465)
Net cash provided by (used in) financing activities	(45,542)	(259,227)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,048)	(132)
Net increase (decrease) in cash, cash equivalents and restricted cash	(131,387)	(43,736)
Cash and cash equivalents at beginning of period	422,979	425,444
Cash, cash equivalents and restricted cash at end of period	$291,592	$381,708

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$278,548	$381,708
Restricted cash included in Prepaid expenses and other current assets	6,522	—
Restricted cash included in Other assets	6,522	—
Total cash, cash equivalents and restricted cash	$291,592	$381,708
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended February 28, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2024	42,830,024	$428	$1,531,278	4,780,213	$(1,438,678)	$1,998,954	$(100,421)	$1,991,561
Net income						144,860		144,860
Other comprehensive income (loss)							(12,332)	(12,332)
Common stock issued for employee stock plans	73,939	1	21,494	—	—			21,495
Vesting of restricted stock	6,125	—	—	1,777	(843)			(843)
Excise tax on share repurchases					(508)			(508)
Repurchases of common stock				136,714	(64,352)			(64,352)
Stock-based compensation expense			16,547					16,547
Dividends declared						(39,511)		(39,511)
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917

For the Six Months Ended February 28, 2025
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income						294,882		294,882
Other comprehensive income (loss)							(33,140)	(33,140)
Common stock issued for employee stock plans	235,036	2	60,342	370	(170)			60,174
Vesting of restricted stock	76,137	1	(1)	30,500	(14,058)			(14,058)
Excise tax on share repurchases					(1,315)			(1,315)
Repurchases of common stock				241,189	(113,142)			(113,142)
Stock-based compensation expense			30,139					30,139
Dividends declared						(79,083)		(79,083)
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended February 29, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2023	42,297,330	$423	$1,366,343	4,237,590	$(1,195,491)	$1,616,352	$(86,887)	$1,700,740
Net income						140,940		140,940
Other comprehensive income (loss)							(4,142)	(4,142)
Common stock issued for employee stock plans	172,244	2	38,138	197	(88)			38,052
Vesting of restricted stock	6,152	—	—	1,802	(873)			(873)
Repurchases of common stock				113,050	(52,255)			(52,255)
Stock-based compensation expense			16,652					16,652
Dividends declared						(37,360)		(37,360)
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754

For the Six Months Ended February 29, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income						289,495		289,495
Other comprehensive income (loss)							(3,888)	(3,888)
Common stock issued for employee stock plans	297,348	3	66,541	343	(153)			66,391
Vesting of restricted stock	81,750	1	(1)	32,040	(14,312)			(14,312)
Repurchases of common stock				249,000	(112,165)			(112,165)
Stock-based compensation expense			30,962					30,962
Dividends declared						(74,659)		(74,659)
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2025
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries (collectively, "we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of February 28, 2025, we had more than 8,600 clients comprised of over 219,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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
Reclassifications
Asset impairments were included within Selling, general and administrative ("SG&A") in the Consolidated Statements of Income during the three and six months ended February 28, 2025, and were included within Other, net in the Consolidated Statements of Cash Flows for the six months ended February 28, 2025. We conformed the comparative prior period figures to the current period presentation.
During the six months ended February 28, 2025, Prepaid expenses and other assets, previously included within Other, net, were presented as a separate component of Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We conformed the comparative figures for the six months ended February 29, 2024, to the current period presentation.

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
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash, cash equivalents, restricted cash, accounts receivable, investments in mutual funds and derivative instruments. The maximum credit exposure of our cash, cash equivalents, restricted cash, accounts receivable and investments in mutual funds is their carrying values as of the balance sheet date. The maximum credit exposure related to our derivative instruments is based upon their respective gross fair values as of the balance sheet date.
Cash, Cash Equivalents, Restricted Cash and Investments
We are exposed to credit risk on our cash, cash equivalents, restricted cash and investments in mutual funds in the event of default by the financial and governmental institutions with which we transact. We invest in a manner that aligns with our restrictive cash investment practices, preserves capital and provides liquidity, while minimizing our exposure to credit risk. We limit our exposure to credit loss by investing with multiple financial and governmental institutions that we believe are high-quality and credit-worthy. We have not experienced any credit losses relating to our cash, cash equivalents, restricted cash and investments in mutual funds.
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of February 28, 2025 and August 31, 2024, our accounts receivable reserve was $15.0 million and $14.6 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the six months ended February 28, 2025 and February 29, 2024. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the six months ended February 28, 2025 and February 29, 2024.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the six months ended February 28, 2025 and February 29, 2024. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency procedures to minimize the risk that an event will disrupt our operations.

Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the six months ended February 28, 2025 that had a material impact on our Consolidated Financial Statements.
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
U.S. Securities and Exchange Commission ("SEC") Disclosures - The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require disclosure of certain climate-related information in various filings with the SEC. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. In March 2025, the SEC stated that it has ended its defense of the rule. We are currently monitoring the legal challenges and assessing the potential impact of the rule on our disclosures.
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
No other new accounting pronouncements issued or effective during the six months ended February 28, 2025 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
The following table presents revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Americas	$369,661	$352,618	$736,903	$700,985
EMEA	143,387	139,176	287,112	278,737
Asia Pacific	57,612	54,151	115,312	108,439
Total Revenues	$570,660	$545,945	$1,139,327	$1,088,161

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

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2025 and August 31, 2024. We did not have any transfers between levels of fair value measurements during the six months ended February 28, 2025 and the fiscal year ended August 31, 2024.

	Fair Value Measurements as of February 28, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$49,022	$—	$—	$49,022
Mutual funds(2)	—	8,471	—	8,471
Derivative instruments(3)	—	4	—	4
Total assets measured at fair value	$49,022	$8,475	$—	$57,497

Liabilities
Derivative instruments(3)	$—	$2,489	$—	$2,489
Contingent liabilities(4)	—	—	26,158	26,158
Total liabilities measured at fair value	$—	$2,489	$26,158	$28,647

	Fair Value Measurements as of August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,635	$—	$—	$129,635
Mutual funds(2)	—	69,619	—	69,619
Derivative instruments(3)	—	2,619	—	2,619
Total assets measured at fair value	$129,635	$72,238	$—	$201,873

Liabilities
Derivative instruments(3)	$—	$250	$—	$250
Contingent liability(4)	—	—	4,193	4,193
Total liabilities measured at fair value	$—	$250	$4,193	$4,443
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
(3) Our derivative instruments as of February 28, 2025 included our foreign exchange forward contracts and, as of August 31, 2024, included our foreign exchange forward contracts and our 2024 Swap Agreement. We utilized the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreement, we utilized a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments for the definition of the 2024 Swap Agreement and for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
(4) Our contingent liabilities resulted from the acquisitions of Liquid Holdings LLC ("LiquidityBook") and Platform Group Limited ("Irwin") during fiscal 2025 and the acquisition of another business during fiscal 2023. These liabilities reflect the present value of potential future payments that are contingent upon the achievement of certain specified milestones. The acquisition date fair value of the contingent liabilities for fiscal 2025 and 2023 was $21.6 million and $7.9 million, respectively, and was valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. The fair value of the contingent liabilities is reduced by milestone achievement and remeasured each reporting period until the contingencies are resolved, with any changes in fair value recorded in SG&A within the Consolidated Statements of Income. Aside from milestone achievement, the remaining changes in the fair value of the contingent liabilities from their respective acquisition dates through February 28, 2025 were driven by the passage of time, with no changes made to key assumptions used in our fair value estimates. Refer to Note 6, Acquisitions for more information on the LiquidityBook and Irwin transactions and their respective contingent liabilities.
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
The following table summarizes information on our outstanding debt as of February 28, 2025 and August 31, 2024:

		February 28, 2025		August 31, 2024
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$483,965	$500,000	$479,760
2032 Notes	Level 1	500,000	449,430	500,000	449,380
2022 Revolving Facility	Level 3	480,000	480,644	250,000	246,578
2022 Term Facility	Level 3	—	—	125,000	125,242
Total principal amount		$1,480,000	$1,414,039	$1,375,000	$1,300,960
Total unamortized discounts and debt issuance costs		(7,838)		(9,027)
Total net carrying value of debt		$1,472,162		$1,365,973
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
For highly effective cash flows hedges, the change in the derivative's fair value is recorded in Accumulated other comprehensive loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income during the three and six months ended February 28, 2025 and February 29, 2024.

Realized gains or losses from the settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income. There was no discontinuance of our cash flow hedges during the six months ended February 28, 2025 and February 29, 2024. As such, no corresponding gains or losses were reclassified into earnings prior to settlement during those respective periods.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the six months ended February 28, 2025 and February 29, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of February 28, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the third quarter of fiscal 2025 through the second quarter of fiscal 2026.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of February 28, 2025 and August 31, 2024:

	February 28, 2025			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£43,800	$55,323		£41,200	$52,372
Indian Rupee	Rs	4,325,590	50,100	Rs	4,651,351	55,200
Euro		€33,600	36,398		€43,800	48,183
Philippine Peso	₱	1,957,088	33,600	₱	1,850,674	32,400
Total			$175,421			$188,155
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion on our exposure to foreign exchange rate fluctuations.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 5.145%. The notional amount of the 2024 Swap Agreement declined by $50.0 million on a quarterly basis beginning May 31, 2024. The 2024 Swap Agreement matured on February 28, 2025.
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

(in thousands)	Gross Notional Value
	February 28, 2025	August 31, 2024
Foreign currency forward contracts	$175,421	$188,155
Interest rate swap agreement	—	100,000
Total cash flow hedges	$175,421	$288,155
The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	February 28, 2025	August 31, 2024	Balance Sheet Classification	February 28, 2025	August 31, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$4	$2,619	Accounts payable and accrued expenses	$2,489	$127
Interest rate swap agreement	Prepaid expenses and other current assets	—	—	Accounts payable and accrued expenses	—	123
Total cash flow hedges		$4	$2,619		$2,489	$250

Derivative Recognition
The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the three months ended February 28, 2025 and February 29, 2024:

	Gain (Loss) Recognized in AOCL on Derivatives			Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,	February 29,	Location of Gain (Loss) Reclassified from AOCL into Income	February 28,	February 29,
Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Foreign currency forward contracts	$(2,233)	$(623)	SG&A	$(1,590)	$(47)
Interest rate swap agreement	(9)	17	Interest expense	(92)	1,046
Total cash flow hedges	$(2,242)	$(606)		$(1,682)	$999

The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the six months ended February 28, 2025 and February 29, 2024:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	February 28,	February 29,		February 28,	February 29,
Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Foreign currency forward contracts	$(6,368)	$(406)	SG&A	$(1,391)	$318
Interest rate swap agreement	(23)	27	Interest expense	(146)	3,150
Total cash flow hedges	$(6,391)	$(379)		$(1,537)	$3,468

As of February 28, 2025, we estimate that net pre-tax derivative losses of $2.5 million included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of February 28, 2025 and August 31, 2024, there were no material amounts recorded net in the Consolidated Balance Sheets.
6. ACQUISITIONS
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.8 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.

LiquidityBook provides cloud-native trading solutions to hedge fund, asset and wealth management, outsourced trading, and sell-side middle office clients. LiquidityBook operates a proprietary FIX network that enables streamlined connectivity to over 200 brokers and order routing to more than 1,600 destinations across 80 markets globally. This acquisition adds technology-forward order management and investment book of record capabilities and enhances FactSet’s ability to serve the integrated workflow needs of clients across the portfolio life cycle.

The LiquidityBook purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired and the finalization of working capital adjustments. We expect to finalize the allocation of the purchase price for LiquidityBook as soon as possible, but in any event, no later than one year from the acquisition date.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$3,629
Amortizable intangible assets
Software technology	68,000	12 years	Straight-line
Client relationships	9,200	17 years	Straight-line
Trade names	3,500	10 years	Straight-line
Goodwill	162,376
Other assets	551
Current liabilities
Deferred revenues	(803)
Other current liabilities	(2,414)
Other liabilities	(207)
Total purchase price	$243,832
Goodwill totaling $162.4 million represents the excess of the LiquidityBook purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas segment, subject to final allocation, and is deductible for income tax purposes.
The results of LiquidityBook's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA and Asia Pacific segments, beginning with the closing of the acquisition on February 7, 2025. Pro forma information has not been presented because the effect of the LiquidityBook acquisition is not material to our Consolidated Financial Statements.

Platform Group Limited ("Irwin")
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $9.6 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.

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

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$2,393
Amortizable intangible assets
Software technology	36,100	12 years	Straight-line
Client relationships	1,700	11 years	Straight-line
Trade names	1,400	10 years	Straight-line
Goodwill	90,337
Current liabilities
Deferred revenues	(4,218)
Other current liabilities	(524)
Other liabilities	(7,002)
Total purchase price	$120,186
Goodwill totaling $90.3 million represents the excess of the Irwin purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas segment, subject to final allocation, and is not deductible for income tax purposes.
The results of Irwin's operations have been included in our Consolidated Financial Statements, within the Americas, EMEA and Asia Pacific segments, beginning with the closing of the acquisition on November 5, 2024. Pro forma information has not been presented because the effect of the Irwin acquisition is not material to our Consolidated Financial Statements.
7. GOODWILL
Changes in the carrying value of goodwill by segment for the six months ended February 28, 2025 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
Acquisitions	252,713	—	—	252,713
Foreign currency translations	(3,457)	(15,004)	(66)	(18,527)
Balance at February 28, 2025	$953,710	$289,438	$2,167	$1,245,315
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

We tested our goodwill for impairment during the fourth quarter of fiscal 2024 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. No events or circumstances were identified during the six months ended February 28, 2025 that would indicate it is more likely than not that goodwill has been impaired.
8. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of February 28, 2025 and August 31, 2024:

	February 28, 2025				August 31, 2024
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$131,917	$1,451,083	$1,583,000	$109,930	$1,473,070
Client relationships	11 to 26	274,296	85,098	189,198	266,419	80,904	185,515
Software technology	3 to 12	244,862	120,165	124,697	143,685	117,189	26,496
Developed technology	3 to 5	217,750	95,817	121,933	181,492	68,286	113,206
Data content	7 to 20	83,284	39,650	43,634	84,374	38,725	45,649
Trade names	10	4,848	74	4,774	—	—	—
Non-compete agreements	4	290	121	169	290	85	205
Total		$2,408,330	$472,842	$1,935,488	$2,259,260	$415,119	$1,844,141
The weighted average useful life of our intangible assets as of February 28, 2025 was 30.6 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the six months ended February 28, 2025 and February 29, 2024. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Amortization expense	$32,589	$26,688	$62,461	$48,853
As of February 28, 2025, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2025 (remaining six months)	$67,171
2026	129,171
2027	103,563
2028	78,014
2029	70,983
Thereafter	1,486,586
Total	$1,935,488

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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$172,320	$168,645	$352,059	$343,841
Provision for income taxes	$27,460	$27,705	$57,177	$54,346
Effective tax rate	15.9%	16.4%	16.2%	15.8%
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
Our effective tax rate for the three months ended February 28, 2025 was 15.9%, compared with 16.4% for the three months ended February 29, 2024. This decrease was primarily due to lower U.S. tax on foreign earnings, partially offset by certain discrete items, mainly lower excess tax benefits related to stock-based compensation.
Our effective tax rate for the six months ended February 28, 2025 was 16.2%, compared with 15.8% for the six months ended February 29, 2024. This increase was primarily due to lower excess tax benefits related to stock-based compensation, partially offset by lower U.S. tax on foreign earnings.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate. This was primarily attributable to excess tax benefits from stock-based compensation, foreign tax credits, research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction, partially offset by our state income taxes.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. After considering the applicable tax law changes associated with Pillar Two legislation, we determined there was no material impact to our provision for income taxes for the six months ended February 28, 2025.

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
As of February 28, 2025, we recognized $118.1 million of Lease ROU assets, net and $191.0 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just under 11 years. Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our lease term when it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of February 28, 2025:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2025 (remaining six months)	$20,335
2026	39,195
2027	37,668
2028	33,418
2029	27,747
Thereafter	61,608
Total minimum lease payments	$219,971
Less: Imputed interest	28,992
Total lease liabilities	$190,979
The following table includes components of our occupancy costs:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Operating lease costs(1)	$7,606	$7,645	$15,178	$15,263
Variable lease costs(2)	$4,777	$4,817	$9,665	$9,306
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of February 28, 2025	As of August 31, 2024
Weighted average remaining lease term (in years)	6.5	6.9
Weighted average discount rate (IBR)	4.7%	4.6%

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended
	February 28,	February 29,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$19,645	$19,811
Lease ROU assets obtained in exchange for lease liabilities(1)	$4,213	$2,313
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(5,529)	$(23)
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
11. DEBT
We elected not to carry our debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our debt obligations as of February 28, 2025 and August 31, 2024 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	February 28, 2025	August 31, 2024
Current debt
2022 Term Facility	3/1/2022	3/1/2025	$—	$125,000
Total unamortized debt issuance costs on Current debt			—	(158)
Total Current debt			$—	$124,842

Long-term debt
2022 Revolving Facility	3/1/2022	3/1/2027	$480,000	$250,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Total unamortized discounts and debt issuance costs			(7,838)	(8,869)
Total Long-term debt			$1,472,162	$1,241,131

Total debt			$1,472,162	$1,365,973
As of February 28, 2025, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2025 (remaining six months)	$—
2026	—
2027	980,000
2028	—
2029	—
Thereafter	500,000
Total	$1,480,000
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

The 2022 Term Facility matured on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. The 2022 Revolving Facility allowed for additional commitments of up to $750.0 million from lenders or other financial institutions. On January 31, 2025, we entered into a joinder agreement to our 2022 Credit Agreement that added an incremental revolving loan lender and increased the available commitments under the 2022 Revolving Facility by $100.0 million. The joinder agreement increased the total 2022 Revolving Facility commitments to $600.0 million and reduced the additional commitments we can seek to $650.0 million. All other terms of the 2022 Credit Agreement remained unchanged.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 28, 2025, we repaid $62.5 million and $125.0 million, respectively, under the 2022 Term Facility. As of February 28, 2025, the 2022 Term Facility has been fully repaid.
During the six months ended February 28, 2025, we borrowed $305.0 million and repaid $75.0 million for total net borrowings of $230.0 million under the 2022 Revolving Facility. As of February 28, 2025, the outstanding borrowings under the 2022 Revolving Facility were $480.0 million.
From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through February 28, 2025, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through February 28, 2025.
We incurred approximately $9.5 million in debt issuance costs during fiscal 2022 related to the 2022 Credit Facilities. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability. Debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt, which approximates the effective interest method.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of February 28, 2025. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 28, 2025.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into the 2024 Swap Agreement to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. The 2024 Swap Agreement matured on February 28, 2025.
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
The Senior Notes were issued at an aggregate discount of $2.8 million and we incurred approximately $9.1 million in debt issuance costs during fiscal 2022. Debt discounts and debt issuance costs are presented in the Consolidated Balance Sheets as a net direct deduction from the carrying amount of the debt liability. The debt discounts and debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Interest expense on outstanding debt(1)	$13,899	$16,589	$28,266	$33,318
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligations as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the six months ended February 28, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt, for information regarding lease commitments and outstanding debt obligations, respectively.

Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. We had $0.4 million of standby letters of credit outstanding as of February 28, 2025 and August 31, 2024. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Our 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2022 Revolving Facility since its inception. Refer to Note 11, Debt, for information regarding the 2022 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available at February 28, 2025, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters

During August 2019 through February 2024, we received various assessment and audit notices from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") with respect to sales taxes, interest and underpayment penalties relating to the tax periods from January 1, 2006 through December 31, 2023 ("Sales Taxes"). We entered into an agreement with the Commonwealth on November 26, 2024 which fully resolved all matters relating to the Sales Taxes.

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

13. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except share data)	2025	2024	2025	2024
Repurchases of common stock under the share repurchase program	136,714	113,050	241,189	249,000
Total cost of common stock repurchased under the share repurchase program(1)	$64,352	$52,255	$113,142	$112,165
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	1,777	1,999	30,870	32,383
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$843	$961	$14,228	$14,465
(1) For the three and six months ended February 28, 2025, amount excludes a 1% excise tax of $0.5 million and $1.3 million, respectively, on corporate stock repurchases required under the Inflation Reduction Act of 2022.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of February 28, 2025, $186.9 million remained authorized under our share repurchase program. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
In addition to our share repurchase program, we also acquire shares of our common stock from holders of our stock-based awards to satisfy withholding tax requirements due at vesting. Shares acquired from these holders do not reduce the amount authorized for repurchase under the share repurchase program.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the six months ended February 28, 2025 and February 29, 2024.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	$39,511	March 20, 2025
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	$37,360	March 21, 2024
Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Accumulated Other Comprehensive Loss
The components of AOCL as of February 28, 2025 and August 31, 2024 were as follows:

(in thousands)	February 28, 2025	August 31, 2024
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(1,752)	$1,843
Accumulated foreign currency translation adjustments	(111,001)	(81,456)
Total AOCL	$(112,753)	$(79,613)
14. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.
The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$144,860	$140,940	$294,882	$289,495
Denominator
Weighted average common shares used in the calculation of Basic EPS	38,015	38,103	38,010	38,059
Common stock equivalents associated with stock-based compensation plans	495	547	503	587
Shares used in the calculation of Diluted EPS	38,510	38,650	38,513	38,646
Basic EPS	$3.81	$3.70	$7.76	$7.61
Diluted EPS	$3.76	$3.65	$7.66	$7.49
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Stock options	670	—	695	—
Restricted stock units and Performance share units	93	95	96	95
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
Our stock-based awards are generally subject to continued employment for employees, or continued service for non-employee directors, through the applicable vesting date. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
Stock-based Compensation Expense
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$16,547	$16,652	$30,139	$30,962
There were no stock-based compensation costs capitalized in any periods presented. As of February 28, 2025, $149.2 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 3.2 years.
Employee Stock Option Awards

Our annual employee stock option grant, made during the first quarter of each fiscal year, makes up the majority of our employee stock options granted under the LTIP in each fiscal year.
The following table presents the employee stock options granted under the LTIP for the six months ended February 28, 2025 and February 29, 2024:

	Six Months Ended
	February 28,	February 29,
	2025	2024
Stock options granted(1)	203,114	243,125
Weighted average exercise price	$459.17	$436.63
Weighted average grant date fair value	$133.21	$132.60
(1) Includes the annual employee grant on November 1, 2024 and November 1, 2023 of 200,693 and 242,371 stock options, respectively. These annual employee grants vest 20% annually on the anniversary date of the grant, are fully vested after five years, and expire ten years from the date of grant.
As part of the November 1, 2024 annual employee grant, the estimated grant date fair value, using the binomial model, leveraged the following assumptions:

November 1, 2024 Annual Employee Grant Details
Stock options granted	200,693
Risk-free interest rate	4.31% - 4.87%
Expected life (years)	6.62
Expected volatility	24.49%
Dividend yield	0.95%
Estimated fair value	$133.10
Exercise price	$458.80
Employee Restricted Stock Awards
Our annual employee Restricted Stock Awards grant, made during the first quarter of each fiscal year, makes up the majority of our employee Restricted Stock Awards granted under the LTIP in each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest. For unvested Restricted Stock Awards, holders are not entitled to dividends declared on the underlying shares.
The following table presents the employee Restricted Stock Awards granted under the LTIP for the six months ended February 28, 2025 and February 29, 2024:

	Six Months Ended
	February 28, 2025		February 29, 2024
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs granted(1)	80,416	$447.55	64,827	$425.09
PSUs granted(2)	34,479	$446.59	37,008	$424.63
Performance adjustment - PSUs(3)	7,364	$424.01	14,472	$306.33
Total Restricted Stock Awards	122,259		116,307
(1) Includes the annual employee grant on November 1, 2024 and November 1, 2023 of 76,448 and 64,187 RSUs, respectively. The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years.

(2) Includes the annual employee grant on November 1, 2024 and November 1, 2023 of 33,756 and 36,860 PSUs, respectively. The majority of the PSUs granted cliff vest on the third anniversary of the grant date, subject to the achievement of certain performance metrics. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for both the November 1, 2024 and November 1, 2023 annual grants.
(3) Additional PSUs were granted during the first quarter of fiscal 2025 and fiscal 2024 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021 and November 9, 2020, respectively.

Stock-based Awards Available for Grant
As of February 28, 2025, we had 3.3 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan. In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
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

The following table reflects the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended February 28, 2025
Revenues	$369,661	$143,387	$57,612	$570,660
Operating income	$73,127	$70,568	$41,797	$185,492
Capital expenditures(1)	$22,074	$117	$1,545	$23,736

	Americas	EMEA	Asia Pacific	Total
For the three months ended February 29, 2024
Revenues	$352,618	$139,176	$54,151	$545,945
Operating income	$81,711	$62,839	$37,392	$181,942
Capital expenditures(1)	$20,015	$295	$1,607	$21,917

	Americas	EMEA	Asia Pacific	Total
For the six months ended February 28, 2025
Revenues	$736,903	$287,112	$115,312	$1,139,327
Operating income	$154,925	$139,606	$82,296	$376,827
Capital expenditures(1)	$47,028	$492	$2,090	$49,610

	Americas	EMEA	Asia Pacific	Total
For the six months ended February 29, 2024
Revenues	$700,985	$278,737	$108,439	$1,088,161
Operating income	$162,559	$131,704	$76,719	$370,982
Capital expenditures(1)	$34,793	$1,256	$2,334	$38,383
(1) Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of February 28, 2025 and August 31, 2024:

(in thousands)	February 28, 2025	August 31, 2024
Segment Assets
Americas	$3,554,455	$3,178,800
EMEA	537,717	600,206
Asia Pacific	149,270	276,034
Total assets	$4,241,442	$4,055,040

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
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of February 28, 2025, we had more than 8,600 clients comprised of over 219,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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
Fiscal 2025 Second Quarter in Review
Revenues in the second quarter of fiscal 2025 were $570.7 million, an increase of 4.5% from the comparable prior year period. This 4.5% growth in revenues was driven by a 4.0% increase in organic revenues and a 0.7% increase from acquisition-related revenues, partially offset by a net decrease of 0.2% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. Revenues increased primarily from workstations and CGS. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for the definition of organic revenues and a reconciliation between revenues and organic revenues.
As of February 28, 2025, organic annual subscription value ("Organic ASV") totaled $2,276.2 million, an increase of 4.1% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was mainly from workstations and, to a lesser extent, CGS. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definition of Organic ASV.
Operating margin was 32.5% for the second quarter of fiscal 2025, compared to 33.3% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher professional fees and computer-related expenses, partially offset by growth in revenues and a decrease in employee compensation costs. Diluted earnings per common share ("Diluted EPS") was $3.76 for the second quarter of fiscal 2025, an increase of 3.0% from the comparable prior year period, primarily driven by higher operating income.
We returned $104.0 million to our stockholders in the form of share repurchases and dividends during the three months ended February 28, 2025.

As of February 28, 2025, our client and user count was 8,645 and 219,141, respectively. Our employee headcount was 12,598 as of February 28, 2025, up 2.6% compared to the prior year. This increase was driven by net headcount growth of 4.8% in Americas, 3.1% in EMEA and 1.9% in Asia Pacific.
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

Beginning in fiscal 2025, we are reporting Organic ASV, rather than Organic ASV plus professional services, to focus on the recurring nature of our revenues. This underscores the shift of our offerings toward providing more managed services and less project-based services.
Organic ASV
The following table presents the calculation of Organic ASV as of February 28, 2025. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of February 28, 2025
ASV	$2,306.1
Currency impact(1)	1.9
Acquisition ASV(2)	(31.8)
Organic ASV	$2,276.2
Organic ASV annual growth rate	4.1%
(1)The impact from foreign currency movements.
(2)Acquired ASV from acquisitions completed within the last 12 months.
As of February 28, 2025, Organic ASV was $2,276.2 million, an increase of 4.1% compared with February 29, 2024. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was driven by higher sales to existing clients, price increases to existing clients and sales to new clients, partially offset by existing client cancellations. More specifically, the increase in Organic ASV was mainly from workstations and, to a lesser extent, CGS.

Segment ASV
As of February 28, 2025, ASV from the Americas represented 65% of total ASV and was $1,501.1 million, an increase from $1,413.6 million as of February 29, 2024. Americas Organic ASV was $1,474.9 million as of February 28, 2025, a 4.4% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by workstations and, to a lesser extent, CGS.
As of February 28, 2025, ASV from EMEA represented 25% of total ASV and was $571.3 million, an increase from $556.5 million as of February 29, 2024. EMEA Organic ASV was $571.4 million as of February 28, 2025, a 2.6% increase from the prior year period. The EMEA Organic ASV increase was mainly from CGS and data solutions.
As of February 28, 2025, ASV from Asia Pacific represented 10% of total ASV and was $233.7 million, an increase from $215.5 million as of February 29, 2024. Asia Pacific Organic ASV was $229.9 million as of February 28, 2025, a 6.8% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily driven by workstations and data solutions.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of February 28, 2025 were 4.1% and 2.2%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year period, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remaining

Organic ASV is derived from sell-side firms, primarily including broker-dealers, banking and advisory firms, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of February 28, 2025	As of February 29, 2024	Change
Clients(1)	8,645	8,020	7.8%
Users(2)	219,141	206,478	6.1%
(1)The client count includes clients with ASV of $10,000 and above and does not reflect the acquisition of Liquid Holdings, LLC ("LiquidityBook").
(2)The user count does not reflect the Platform Group Limited ("Irwin") and LiquidityBook acquisitions.
Our total client count was 8,645 as of February 28, 2025, a net increase of 7.8% or 625 clients in the last 12 months, mainly due to an increase in corporates, which now includes clients from the Irwin acquisition, and wealth management clients.
As of February 28, 2025, there were 219,141 professionals using FactSet, representing a net increase of 6.1% or 12,663 users in the last 12 months, primarily driven by an increase in wealth management users.
Annual ASV retention was greater than 95% of ASV as of February 28, 2025 and February 29, 2024. When expressed as a percentage of clients, annual retention was 91% as of February 28, 2025, compared with 90% as of February 29, 2024.
Employee Headcount
As of February 28, 2025, our net employee headcount increased by 2.6% to 12,598, compared with 12,279 employees as of February 29, 2024. This net headcount growth was primarily driven by our Irwin and LiquidityBook acquisitions and an increase in employees based in India as a result of our continued investment in our centers of excellence ("COEs"). Approximately 67% of our employees are located in our COEs.
As of February 28, 2025, compared to February 29, 2024, our net headcount growth was 4.8% in the Americas, 3.1% in EMEA and 1.9% in Asia Pacific. As of February 28, 2025, we had 8,681 employees located in Asia Pacific, 2,475 in the Americas and 1,442 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2025 and February 29, 2024, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods described:

	Three Months Ended			Six Months Ended
	February 28,	February 29,	% Change	February 28,	February 29,	% Change
(in thousands, except per share data)	2025	2024		2025	2024
Revenues	$570,660	$545,945	4.5%	$1,139,327	$1,088,161	4.7%
Cost of services	269,604	255,142	5.7%	528,383	506,763	4.3%
Selling, general and administrative	115,564	108,861	6.2%	234,117	210,416	11.3%
Operating income	$185,492	$181,942	2.0%	$376,827	$370,982	1.6%

Net income	$144,860	$140,940	2.8%	$294,882	$289,495	1.9%
Diluted weighted average common shares	38,510	38,650		38,513	38,646
Diluted EPS	$3.76	$3.65	3.0%	$7.66	$7.49	2.3%

Revenues
Three months ended February 28, 2025 compared with three months ended February 29, 2024
Revenues for the three months ended February 28, 2025 were $570.7 million, an increase of 4.5%. This 4.5% growth in revenues was driven by a 4.0% increase in organic revenues, which totaled $568.0 million for the three months ended February 28, 2025, and a 0.7% increase from acquisition-related revenues, partially offset by a net decrease of 0.2% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was primarily driven by workstations and, to a lesser extent, CGS.
Six months ended February 28, 2025 compared with six months ended February 29, 2024
Revenues for the six months ended February 28, 2025 were $1,139.3 million, an increase of 4.7%. This 4.7% growth in revenues was driven by a 4.4% increase in organic revenues, which totaled $1,135.7 million for the six months ended February 28, 2025, and a 0.4% increase from acquisition-related revenues, partially offset by a net decrease of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was mainly from workstations and, to a lesser extent, CGS and data solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Six Months Ended
	February 28,	February 29,	% Change	February 28,	February 29,	% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Americas	$369,661	$352,618	4.8%	$736,903	$700,985	5.1%
% of revenues	64.8%	64.6%		64.7%	64.4%
EMEA	$143,387	$139,176	3.0%	$287,112	$278,737	3.0%
% of revenues	25.1%	25.5%		25.2%	25.6%
Asia Pacific	$57,612	$54,151	6.4%	$115,312	$108,439	6.3%
% of revenues	10.1%	9.9%		10.1%	10.0%
Consolidated	$570,660	$545,945	4.5%	$1,139,327	$1,088,161	4.7%
Three months ended February 28, 2025 compared with three months ended February 29, 2024
Americas
Americas revenues increased 4.8% to $369.7 million during the three months ended February 28, 2025, compared with $352.6 million from the same period a year ago. This 4.8% growth in revenues was driven by a 4.0% increase in organic revenues and a 0.9% increase from acquisition-related revenues, partially offset by a net decrease of 0.1% from foreign currency exchange rate fluctuations. The increase in revenues was driven by workstations, CGS and front office solutions.

EMEA
EMEA revenues increased 3.0% to $143.4 million during the three months ended February 28, 2025, compared with $139.2 million from the same period a year ago. This 3.0% growth in revenues was driven by a 3.1% increase in organic revenues and a 0.3% increase from acquisition-related revenues, partially offset by a net decrease of 0.4% from foreign currency exchange rate fluctuations. The increase in revenues was mainly from CGS, data solutions and middle office solutions.
Asia Pacific
Asia Pacific revenues increased 6.4% to $57.6 million during the three months ended February 28, 2025, compared with $54.1 million from the same period a year ago. This growth in revenues was driven by a 6.8% increase in organic revenues and a 0.2% increase from acquisition-related revenues, partially offset by a net decrease of 0.6% from foreign currency exchange rate fluctuations. The increase in revenues was driven by data solutions and workstations.

Six months ended February 28, 2025 compared with six months ended February 29, 2024
Americas
Revenues from the Americas increased 5.1% to $736.9 million during the six months ended February 28, 2025, compared with $701.0 million from the same period a year ago. This 5.1% growth in revenues was driven by a 4.6% increase in organic revenues and a 0.6% increase from acquisition-related revenues, partially offset by a net decrease of 0.1% from foreign currency exchange rate fluctuations. The increase in revenues was driven by workstations and, to a lesser extent, CGS and front office solutions.
EMEA
Revenues from EMEA increased 3.0% to $287.1 million during the six months ended February 28, 2025, compared with $278.7 million from the same period a year ago. This 3.0% growth in revenues was driven by a 2.9% increase in organic revenues and a 0.2% increase from acquisition-related revenues, partially offset by a net decrease of 0.1% from foreign currency exchange rate fluctuations. The increase in revenues was mainly from middle office solutions, CGS and data solutions.
Asia Pacific
Revenues from Asia Pacific increased 6.3% to $115.3 million during the six months ended February 28, 2025, compared with $108.4 million from the same period a year ago. This 6.3% growth in revenues was driven by a 6.5% increase in organic revenues and a 0.1% increase from acquisition-related revenues, partially offset by a 0.3% decrease from foreign currency exchange rate fluctuations. The increase in revenues was driven by data solutions and workstations.
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

The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Six Months Ended
	February 28,	February 29,		February 28,	February 29,	% Change
(dollar amounts in thousands)	2025	2024	% Change	2025	2024
Cost of services	$269,604	$255,142	5.7%	$528,383	$506,763	4.3%
SG&A	115,564	108,861	6.2%	234,117	210,416	11.3%
Total operating expenses	$385,168	$364,003	5.8%	$762,500	$717,179	6.3%

Operating income	$185,492	$181,942	2.0%	$376,827	$370,982	1.6%
Operating margin	32.5%	33.3%		33.1%	34.1%
Cost of Services
Three months ended February 28, 2025 compared with three months ended February 29, 2024
Cost of services increased 5.7% to $269.6 million for the three months ended February 28, 2025, compared with $255.1 million for the same period a year ago, primarily due to an increase in computer-related expenses and amortization of intangible assets, partially offset by a decrease in employee compensation costs.
Cost of services, when expressed as a percentage of revenues, was 47.2% for the three months ended February 28, 2025, an increase of 50 basis points compared with the same period a year ago. This increase was primarily due to higher computer-related expenses, amortization of intangible assets and other expenses included in Cost of services, partially offset by a decrease in employee compensation costs.
When expressed as a percentage of revenues:
•Computer-related expenses increased by 120 basis points, primarily driven by higher spend related to cloud-based hosting services and licensed software arrangements.
•Amortization of intangible assets increased by 80 basis points, mainly due to higher amortization from increased capitalized costs related to the development of our internal-use software.
•Employee compensation costs decreased by 210 basis points, primarily driven by a decrease in restructuring charges, partially offset by an increase in variable compensation costs.
Six months ended February 28, 2025 compared with six months ended February 29, 2024
Cost of services increased 4.3% to $528.4 million for the six months ended February 28, 2025, compared with $506.8 million in the same period a year ago, primarily due to an increase in amortization of intangible assets and computer-related expenses, partially offset by a decrease in employee compensation costs.

Cost of services, when expressed as a percentage of revenues, was 46.4% for the six months ended February 28, 2025, a decrease of 20 basis points compared with the same period a year ago. This decrease was primarily driven by lower employee compensation costs, partially offset by an increase in amortization of intangible assets.

When expressed as a percentage of revenues:
•Employee compensation costs decreased 190 basis points, primarily due to a decrease in restructuring charges, partially offset by an increase in variable compensation costs.
•Amortization of intangible assets increased 100 basis points, mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
Selling, General and Administrative
Three months ended February 28, 2025 compared with three months ended February 29, 2024
SG&A increased 6.2% to $115.6 million for the three months ended February 28, 2025, compared with $108.9 million in the same period a year ago, primarily driven by higher professional fees.

SG&A, when expressed as a percentage of revenues, was 20.3% for the three months ended February 28, 2025, an increase of 30 basis points compared with the same period a year ago. This increase was primarily driven by higher professional fees, partially offset by a decrease in bad debt expense.
When expressed as a percentage of revenues:
•Professional fees increased by 140 basis points, mainly due to acquisition-related costs.
•Bad debt expense decreased by 50 basis points, primarily due to improved client collections.
Six months ended February 28, 2025 compared with six months ended February 29, 2024
SG&A expenses increased 11.3% to $234.1 million for the six months ended February 28, 2025, compared with $210.4 million for the same period a year ago, primarily driven by higher professional fees and employee compensation costs.

SG&A expenses, when expressed as a percentage of revenues, were 20.5% for the six months ended February 28, 2025, an increase of 120 basis points compared with the same period a year ago. This increase was primarily due to higher professional fees and employee compensation costs.

When expressed as a percentage of revenues:
•Professional fees increased by 110 basis points, mainly due to acquisition-related costs.
•Employee compensation costs increased by 40 basis points, mainly due to an increase in variable compensation costs.
Operating Income and Operating Margin
Three months ended February 28, 2025 compared with three months ended February 29, 2024
Operating income increased 2.0% to $185.5 million for the three months ended February 28, 2025, compared with $181.9 million in the prior year period. This increase was primarily driven by growth in revenues, partially offset by an increase in professional fees, computer-related expenses and amortization of intangible assets. Based on the operating income for the three months ended February 28, 2025, comparing the average foreign currency exchange rates for the three months ended February 28, 2025 to the rates for the three months ended February 29, 2024, net of hedge activity, resulted in an increase in operating income of $1.3 million.
Operating margin decreased to 32.5% during the three months ended February 28, 2025, compared with 33.3% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher professional fees and computer-related expenses, partially offset by growth in revenues and a decrease in employee compensation costs.
Six months ended February 28, 2025 compared with six months ended February 29, 2024
Operating income increased 1.6% to $376.8 million for the six months ended February 28, 2025, compared with $371.0 million in the prior year period. This increase was primarily due to growth in revenues, partially offset by higher amortization of intangible assets, professional fees and computer-related expenses. Based on the operating income for the six months ended February 28, 2025, comparing the average foreign currency exchange rates for the six months ended February 28, 2025 to the rates for the six months ended February 29, 2024, net of hedge activity, resulted in an increase in operating income of $0.2 million.
Operating margin decreased to 33.1% for the six months ended February 28, 2025, compared with 34.1% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily due to an increase in professional fees and amortization of intangible assets, partially offset by growth in revenues and a decrease in employee compensation costs.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Six Months Ended
	February 28,	February 29,	% Change	February 28,	February 29,	% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Americas	$73,127	$81,711	(10.5)%	$154,925	$162,559	(4.7)%
EMEA	70,568	62,839	12.3%	139,606	131,704	6.0%
Asia Pacific	41,797	37,392	11.8%	82,296	76,719	7.3%
Total Operating Income	$185,492	$181,942	2.0%	$376,827	$370,982	1.6%
Three months ended February 28, 2025 compared with three months ended February 29, 2024
Americas
Americas operating income decreased 10.5% to $73.1 million during the three months ended February 28, 2025, compared with $81.7 million in the same period a year ago. This decrease was primarily due to higher professional fees, computer-related expenses and amortization of intangible assets, partially offset by growth in revenues of 4.8%.
•Professional fees increased mainly due to acquisition-related costs.
•Computer-related expenses increased primarily due to higher spend related to cloud-based hosting services and licensed software arrangements.
•Amortization of intangible assets increased mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
EMEA
EMEA operating income increased 12.3% to $70.6 million during the three months ended February 28, 2025, compared with $62.8 million in the same period a year ago. This increase was primarily due to growth in revenues of 3.0% and lower employee compensation costs mainly due to a decrease in restructuring charges.
Asia Pacific
Asia Pacific operating income increased 11.8% to $41.8 million during the three months ended February 28, 2025, compared with $37.4 million in the same period a year ago. This increase was mainly due to growth in revenues of 6.4%, partially offset by an increase in employee compensation costs primarily due to higher variable compensation costs and annual base salaries. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase of 162 employees.
Six months ended February 28, 2025 compared with six months ended February 29, 2024
Americas
Americas operating income decreased 4.7% to $154.9 million during the six months ended February 28, 2025, compared with $162.6 million in the same period a year ago. This decrease was primarily due to higher amortization of intangible assets, professional fees and computer-related expenses, partially offset by growth in revenues of 5.1%.
•Amortization of intangible assets increased mainly due to higher amortization from capitalized costs related to the development of our internal-use software.
•Professional fees increased mainly due acquisition-related costs.
•Computer-related expenses increased primarily due to higher spend related to licensed software arrangements and cloud-based hosting services.

EMEA
EMEA operating income increased 6.0% to $139.6 million during the six months ended February 28, 2025, compared with $131.7 million in the same period a year ago. This increase was primarily due to growth in revenues of 3.0% and a decrease in employee compensation expense. Employee compensation costs decreased primarily due to lower variable compensation costs and payroll taxes, partially offset by an increase in annual base salaries driven by annual merit increases and a net headcount increase of 44 employees.
Asia Pacific
Asia Pacific operating income increased 7.3% to $82.3 million during the six months ended February 28, 2025, compared with $76.7 million in the same period a year ago. This increase was mainly due to growth in revenues of 6.3%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 162 employees.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Six Months Ended
	February 28,	February 29,		February 28,	February 29,
(dollar amounts in thousands)	2025	2024	% Change	2025	2024	% Change
Income before income taxes	$172,320	$168,645	2.2%	$352,059	$343,841	2.4%
Provision for income taxes	$27,460	$27,705	(0.9)%	$57,177	$54,346	5.2%
Effective tax rate	15.9%	16.4%		16.2%	15.8%
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
Our effective tax rate for the three months ended February 28, 2025 was 15.9%, compared with 16.4% for the three months ended February 29, 2024. This decrease was primarily due to lower U.S. tax on foreign earnings, partially offset by certain discrete items, mainly lower excess tax benefits related to stock-based compensation.
Our effective tax rate for the six months ended February 28, 2025 was 16.2%, compared with 15.8% for the six months ended February 29, 2024. This increase was primarily due to lower excess tax benefits related to stock-based compensation, partially offset by lower U.S. tax on foreign earnings.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate. This was primarily attributable to excess tax benefits from stock-based compensation, foreign tax credits, research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction, partially offset by our state income taxes.

Net Income and Diluted EPS

	Three Months Ended			Six Months Ended
	February 28,	February 29,		February 28,	February 29,
(in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
Net income	$144,860	$140,940	2.8%	$294,882	$289,495	1.9%
Diluted weighted average common shares	38,510	38,650	(0.4)%	38,513	38,646	(0.3)%
Diluted EPS	$3.76	$3.65	3.0%	$7.66	$7.49	2.3%
The increase in Net income and Diluted EPS for the three and six months ended February 28, 2025, compared to the respective prior year period, was primarily driven by higher operating income.
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
Organic revenues excludes the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. In addition, for year to date comparisons, organic revenues excludes current year revenues that were incurred prior to the first anniversary date of an acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended			Six Months Ended
	February 28,	February 29,	% Change	February 28,	February 29,	% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Revenues	$570,660	$545,945	4.5%	$1,139,327	$1,088,161	4.7%
Acquisition revenues	(3,793)	—		(4,489)	—
Currency impact	1,118	—		820	—
Organic revenues	$567,985	$545,945	4.0%	$1,135,658	$1,088,161	4.4%

The table below provides an unaudited reconciliation of Operating income, operating margin, Net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of acquisition-related intangible asset amortization and non-recurring items. EBITDA represents earnings before interest expense, provision for income taxes and depreciation and amortization, while adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended			Six Months Ended
	February 28,	February 29,		February 28,	February 29,
(in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
Operating income	$185,492	$181,942	2.0%	$376,827	$370,982	1.6%
Intangible asset amortization	18,137	16,674		34,718	34,018
Business acquisitions and related costs	9,040	—		12,793	—
Sales tax dispute(1)	—	—		2,398	—
Restructuring/severance	—	10,710		(317)	8,291
Adjusted operating income	$212,669	$209,326	1.6%	$426,419	$413,291	3.2%
Operating margin	32.5%	33.3%		33.1%	34.1%
Adjusted operating margin(2)	37.3%	38.3%		37.4%	38.0%
Net income	$144,860	$140,940	2.8%	$294,882	$289,495	1.9%
Intangible asset amortization	13,425	12,579		25,815	25,167
Business acquisitions and related costs	6,691	—		9,512	—
Sales tax dispute(1)	—	—		1,783	—
Restructuring/severance	—	8,080		(236)	6,134
Income tax items	—	1,468		1,351	1,397
Adjusted net income(3)	$164,976	$163,067	1.2%	$333,107	$322,193	3.4%
Net income	$144,860	$140,940	2.8%	$294,882	$289,495	1.9%
Interest expense	13,916	16,599		28,316	33,337
Income taxes	27,460	27,705		57,177	54,346
Depreciation and amortization expense	38,410	31,582		74,127	58,650
EBITDA	$224,646	$216,826	3.6%	$454,502	$435,828	4.3%
Non-recurring non-cash expenses(4)	—	1,285		—	1,285
Adjusted EBITDA	$224,646	$218,111	3.0%	$454,502	$437,113	4.0%
Diluted EPS	$3.76	$3.65	3.0%	$7.66	$7.49	2.3%
Intangible asset amortization	0.35	0.32		0.66	0.64
Business acquisitions and related costs	0.17	—		0.25	—
Sales tax dispute(1)	—	—		0.05	—
Restructuring/severance	—	0.21		(0.01)	0.17
Income tax items	—	0.04		0.04	0.04
Adjusted Diluted EPS(3)	$4.28	$4.22	1.4%	$8.65	$8.34	3.7%
Weighted average common shares (diluted)	38,510	38,650		38,513	38,646
(1)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion on this matter.
(2)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(3)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended February 28, 2025 and February 29, 2024 were taxed at an adjusted tax rate of 26.0% and 24.6%, respectively. The six months ended February 28, 2025 and February 29, 2024 were taxed at an adjusted tax rate of 25.6% and 26.0%, respectively.
(4)Related to the accelerated vesting of stock awards for certain employees.

Liquidity and Capital Resources
As of February 28, 2025, Cash and cash equivalents were $278.5 million and restricted cash was $13.0 million, compared with Cash and cash equivalents of $423.0 million as of August 31, 2024. Refer to Summary of Cash Flows within this section below, for more information on cash flows during the second quarter of fiscal 2025.
Our cash and cash equivalents are held in numerous locations throughout the world, with $116.3 million in the Americas, $114.4 million in EMEA (predominantly in the UK) and the remaining $47.8 million in Asia Pacific (predominantly in the Philippines, Australia and India) as of February 28, 2025.
Our cash flows provided by operating activities, existing cash and cash equivalents, supplemented with our debt borrowings, have been sufficient to fund our operations while allowing us to invest in activities that support the long-term growth of our operations. Generally, some or all of our remaining available cash flows have been used to, among other things, service our existing and future debt obligations, satisfy our working capital requirements and fund various activities, including our capital expenditures, acquisitions, investments, dividend payments and repurchases of our common stock. Based on past performance and current expectations, we believe our sources of liquidity, including the available capacity under our existing revolving credit facility and other financing alternatives, will provide us the necessary capital to fund these transactions and achieve our planned growth for the next 12 months and the foreseeable future. We are exposed to credit risk for our cash, cash equivalents and restricted cash held in financial institutions in the event of a default, to the extent that such amounts are in excess of applicable insurance limits; however, we do not believe our concentration of cash, cash equivalents and restricted cash presents a significant credit risk as the counterparties to the instruments consist of multiple high-quality, credit-worthy financial institutions.
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
The 2022 Term Facility matured on March 1, 2025, and the 2022 Revolving Facility matures on March 1, 2027. The 2022 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit and up to $50.0 million in the form of swingline loans. The 2022 Revolving Facility allowed for additional commitments of up to $750.0 million from lenders or other financial institutions. On January 31, 2025, we entered into a joinder agreement to our 2022 Credit Agreement that added an incremental revolving loan lender and increased the available commitments under the 2022 Revolving Facility by $100.0 million. The joinder agreement increased the total 2022 Revolving Facility commitments to $600.0 million, reducing the additional commitments we can seek to $650.0 million. All other terms of the 2022 Credit Agreement remained unchanged.
We may voluntarily prepay loans under the 2022 Credit Facilities at any time without premium or penalty. During the three and six months ended February 28, 2025, we repaid $62.5 million and $125.0 million, respectively, under the 2022 Term Facility. As of February 28, 2025, the 2022 Term Facility has been fully repaid.
During the six months ended February 28, 2025, we borrowed $305.0 million and repaid $75.0 million for total net borrowings of $230.0 million under the 2022 Revolving Facility. As of February 28, 2025, the outstanding borrowings under the 2022 Revolving Facility were $480.0 million.

From the borrowing date through November 30, 2023, the outstanding borrowings under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 1.1% spread (comprised of a 1.0% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). From December 1, 2023 through February 28, 2025, the spread decreased to 0.975% (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment). Interest on the 2022 Credit Facilities is payable on the last business day of each month, in arrears.
Additionally, we pay a commitment fee on the daily unused amount of the 2022 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. From the borrowing date through November 30, 2023, the commitment fee was 0.125%, which subsequently decreased to 0.1% through February 28, 2025.
The 2022 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2022 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2022 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.50 to 1.00 as of February 28, 2025. We were in compliance with all covenants and requirements of the 2022 Credit Agreement as of February 28, 2025.
Refer to Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion of the 2022 Credit Agreement.
Interest Rate Swap Agreements
2024 Swap Agreement
On March 1, 2024, we entered into an interest rate swap agreement ("2024 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. The 2024 Swap Agreement matured on February 28, 2025.
2022 Swap Agreement
On March 1, 2022, we entered into an interest rate swap agreement (the "2022 Swap Agreement") to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 1.162%. The 2022 Swap Agreement matured on February 28, 2024.
Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on the 2024 Swap Agreement and 2022 Swap Agreement.
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

Uses of Liquidity
Returning Value to Stockholders
We returned $192.0 million and $186.3 million to our stockholders in the form of share repurchases and dividends during the six months ended February 28, 2025 and February 29, 2024, respectively. Over the last 12 months, we returned $391.6 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three and six months ended February 28, 2025, we repurchased 136,714 shares for $64.4 million and 241,189 shares for $113.1 million, respectively. For the three and six months ended February 29, 2024, we repurchased 113,050 shares for $52.3 million and 249,000 shares for $112.2 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of February 28, 2025, $186.9 million remained authorized under our share repurchase program. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
During the six months ended February 28, 2025 and February 29, 2024, we paid dividends of $78.8 million and $74.1 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Capital Expenditures
For the six months ended February 28, 2025, capital expenditures increased by 29.2% to $49.6 million, compared with $38.4 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software.
Acquisitions
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025 we completed the acquisition of LiquidityBook for a purchase price of $243.8 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. LiquidityBook provides cloud-native trading solutions to hedge fund, asset and wealth management, outsourced trading, and sell-side middle office clients. LiquidityBook operates a proprietary FIX network that enables streamlined connectivity to over 200 brokers and order routing to more than 1,600 destinations across 80 markets globally. This acquisition adds technology-forward order management and investment book of record capabilities and enhances FactSet’s ability to serve the integrated workflow needs of clients across the portfolio life cycle.
Platform Group Limited ("Irwin")
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $9.6 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.
Refer to Note 6, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion of these acquisitions.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligations as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the six months ended February 28, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Six Months Ended
	February 28,	February 29,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$260,327	$298,942	$(38,615)
Net cash provided by (used in) investing activities	(338,124)	(83,319)	(254,805)
Net cash provided by (used in) financing activities	(45,542)	(259,227)	213,685
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,048)	(132)	(7,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(131,387)	$(43,736)	$(87,651)
Operating
For the six months ended February 28, 2025, net cash provided by operating activities was $260.3 million, which included net income of $294.9 million, non-cash charges of $131.4 million and a net cash outflow of $166.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments to resolve an outstanding sales tax dispute, timing of income tax and vendor payments, and timing of client collections.
For the six months ended February 29, 2024, net cash provided by operating activities was $298.9 million, which included net income of $289.5 million, non-cash charges of $117.5 million and a net cash outflow of $108.1 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and stock-based compensation expense. The change in our working capital was primarily driven by a cash outflow related to our annual variable compensation payment and higher accounts receivable due to an increase in sales and days sales outstanding.
Investing
For the six months ended February 28, 2025, net cash used in investing activities was $338.1 million. The cash used in investing activities primarily consisted of $342.5 million of acquisition-related consideration related to the Irwin and LiquidityBook transactions and $49.6 million of capital expenditures driven by the capitalization of internal-use software development costs, partially offset by $58.2 million in proceeds from our investments in mutual funds.
For the six months ended February 29, 2024, net cash used in investing activities was $83.3 million. The cash used in investing activities was primarily related to $44.9 million of purchases of investments, mainly in mutual funds, and capital expenditures of $38.4 million driven by the capitalization of internal-use software development costs.
Financing
For the six months ended February 28, 2025, net cash used in financing activities was $45.5 million, consisting mainly of $200.0 million related to the repayment of the 2022 Credit Facilities, $113.1 million of share repurchases and $78.8 million of dividend payments, partially offset by $305.0 million of proceeds related to additional borrowings under the 2022 Revolving Facility.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Six Months Ended
	February 28,	February 29,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$260,327	$298,942	$(38,615)
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(49,610)	(38,383)	(11,227)
Free cash flow	$210,717	$260,559	$(49,842)
We generated free cash flow of $210.7 million during the six months ended February 28, 2025, a decrease of $49.8 million compared with the same period a year ago. This decrease was driven by a $38.6 million reduction in cash provided by operating activities, primarily due to an increase in working capital requirements, and higher capitalized costs mainly related to the development of our internal-use software. The increase in working capital requirements was mainly due to the resolution of a sales tax dispute, the timing of income tax and vendor payments, and timing of client collections.

Off-Balance Sheet Arrangements
As of February 28, 2025 and August 31, 2024, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 11, Debt and Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of February 28, 2025 and August 31, 2024, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the six months ended February 28, 2025 and February 29, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of February 28, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the third quarter of fiscal 2025 through the second quarter of fiscal 2026.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of February 28, 2025 and August 31, 2024:

	February 28, 2025			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£43,800	$55,323		£41,200	$52,372
Indian Rupee	Rs	4,325,590	50,100	Rs	4,651,351	55,200
Euro		€33,600	36,398		€43,800	48,183
Philippine Peso	₱	1,957,088	33,600	₱	1,850,674	32,400
Total			$175,421			$188,155
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the six months ended February 28, 2025.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There were no significant changes in our critical accounting estimates during the six months ended February 28, 2025.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the six months ended February 28, 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of February 28, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the third quarter of fiscal 2025 through the second quarter of fiscal 2026. Based on the operating income for the three and six months ended February 28, 2025, comparing the average foreign currency exchange rates for the three and six months ended February 28, 2025 to the rates for the three and six months ended February 29, 2024, net of hedge activity, resulted in an increase in operating income of $1.3 million and $0.2 million, respectively. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of February 28, 2025, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $17 million as of February 28, 2025 and decreased our operating income, excluding these forward contracts, by an estimated $22 million for six months ended February 28, 2025. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands)	2025	2024	2025	2024
Foreign currency translation adjustment gains (losses)	$(11,926)	$(2,956)	$(29,545)	$(1,048)
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of February 28, 2025, we had Cash and cash equivalents of $278.5 million and Investments of $8.5 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.

Debt
As of February 28, 2025, our outstanding floating rate debt included $480.0 million under the 2022 Revolving Facility. As of February 28, 2025, the outstanding borrowings under the 2022 Revolving Facility bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2024 Swap Agreement on March 1, 2024, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 5.145%. The 2024 Swap Agreement matured on February 28, 2025.
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure as of February 28, 2025 is limited to the outstanding $480.0 million floating rate debt under our 2022 Revolving Facility. Assuming our outstanding floating rate debt remained at $480.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Note 5, Derivative Instruments and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our swap agreements and outstanding borrowings as of February 28, 2025, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our Consolidated Financial Statements for the year ended August 31, 2024, our disclosure controls and procedures were not effective as of February 28, 2025.
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
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended February 28, 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
December 2024	43,100	$485.61	43,100	$230,281
January 2025	47,800	$464.83	47,800	$208,062
February 2025	47,591	$463.25	45,814	$186,858
Total	138,491		136,714
(1)Includes 136,714 shares purchased under the stock repurchase program, as well as 1,777 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.

(2)On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases, which are available during fiscal 2025. As of February 28, 2025, $186.9 million remained authorized under our share repurchase program. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended February 28, 2025.

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

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 4, 2025	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)