Form 10-Q
period 2025-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2025-07-03
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 27, 2025 was 37,806,774.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2025
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

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that express management's current views concerning expectations, estimates, trends, forecasts and projections about future events and circumstances, industries in which FactSet operates and the beliefs and assumptions of management. These statements may include projections of our future financial performance and anticipated trends in our business. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements.
Forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied in forward-looking statements include, among others, the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, that should be specifically considered. FactSet cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. FactSet undertakes no obligations to update or revise any forward-looking statement to reflect results, revised expectations, events or circumstances arising after the date on which it is made, except as required by applicable law.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$585,520	$552,708	$1,724,847	$1,640,869
Operating expenses
Cost of services	280,729	246,986	809,112	753,749
Selling, general and administrative	110,636	103,263	344,753	313,679
Total operating expenses	391,365	350,249	1,153,865	1,067,428

Operating income	194,155	202,459	570,982	573,441

Other income (expense), net
Interest income	1,509	4,568	4,483	10,427
Interest expense	(15,122)	(16,894)	(43,438)	(50,231)
Other income (expense), net	(594)	399	(20)	736
Total other income (expense), net	(14,207)	(11,927)	(38,975)	(39,068)

Income before income taxes	179,948	190,532	532,007	534,373

Provision for income taxes	31,406	32,397	88,583	86,743
Net income	$148,542	$158,135	$443,424	$447,630

Basic earnings per common share	$3.92	$4.15	$11.68	$11.76
Diluted earnings per common share	$3.87	$4.09	$11.53	$11.58

Basic weighted average common shares	37,907	38,089	37,976	38,069
Diluted weighted average common shares	38,344	38,640	38,457	38,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Net income	$148,542	$158,135	$443,424	$447,630
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	5,740	(335)	2,145	(3,175)
Foreign currency translation adjustment gains (losses)	38,456	(1,282)	8,911	(2,330)
Other comprehensive income (loss)	44,196	(1,617)	11,056	(5,505)
Comprehensive income	$192,738	$156,518	$454,480	$442,125
(1) Presented net of a tax expense of $2,015 thousand and a tax benefit of $119 thousand for the three months ended May 31, 2025 and May 31, 2024, respectively. Presented net of a tax expense of $756 thousand and a tax benefit of $1,126 thousand for the nine months ended May 31, 2025 and May 31, 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	May 31, 2025	August 31, 2024
ASSETS
Cash and cash equivalents	$356,361	$422,979
Investments	7,684	69,619
Accounts receivable, net of reserves of $13,917 at May 31, 2025 and $14,581 at August 31, 2024	271,851	228,054
Prepaid taxes	61,048	55,103
Prepaid expenses and other current assets	63,534	60,093
Total current assets	760,478	835,848
Property, equipment and leasehold improvements, net	79,627	82,513
Goodwill	1,277,855	1,011,129
Intangible assets, net	1,931,210	1,844,141
Deferred taxes	66,870	61,337
Lease right-of-use assets, net	119,191	130,494
Other assets	103,531	89,578
TOTAL ASSETS	$4,338,762	$4,055,040
LIABILITIES
Accounts payable and accrued expenses	$144,487	$178,250
Current debt	—	124,842
Current lease liabilities	33,219	31,073
Accrued compensation	98,131	93,279
Deferred revenues	170,897	159,761
Current taxes payable	30,545	40,391
Dividends payable	41,644	39,470
Total current liabilities	518,923	667,066
Long-term debt	1,430,197	1,241,131
Deferred taxes	16,573	8,452
Deferred revenues, non-current	312	1,344
Taxes payable	48,072	40,452
Long-term lease liabilities	157,088	177,521
Other liabilities	12,415	6,614
TOTAL LIABILITIES	$2,183,580	$2,142,580
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 42,962,994 and 42,598,915 shares issued; 37,858,606 and 37,952,270 shares outstanding at May 31, 2025 and August 31, 2024, respectively	430	426
Additional paid-in capital	1,598,605	1,478,839
Treasury stock, at cost: 5,104,388 and 4,646,645 shares at May 31, 2025 and August 31, 2024, respectively	(1,586,497)	(1,375,696)
Retained earnings	2,211,201	1,888,504
Accumulated other comprehensive loss	(68,557)	(79,613)
TOTAL STOCKHOLDERS’ EQUITY	$2,155,182	$1,912,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,338,762	$4,055,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$443,424	$447,630
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	114,972	91,154
Amortization of lease right-of-use assets	23,152	22,846
Stock-based compensation expense	47,154	46,707
Deferred income taxes	3,154	(6,979)
Other, net	7,428	7,831
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(41,492)	(7,176)
Prepaid expenses and other assets	6,699	(14,941)
Accounts payable and accrued expenses	(49,717)	17,296
Accrued compensation	3,789	(33,329)
Deferred revenues	4,955	13,817
Taxes payable, net of prepaid taxes	(19,108)	(15,992)
Lease liabilities, net	(30,250)	(31,687)
Net cash provided by operating activities	514,160	537,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(74,840)	(59,722)
Acquisition of businesses, net of cash and cash equivalents acquired	(348,255)	—
Purchases of investments	(4,433)	(44,936)
Proceeds from maturity or sale of investments	58,155	—
Net cash provided by (used in) investing activities	(369,373)	(104,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	803,410	—
Repayments of debt	(742,500)	(187,500)
Dividend payments	(118,329)	(111,297)
Proceeds from employee stock plans	72,616	83,497
Repurchases of common stock	(193,838)	(171,918)
Other financing activities	(20,686)	(15,690)
Net cash provided by (used in) financing activities	(199,327)	(402,908)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,966	(1,911)
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,574)	27,700
Cash and cash equivalents at beginning of period	422,979	425,444
Cash, cash equivalents and restricted cash at end of period	$370,405	$453,144

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$356,361	$453,144
Restricted cash included in Prepaid expenses and other current assets	6,522	—
Restricted cash included in Other assets	7,522	—
Total cash, cash equivalents and restricted cash	$370,405	$453,144
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended May 31, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917
Net income	—	—	—	—	—	148,542	—	148,542
Other comprehensive income (loss)	—	—	—	—	—	—	44,196	44,196
Common stock issued for employee stock plans	48,606	1	12,271	—	—	—	—	12,272
Vesting of restricted stock	4,300	—	—	1,634	(710)	—	—	(710)
Excise tax on share repurchases	—	—	—	—	(710)	—	—	(710)
Repurchases of common stock	—	—	—	184,050	(80,696)	—	—	(80,696)
Stock-based compensation expense	—	—	17,015	—	—	—	—	17,015
Dividends declared	—	—	—	—	—	(41,644)	—	(41,644)
Balance as of May 31, 2025	42,962,994	$430	$1,598,605	5,104,388	$(1,586,497)	$2,211,201	$(68,557)	$2,155,182

For the Nine Months Ended May 31, 2025
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	443,424	—	443,424
Other comprehensive income (loss)	—	—	—	—	—	—	11,056	11,056
Common stock issued for employee stock plans	283,642	3	72,613	370	(170)	—	—	72,446
Vesting of restricted stock	80,437	1	(1)	32,134	(14,768)	—	—	(14,768)
Excise tax on share repurchases	—	—	—	—	(2,025)	—	—	(2,025)
Repurchases of common stock	—	—	—	425,239	(193,838)	—	—	(193,838)
Stock-based compensation expense	—	—	47,154	—	—	—	—	47,154
Dividends declared	—	—	—	—	—	(120,727)	—	(120,727)
Balance as of May 31, 2025	42,962,994	$430	$1,598,605	5,104,388	$(1,586,497)	$2,211,201	$(68,557)	$2,155,182

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended May 31, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 29, 2024	42,475,726	$425	$1,421,133	4,352,639	$(1,248,707)	$1,719,932	$(91,029)	$1,801,754
Net income	—	—	—	—	—	158,135	—	158,135
Other comprehensive income (loss)	—	—	—	—	—	—	(1,617)	(1,617)
Common stock issued for employee stock plans	74,963	1	16,952	488	(223)	—	—	16,730
Vesting of restricted stock	6,138	—	—	2,355	(1,001)	—	—	(1,001)
Repurchases of common stock	—	—	—	135,150	(59,753)	—	—	(59,753)
Stock-based compensation expense	—	—	15,745	—	—	—	—	15,745
Dividends declared	—	—	—	—	—	(39,589)	—	(39,589)
Balance as of May 31, 2024	42,556,827	$426	$1,453,830	4,490,632	$(1,309,684)	$1,838,478	$(92,646)	$1,890,404

For the Nine Months Ended May 31, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income	—	—	—	—	—	447,630	—	447,630
Other comprehensive income (loss)	—	—	—	—	—	—	(5,505)	(5,505)
Common stock issued for employee stock plans	372,311	4	83,493	831	(376)	—	—	83,121
Vesting of restricted stock	87,888	1	(1)	34,395	(15,313)	—	—	(15,313)
Repurchases of common stock	—	—	—	384,150	(171,918)	—	—	(171,918)
Stock-based compensation expense	—	—	46,707	—	—	—	—	46,707
Dividends declared	—	—	—	—	—	(114,248)	—	(114,248)
Balance as of May 31, 2024	42,556,827	$426	$1,453,830	4,490,632	$(1,309,684)	$1,838,478	$(92,646)	$1,890,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2025
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2025, we had more than 8,800 clients comprised of over 220,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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
Reclassifications
Asset impairments were included within Selling, general and administrative ("SG&A") in the Consolidated Statements of Income during the three and nine months ended May 31, 2025, and were included within Other, net in the Consolidated Statements of Cash Flows for the nine months ended May 31, 2025. We conformed the comparative prior period figures to the current period presentation.
During the nine months ended May 31, 2025, Prepaid expenses and other assets, previously included within Other, net, were presented as a separate component of Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We conformed the comparative figures for the nine months ended May 31, 2024, to the current period presentation.

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
Concentrations of Credit Risk
Credit risk arises from the potential nonperformance by counterparties to fulfill their financial obligations. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of our cash, cash equivalents, restricted cash, investments in mutual funds, accounts receivable and derivative instruments. The maximum credit exposure of our cash, cash equivalents, restricted cash, investments in mutual funds and accounts receivable is their carrying values as of the balance sheet date. The maximum credit exposure related to our derivative instruments is based upon their respective gross fair values as of the balance sheet date.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of May 31, 2025 and August 31, 2024, our accounts receivable reserve was $13.9 million and $14.6 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the nine months ended May 31, 2025 and May 31, 2024. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with only two data suppliers each representing more than 10% of our total data costs for the nine months ended May 31, 2025 and May 31, 2024.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the nine months ended May 31, 2025 and May 31, 2024. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU amends the FASB Accounting Standards Codification ("the Codification") to remove references to various FASB Concepts Statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. We early adopted this ASU on a prospective basis as of March 1, 2025. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements or related disclosures.
We did not adopt any other new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") during the nine months ended May 31, 2025 that had a material impact on our Consolidated Financial Statements.
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
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily related to significant segment expenses for both interim and annual periods. The amendments in this ASU are to be applied retrospectively and are effective for our annual financial statements starting in fiscal 2025 and interim periods starting in fiscal 2026. Early adoption is permitted. This ASU will result in additional disclosures with no impact to our Consolidated Financial Statements.
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
No other new accounting pronouncements issued or effective during the nine months ended May 31, 2025 have had, or are expected to have, a material impact on our Consolidated Financial Statements.

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
The following table presents revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Americas	$380,501	$356,468	$1,117,404	$1,057,453
EMEA	145,741	141,279	432,853	420,016
Asia Pacific	59,278	54,961	174,590	163,400
Total Revenues	$585,520	$552,708	$1,724,847	$1,640,869
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2025 and August 31, 2024. We did not have any transfers between levels of fair value measurements during the nine months ended May 31, 2025 and the fiscal year ended August 31, 2024.

	Fair Value Measurements as of May 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$92,819	$—	$—	$92,819
Mutual funds(2)	—	7,684	—	7,684
Derivative instruments(3)	—	5,281	—	5,281
Total assets measured at fair value	$92,819	$12,965	$—	$105,784

Liabilities
Derivative instruments(3)	$—	$17	$—	$17
Contingent liabilities(4)	—	—	27,934	27,934
Total liabilities measured at fair value	$—	$17	$27,934	$27,951

	Fair Value Measurements as of August 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,635	$—	$—	$129,635
Mutual funds(2)	—	69,619	—	69,619
Derivative instruments(3)	—	2,619	—	2,619
Total assets measured at fair value	$129,635	$72,238	$—	$201,873

Liabilities
Derivative instruments(3)	$—	$250	$—	$250
Contingent liability(4)	—	—	4,193	4,193
Total liabilities measured at fair value	$—	$250	$4,193	$4,443
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

(3) Our derivative instruments included our foreign exchange forward contracts and interest rate swap agreements. We utilized the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreements, we utilized a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Refer to Note 5, Derivative Instruments for more information on our derivative instruments and their classification within the Consolidated Balance Sheets.
(4) Our contingent liabilities resulted from the acquisitions of various businesses. These liabilities reflect the present value of potential future payments that are contingent upon the achievement of certain specified milestones and are valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. Refer to Note 6, Acquisitions for more information on the contingent liabilities associated with the Liquid Holdings LLC ("LiquidityBook") and Platform Group Limited ("Irwin") acquisitions.
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
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt at fair value on the Consolidated Balance Sheets. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the last business day of the reporting period, which are considered Level 1 inputs. The fair value of our 2022 and 2025 Credit Facilities, for their respective outstanding periods, was estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 11, Debt for definitions of, and more information on, our Senior Notes and 2025 Credit Facilities.
The following table summarizes information on our outstanding debt as of May 31, 2025 and August 31, 2024:

		May 31, 2025		August 31, 2024
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$484,500	$500,000	$479,760
2032 Notes	Level 1	500,000	450,835	500,000	449,380
2025 Term Facility	Level 3	437,500	437,737	—	—
2022 Revolving Facility	Level 3	—	—	250,000	246,578
2022 Term Facility	Level 3	—	—	125,000	125,242
Total principal amount		$1,437,500	$1,373,072	$1,375,000	$1,300,960
Total unamortized discounts and debt issuance costs(1)		(7,303)		(9,027)
Total net carrying value of debt		$1,430,197		$1,365,973
(1) Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
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
For highly effective cash flow hedges, the change in the derivative's fair value is recorded in Accumulated other comprehensive loss ("AOCL"), net of tax, in the Consolidated Balance Sheets. Our cash flow hedges were highly effective with no amount of ineffectiveness recorded in the Consolidated Statements of Income during the three and nine months ended May 31, 2025 and May 31, 2024.
Realized gains or losses from the settlement of our foreign currency forward contracts and interest rate swap agreements are subsequently reclassified into SG&A and Interest expense, respectively, in the Consolidated Statements of Income. There was no discontinuance of our cash flow hedges during the nine months ended May 31, 2025 and May 31, 2024. As such, no corresponding gains or losses were reclassified into earnings prior to settlement during those respective periods.
Foreign Currency Forward Contracts
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the nine months ended May 31, 2025 and May 31, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of May 31, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the fourth quarter of fiscal 2025 through the third quarter of fiscal 2026.
The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of May 31, 2025 and August 31, 2024:

	May 31, 2025			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£42,800	$55,079		£41,200	$52,372
Indian Rupee	Rs	4,573,733	52,700	Rs	4,651,351	55,200
Euro		€36,900	40,917		€43,800	48,183
Philippine Peso	₱	2,009,542	34,900	₱	1,850,674	32,400
Total			$183,596			$188,155
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q for further discussion on our exposure to foreign exchange rate fluctuations.

Interest Rate Swap Agreements
2025 Swap Agreement
On April 24, 2025 we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating Secured Overnight Financing Rate ("SOFR") debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2025 and matures on February 28, 2026. As of May 31, 2025, the notional amount of the 2025 Swap Agreement was $150.0 million.
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

(in thousands)	Gross Notional Value
	May 31, 2025	August 31, 2024
Foreign currency forward contracts	$183,596	$188,155
Interest rate swap agreement	150,000	100,000
Total cash flow hedges	$333,596	$288,155
The following is a summary of the fair values of our derivative instruments:

	Fair Value of Derivative Instruments
(in thousands)	Derivative Assets			Derivative Liabilities
Derivatives designated as hedging instruments	Balance Sheet Classification	May 31, 2025	August 31, 2024	Balance Sheet Classification	May 31, 2025	August 31, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,211	$2,619	Accounts payable and accrued expenses	$17	$127
Interest rate swap agreement	Prepaid expenses and other current assets	70	—	Accounts payable and accrued expenses	—	123
Total cash flow hedges		$5,281	$2,619		$17	$250

Derivative Recognition
The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the three months ended May 31, 2025 and May 31, 2024:

	Gain (Loss) Recognized in AOCL on Derivatives			Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,		Location of Gain (Loss) Reclassified from AOCL into Income	May 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Foreign currency forward contracts	$8,791	$(1,033)	SG&A	$1,112	$(518)
Interest rate swap agreement	116	124	Interest expense	40	63
Total cash flow hedges	$8,907	$(909)		$1,152	$(455)

The following table provides the pre-tax effect of cash flow hedge accounting on our AOCL for the nine months ended May 31, 2025 and May 31, 2024:

	Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income
(in thousands)	May 31,			May 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024		2025	2024
Foreign currency forward contracts	$2,423	$(1,439)	SG&A	$(279)	$(200)
Interest rate swap agreement	93	151	Interest expense	(106)	3,213
Total cash flow hedges	$2,516	$(1,288)		$(385)	$3,013

As of May 31, 2025, we estimate that net pre-tax derivative gains of $5.3 million included in AOCL will be reclassified into earnings within the next 12 months.
Offsetting of Derivative Instruments
We enter into master netting arrangements designed to permit net settlement of derivative transactions among the respective counterparties, settled on the same date and in the same currency. As of May 31, 2025 and August 31, 2024, there were no material amounts recorded net in the Consolidated Balance Sheets.
6. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2024 through the third quarter of fiscal 2025 include:
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.

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

The results of LiquidityBook's operations have been included within the Americas, EMEA and Asia Pacific segments in our Consolidated Financial Statements. Pro forma information has not been presented because the effect of the LiquidityBook acquisition is not material to our Consolidated Financial Statements.

The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired and the finalization of working capital adjustments. We expect to finalize the allocation of the purchase price for LiquidityBook as soon as possible, but in any event, no later than one year from the acquisition date.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$3,500
Amortizable intangible assets
Software technology	68,000	12 years	Straight-line
Client relationships	9,200	17 years	Straight-line
Trade names	3,500	10 years	Straight-line
Goodwill	161,995
Other assets	487
Current liabilities
Deferred revenues	(799)
Other current liabilities	(2,494)
Other liabilities	(207)
Total purchase price	$243,182
Goodwill totaling $162.0 million represents the excess of the LiquidityBook purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas, EMEA and Asia Pacific segments, subject to final allocation, and is deductible for income tax purposes.

Platform Group Limited ("Irwin")
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price includes contingent consideration of $9.6 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.

Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.

The results of Irwin's operations have been included within the Americas, EMEA and Asia Pacific segments in our Consolidated Financial Statements. Pro forma information has not been presented because the effect of the Irwin acquisition is not material to our Consolidated Financial Statements.

We finalized the purchase accounting for the Irwin acquisition during the third quarter of fiscal 2025 and did not record any material changes to the preliminary purchase price allocation. The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$2,393
Amortizable intangible assets
Software technology	36,100	12 years	Straight-line
Client relationships	1,700	11 years	Straight-line
Trade names	1,400	10 years	Straight-line
Goodwill	91,376
Current liabilities
Deferred revenues	(4,218)
Other current liabilities	(524)
Other liabilities	(8,041)
Total purchase price	$120,186
Goodwill totaling $91.4 million represents the excess of the Irwin purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas and EMEA segments and is not deductible for income tax purposes.
7. GOODWILL
Changes in the carrying value of goodwill by segment for the nine months ended May 31, 2025 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
Acquisitions	217,030	32,266	8,881	258,177
Foreign currency translations	1,125	7,391	33	8,549
Balance at May 31, 2025	$922,609	$344,099	$11,147	$1,277,855
Goodwill is not amortized as it is estimated to have an indefinite life. Goodwill impairment is tested at the reporting unit level, which is consistent with our segments. We test goodwill annually during the fourth quarter of each fiscal year or more frequently if events and circumstances occur indicating that it is more likely than not that the fair value of any one of our reporting units is less than its respective carrying value. If the carrying value of the reporting unit exceeds the fair value, then the goodwill is considered impaired and written down to the reporting unit’s fair value.
We tested our goodwill for impairment during the fourth quarter of fiscal 2024 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its re spective carrying value. No events or circumstances were identified during the nine months ended May 31, 2025 that would indicate it is more likely than not that goodwill has been impaired.
8. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of May 31, 2025 and August 31, 2024:

	May 31, 2025				August 31, 2024
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$142,910	$1,440,090	$1,583,000	$109,930	$1,473,070
Client relationships	11 to 26	279,134	90,573	188,561	266,419	80,904	185,515
Software technology	3 to 12	254,611	127,010	127,601	143,685	117,189	26,496
Developed technology	3 to 5	238,343	111,232	127,111	181,492	68,286	113,206
Data content	7 to 20	85,761	42,880	42,881	84,374	38,725	45,649
Trade names	5 to 10	5,019	204	4,815	—	—	—
Non-compete agreements	4	290	139	151	290	85	205
Total		$2,446,158	$514,948	$1,931,210	$2,259,260	$415,119	$1,844,141
The weighted average useful life of our intangible assets as of May 31, 2025 was 30.5 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the nine months ended May 31, 2025 and May 31, 2024. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Amortization expense	$34,846	$27,394	$97,307	$76,247
As of May 31, 2025, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2025 (remaining three months)	$34,989
2026	137,020
2027	111,371
2028	83,773
2029	72,219
Thereafter	1,491,838
Total	$1,931,210
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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Income before income taxes	$179,948	$190,532	$532,007	$534,373
Provision for income taxes	$31,406	$32,397	$88,583	$86,743
Effective tax rate	17.5%	17.0%	16.7%	16.2%
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
Our effective tax rate for the three months ended May 31, 2025 and May 31, 2024 was 17.5% and 17.0%, respectively, and for the nine months ended May 31, 2025 and May 31, 2024 was 16.7% and 16.2%, respectively. The increase in the effective tax rate for the periods presented was primarily due to certain discrete items, mainly lower excess tax benefits related to stock-based compensation, as well as a higher overall foreign tax rate, partially offset by a lower U.S. tax impact of foreign earnings.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate. This was primarily attributable to excess tax benefits from stock-based compensation, a lower U.S. tax impact of foreign earnings, research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction, partially offset by our state income taxes.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. After considering the applicable tax law changes associated with Pillar Two legislation, we determined there was no material impact to our provision for income taxes for the three and nine months ended May 31, 2025.

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
As of May 31, 2025, we recognized $119.2 million of Lease ROU assets, net and $190.3 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just under 11 years. Our lease agreements may include options to extend or terminate the lease which are included in the measurement of our lease term when it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of May 31, 2025:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2025 (remaining three months)	$10,409
2026	40,721
2027	39,130
2028	34,867
2029	29,172
Thereafter	64,040
Total minimum lease payments	$218,339
Less: Imputed interest	28,032
Total lease liabilities	$190,307
The following table includes components of our occupancy costs:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Operating lease costs(1)	$7,974	$7,583	$23,152	$22,846
Variable lease costs(2)	$4,031	$3,740	$13,696	$13,046
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of May 31, 2025	As of August 31, 2024
Weighted average remaining lease term (in years)	6.3	6.9
Weighted average discount rate (IBR)	4.7%	4.6%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$30,218	$29,579
Lease ROU assets obtained in exchange for lease liabilities(1)	$5,175	$10,183
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(5,528)	$(281)
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
11. DEBT
We elected not to carry our debt at fair value. The carrying value of our debt is net of related unamortized discounts and debt issuance costs. Our debt obligations as of May 31, 2025 and August 31, 2024 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	May 31, 2025	August 31, 2024
Current debt
2022 Term Facility(1)	3/1/2022	3/1/2025	$—	$125,000
Unamortized debt issuance costs			—	(158)
Total Current debt			$—	$124,842

Long-term debt
2022 Revolving Facility(2)	3/1/2022	3/1/2027	$—	$250,000
2025 Term Facility	4/8/2025	4/8/2028	437,500	—
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(3)			(7,303)	(8,869)
Total Long-term debt			$1,430,197	$1,241,131

Total debt			$1,430,197	$1,365,973
(1)The 2022 Term Facility was repaid in full on February 28, 2025.
(2)The 2022 Revolving Facility was repaid in full and terminated on April 8, 2025.
(3)Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
As of May 31, 2025, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2025 (remaining three months)	$—
2026	—
2027	500,000
2028	437,500
2029	—
Thereafter	500,000
Total	$1,437,500
2025 Credit Agreement
On April 8, 2025, we entered into a credit agreement (the "2025 Credit Agreement") and borrowed $500.0 million under a senior unsecured term loan credit facility (the "2025 Term Facility"). We used the proceeds from the 2025 Term Facility borrowing to repay the outstanding balance under the 2022 Revolving Facility (as defined below). The 2025 Credit Agreement also provides for a $1.0 billion senior unsecured revolving credit facility (the "2025 Revolving Facility"). The 2025 Revolving Facility, together with the 2025 Term Facility, are referred to as the "2025 Credit Facilities".
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit, up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.
The 2025 Term Facility is subject to scheduled quarterly amortization payments, commencing on August 31, 2025, with each amortization payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity.
During the three and nine months ended May 31, 2025, we voluntarily prepaid $62.5 million under the 2025 Term Facility. From the effective date of the 2025 Revolving Facility through May 31, 2025, we have had no borrowings under the 2025 Revolving Facility.
As of May 31, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through May 31, 2025.
Debt issuance costs related to the 2025 Credit Facilities were $3.4 million. Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability for the 2025 Term Facility and within Other assets for the 2025 Revolving Facility. Debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt (which approximates the effective interest method for the 2025 Term Facility).
The 2025 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2025 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of May 31, 2025.

2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed $1.0 billion under a senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under a senior unsecured revolving credit facility (the "2022 Revolving Facility"). The 2022 Revolving Facility, together with the 2022 Term Facility, are referred to as the "2022 Credit Facilities". On January 31, 2025, we entered into a joinder agreement to our 2022 Credit Agreement pursuant to which commitments under the 2022 Revolving Facility were increased by $100.0 million, to a total of $600.0 million. All other terms of the 2022 Credit Agreement remained unchanged.
The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full following $125.0 million of repayments made during the six months ended February 28, 2025. During the nine months ended May 31, 2025, we borrowed $305.0 million and repaid $555.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
Borrowings previously outstanding under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a spread using a debt leverage pricing grid and a credit spread adjustment (with total spread ranging from 0.975% to 1.1% over the term of the debt).
Interest Rate Swap Agreements
We leverage interest rate swap agreements to manage our floating interest rate exposure with a fixed interest rate. Refer to Note 5, Derivative Instruments for further discussion of our swap agreements.
Senior Notes
On March 1, 2022, we completed a public offering issuing $500.0 million of 2.900% Senior Notes due March 1, 2027 (the "2027 Notes") and $500.0 million of 3.450% Senior Notes due March 1, 2032 (the "2032 Notes" and, together with the 2027 Notes, the "Senior Notes"). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Interest expense on outstanding debt(1)	$15,092	$16,558	$43,358	$49,876
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligations as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the nine months ended May 31, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt, for information regarding lease commitments and outstanding debt obligations, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Our 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. As of May 31, 2025 and August 31, 2024, we had $0.7 million and $0.4 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Refer to Note 11, Debt, for information regarding the 2025 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available at May 31, 2025, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
13. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except share data)	2025	2024	2025	2024
Repurchases of common stock under the share repurchase program	184,050	135,150	425,239	384,150
Total cost of common stock repurchased under the share repurchase program(1)	$80,696	$59,753	$193,838	$171,918
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	1,634	2,843	32,504	35,226
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$710	$1,224	$14,938	$15,689
(1) For the three and nine months ended May 31, 2025, amount excludes a 1% excise tax of $0.7 million and $2.0 million, respectively, on corporate stock repurchases required under the Inflation Reduction Act of 2022.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of May 31, 2025, $106.2 million remained authorized under our share repurchase program.
On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025 through September 30, 2026.
In addition to our share repurchase program, we also acquire shares of our common stock from holders of our stock-based awards to satisfy withholding tax requirements due at vesting. Shares acquired from these holders do not reduce the amount authorized for repurchase under the share repurchase program.
Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase activity.
Equity-based Awards
Refer to Note 15, Stock-Based Compensation for more information on equity awards issued during the nine months ended May 31, 2025 and May 31, 2024.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	$39,511	March 20, 2025
Third Quarter	$1.10	May 30, 2025	$41,644	June 18, 2025
Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	$37,360	March 21, 2024
Third Quarter	$1.04	May 31, 2024	$39,589	June 20, 2024
In the third quarter of fiscal 2025, our Board of Directors approved a 6% increase in the regular quarterly dividend from $1.04 to $1.10 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of May 31, 2025 and August 31, 2024 were as follows:

(in thousands)	May 31, 2025	August 31, 2024
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$3,988	$1,843
Accumulated foreign currency translation adjustments	(72,545)	(81,456)
Total AOCL	$(68,557)	$(79,613)
14. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.

The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$148,542	$158,135	$443,424	$447,630
Denominator
Weighted average common shares used in the calculation of Basic EPS	37,907	38,089	37,976	38,069
Common stock equivalents associated with stock-based compensation plans	437	551	481	575
Shares used in the calculation of Diluted EPS	38,344	38,640	38,457	38,644
Basic EPS	$3.92	$4.15	$11.68	$11.76
Diluted EPS	$3.87	$4.09	$11.53	$11.58
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Stock options	888	763	759	255
Restricted stock units and performance share units	93	93	95	95
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

•Expected volatility - based on a blend of historical volatility of the stock-based award's expected term and the weighted average implied volatility for call option contracts traded in the 90 days preceding the stock-based award's valuation date.
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
Stock-based Compensation Expense
The following table presents the stock-based compensation for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$17,015	$15,745	$47,154	$46,707
There were no stock-based compensation costs capitalized in any periods presented. As of May 31, 2025, $136.0 million of total unrecognized compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 3.0 years.
Employee Stock Option Awards
Our annual grant of employee stock options during the first quarter of each fiscal year makes up the majority of our employee stock options granted under the LTIP in each fiscal year.
The following table presents the employee stock options granted under the LTIP for the nine months ended May 31, 2025 and May 31, 2024:

	Nine Months Ended
	May 31,
	2025	2024
Stock options granted(1)	203,114	243,379
Weighted average exercise price	$459.17	$436.61
Weighted average grant date fair value	$133.21	$132.59

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
Employee Restricted Stock Awards
Our annual grant of employee Restricted Stock Awards during the first quarter of each fiscal year makes up the majority of our employee Restricted Stock Awards granted under the LTIP in each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest. For unvested Restricted Stock Awards, holders are not entitled to dividends declared on the underlying shares.
The following table presents the employee Restricted Stock Awards granted under the LTIP for the nine months ended May 31, 2025 and May 31, 2024:

	Nine Months Ended
	May 31, 2025		May 31, 2024
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs granted(1)	91,766	$444.16	74,355	$423.07
PSUs granted(2)	34,479	$446.59	37,008	$424.63
Performance adjustment - PSUs(3)	7,364	$424.01	14,472	$306.33
Total Restricted Stock Awards	133,609		125,835
(1) Includes the annual employee grant on November 1, 2024 and November 1, 2023 of 76,448 and 63,722 RSUs, respectively. The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years.
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

Stock-based Awards Available for Grant
As of May 31, 2025, we had 3.3 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan. In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.

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
We have three operating segments, which are consistent with our reportable segments: Americas, EMEA and Asia Pacific. This is how our CODM manages our business and the geographic markets in which we operate.
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
The following table reflects the results of operations of our segments:

(in thousands)	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2025
Revenues	$380,501	$145,741	$59,278	$585,520
Operating income	$81,565	$69,027	$43,563	$194,155
Capital expenditures(1)	$21,781	$920	$2,529	$25,230

	Americas	EMEA	Asia Pacific	Total
For the three months ended May 31, 2024
Revenues	$356,468	$141,279	$54,961	$552,708
Operating income	$87,696	$75,463	$39,300	$202,459
Capital expenditures(1)	$19,491	$408	$1,440	$21,339

	Americas	EMEA	Asia Pacific	Total
For the nine months ended May 31, 2025
Revenues	$1,117,404	$432,853	$174,590	$1,724,847
Operating income	$236,490	$208,633	$125,859	$570,982
Capital expenditures(1)	$68,809	$1,412	$4,619	$74,840

	Americas	EMEA	Asia Pacific	Total
For the nine months ended May 31, 2024
Revenues	$1,057,453	$420,016	$163,400	$1,640,869
Operating income	$250,255	$207,167	$116,019	$573,441
Capital expenditures(1)	$54,284	$1,664	$3,774	$59,722
(1) Capital expenditures include purchases of PPE and capitalized internal-use software.

Segment Total Assets
The following table reflects the total assets for our segments as of May 31, 2025 and August 31, 2024:

(in thousands)	May 31, 2025	August 31, 2024
Americas	$3,596,488	$3,178,800
EMEA	583,953	600,206
Asia Pacific	158,321	276,034
Total assets	$4,338,762	$4,055,040

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 and those discussed in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible technology used by global financial professionals to power their critical investment workflows. As of May 31, 2025, we had more than 8,800 clients comprised of over 220,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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

•"Partnerships and CGS": "Partnerships" delivers solutions to firms in the financial services ecosystem including data, analytics and technology platform providers. "CGS" is an originator of securities identification, managed on behalf of the American Bankers Association, for all sectors of the global financial markets.
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
Executive Leadership Transition
On June 3, 2025, FactSet announced the appointment of Sanoke Viswanathan as Chief Executive Officer and that he will join FactSet’s Board of Directors, effective on September 1, 2025, or such other mutually agreed date. Mr. Viswanathan will succeed F. Philip Snow, who will retire from these roles effective on Mr. Viswanathan's start date. To support a smooth leadership transition, Mr. Snow will continue employment with FactSet in an advisory capacity until November 15, 2025 or such later date as mutually agreed.
Fiscal 2025 Third Quarter in Review
Revenues in the third quarter of fiscal 2025 were $585.5 million, an increase of 5.9% from the comparable prior year period. This 5.9% growth in revenues was driven by a 4.4% increase in organic revenues, a 1.4% increase from acquisition-related revenues and a 0.1% net increase from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. Revenues increased primarily from workstations and, to a lesser extent, front office solutions and CGS. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for the definition of organic revenues and a reconciliation between revenues and organic revenues.
As of May 31, 2025, organic annual subscription value ("Organic ASV") totaled $2,296.9 million, an increase of 4.5% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was mainly driven by workstations and, to a lesser extent, CGS and data solutions. Refer to Part I, Item 2. Management's Discussion and

Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definition of Organic ASV.
Operating margin was 33.2% for the third quarter of fiscal 2025, compared to 36.6% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher employee compensation costs and amortization of intangible assets, partially offset by growth in revenues and a benefit from the net settlement of our foreign currency forward contracts. Diluted earnings per common share ("Diluted EPS") was $3.87 for the third quarter of fiscal 2025, a decrease of 5.4% from the comparable prior year period, primarily driven by lower operating income.
We returned $120.2 million to our stockholders in the form of share repurchases and dividends during the three months ended May 31, 2025.
As of May 31, 2025, our client and user count was 8,811 and 220,496, respectively. Our employee headcount was 12,579 as of May 31, 2025, up 2.6% compared to the prior year. This increase was driven by net headcount growth of 5.2% in Americas, 3.4% in EMEA and 1.7% in Asia Pacific.
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
Organic ASV
The following table presents the calculation of Organic ASV as of May 31, 2025. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of May 31, 2025
ASV	$2,335.1
Currency impact(1)	(5.7)
Acquisition ASV(2)	(32.5)
Organic ASV	$2,296.9
Organic ASV annual growth rate	4.5%
(1)The impact from foreign currency movements.
(2)Acquired ASV from acquisitions completed within the last 12 months.
As of May 31, 2025, Organic ASV was $2,296.9 million, an increase of 4.5% compared with May 31, 2024. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was primarily due to higher sales to existing clients and to a lesser extent, price increases to existing clients and sales to new clients, all primarily driven by workstations and, to a lesser extent, CGS and data solutions. This increase was partially offset by existing client cancellations.
Segment ASV
As of May 31, 2025, ASV from the Americas represented 65% of total ASV and was $1,513.1 million, an increase from $1,415.3 million as of May 31, 2024. Americas Organic ASV was $1,486.0 million as of May 31, 2025, a 5.0% increase from the prior year period. The Organic ASV increase in the Americas was primarily driven by workstations and, to a lesser extent, CGS.

As of May 31, 2025, ASV from EMEA represented 25% of total ASV and was $581.9 million, an increase from $565.0 million as of May 31, 2024. EMEA Organic ASV was $575.2 million as of May 31, 2025, a 2.1% increase from the prior year period. The EMEA Organic ASV increase was mainly from CGS and data solutions.
As of May 31, 2025, ASV from Asia Pacific represented 10% of total ASV and was $240.1 million, an increase from $218.8 million as of May 31, 2024. Asia Pacific Organic ASV was $235.7 million as of May 31, 2025, a 7.1% increase from the prior year period. The Asia Pacific Organic ASV increase was primarily driven by workstations and data solutions.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of May 31, 2025 were each 4.0%. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year period, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remaining Organic ASV is derived from sell-side firms, primarily including broker-dealers, banking and advisory firms, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of May 31, 2025	As of May 31, 2024	Change
Clients(1)	8,811	8,029	9.7%
Users(2)	220,496	208,140	5.9%
(1)The client count includes clients with ASV of $10,000.
(2)The user count does not reflect users associated with our fiscal 2025 acquisitions.
Our total client count was 8,811 as of May 31, 2025, a net increase of 9.7% or 782 clients in the last 12 months, mainly due to an increase in corporates, primarily driven by clients from the Platform Group Limited ("Irwin") acquisition.
As of May 31, 2025, there were 220,496 professionals using FactSet, representing a net increase of 5.9% or 12,356 users in the last 12 months, primarily driven by an increase in wealth management users. The user count does not reflect our fiscal 2025 acquisitions.
Annual ASV retention was greater than 95% of ASV as of May 31, 2025 and May 31, 2024. When expressed as a percentage of clients, annual retention was 91% as of May 31, 2025, compared with 90% as of May 31, 2024.
Employee Headcount
As of May 31, 2025, our net employee headcount increased by 2.6% to 12,579, compared with 12,262 employees as of May 31, 2024. This net headcount growth was primarily driven by our Irwin and Liquid Holdings, LLC ("LiquidityBook") acquisitions and continued investment in our centers of excellence ("COEs") through an increase in employees based in the Philippines and India. Approximately 67% of our employees are located in our COEs.
As of May 31, 2025, compared to May 31, 2024, our net headcount growth was 5.2% in the Americas, 3.4% in EMEA and 1.7% in Asia Pacific. As of May 31, 2025, we had 8,668 employees located in Asia Pacific, 2,466 in the Americas and 1,445 in EMEA.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2025 and May 31, 2024, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.

The following table summarizes the results of operations for the periods described:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands, except per share data)	2025	2024		2025	2024
Revenues	$585,520	$552,708	5.9%	$1,724,847	$1,640,869	5.1%
Cost of services	280,729	246,986	13.7%	809,112	753,749	7.3%
Selling, general and administrative	110,636	103,263	7.1%	344,753	313,679	9.9%
Operating income	$194,155	$202,459	(4.1)%	$570,982	$573,441	(0.4)%

Net income	$148,542	$158,135	(6.1)%	$443,424	$447,630	(0.9)%
Diluted weighted average common shares	38,344	38,640		38,457	38,644
Diluted EPS	$3.87	$4.09	(5.4)%	$11.53	$11.58	(0.4)%
Revenues
Three months ended May 31, 2025 compared with three months ended May 31, 2024
Revenues for the three months ended May 31, 2025 were $585.5 million, an increase of 5.9%. This 5.9% growth in revenues was driven by a 4.4% increase in organic revenues, which totaled $577.2 million for the three months ended May 31, 2025, and a 1.4% increase from acquisition-related revenues, partially offset by a net increase of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was primarily driven by workstations and, to a lesser extent, front office solutions and CGS.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
Revenues for the nine months ended May 31, 2025 were $1,724.8 million, an increase of 5.1%. This 5.1% growth in revenues was driven by a 4.4% increase in organic revenues, which totaled $1,712.9 million for the nine months ended May 31, 2025, and a 0.7% increase from acquisition-related revenues. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was mainly from workstations and, to a lesser extent, CGS.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Americas	$380,501	$356,468	6.7%	$1,117,404	$1,057,453	5.7%
% of revenues	65.0%	64.5%		64.8%	64.4%
EMEA	$145,741	$141,279	3.2%	$432,853	$420,016	3.1%
% of revenues	24.9%	25.6%		25.1%	25.6%
Asia Pacific	$59,278	$54,961	7.9%	$174,590	$163,400	6.8%
% of revenues	10.1%	9.9%		10.1%	10.0%
Consolidated	$585,520	$552,708	5.9%	$1,724,847	$1,640,869	5.1%

Three months ended May 31, 2025 compared with three months ended May 31, 2024
Americas
Americas revenues increased 6.7% to $380.5 million during the three months ended May 31, 2025, compared with $356.5 million from the same period a year ago. This 6.7% growth in revenues was driven by a 5.0% increase in organic revenues and a 1.8% increase from acquisition-related revenues, partially offset by a 0.1% net decrease from foreign currency exchange rate fluctuations. The increase in revenues was driven by workstations and front office solutions.

EMEA
EMEA revenues increased 3.2% to $145.7 million during the three months ended May 31, 2025, compared with $141.2 million from the same period a year ago. This 3.2% growth in revenues was driven by a 2.3% increase in organic revenues, a 0.6% increase from acquisition-related revenues and a 0.3% net increase from foreign currency exchange rate fluctuations. The increase in revenues was mainly from CGS, data solutions and front office solutions.
Asia Pacific
Asia Pacific revenues increased 7.9% to $59.3 million during the three months ended May 31, 2025, compared with $55.0 million from the same period a year ago. This 7.9% growth in revenues was driven by a 6.4% increase in organic revenues, a 0.9% increase from acquisition-related revenues and a 0.6% net benefit from foreign currency exchange rate fluctuations. The increase in revenues was driven by data solutions and workstations.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
Americas
Revenues from the Americas increased 5.7% to $1,117.4 million during the nine months ended May 31, 2025, compared with $1,057.5 million from the same period a year ago. This 5.7% growth in revenues was driven by a 4.7% increase in organic revenues and a 1.0% increase from acquisition-related revenues. The increase in revenues was driven by workstations and, to a lesser extent, CGS and front office solutions.
EMEA
Revenues from EMEA increased 3.1% to $432.9 million during the nine months ended May 31, 2025, compared with $420.0 million from the same period a year ago. This 3.1% growth in revenues was driven by a 2.7% increase in organic revenues, a 0.3% increase from acquisition-related revenues and a 0.1% net increase from foreign currency exchange rate fluctuations. The increase in revenues was mainly from CGS, data solutions and middle office solutions.
Asia Pacific
Revenues from Asia Pacific increased 6.8% to $174.6 million during the nine months ended May 31, 2025, compared with $163.4 million from the same period a year ago. This 6.8% growth in revenues was driven by a 6.5% increase in organic revenues and a 0.3% increase from acquisition-related revenues. The increase in revenues was driven by data solutions and workstations.
Operating Expenses
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of intangible assets, royalty fees, telecommunication costs and computer depreciation.
Selling, general and administrative ("SG&A") consists primarily of employee compensation costs and also includes expenses related to occupancy costs, professional fees, depreciation of furniture and fixtures, amortization of leasehold improvements, travel and entertainment expenses, marketing costs, other employee-related expenses, internal communication costs, bad debt expense and the impact from our foreign currency forward contracts.
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
The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,		% Change
(dollar amounts in thousands)	2025	2024	% Change	2025	2024
Cost of services	$280,729	$246,986	13.7%	$809,112	$753,749	7.3%
SG&A	110,636	103,263	7.1%	344,753	313,679	9.9%
Total operating expenses	$391,365	$350,249	11.7%	$1,153,865	$1,067,428	8.1%

Operating income	$194,155	$202,459	(4.1)%	$570,982	$573,441	(0.4)%
Operating margin	33.2%	36.6%		33.1%	34.9%
Cost of Services
Three months ended May 31, 2025 compared with three months ended May 31, 2024
Cost of services increased 13.7% to $280.7 million for the three months ended May 31, 2025, compared with $247.0 million for the same period a year ago, primarily due to an increase in employee compensation costs and amortization of intangible assets.
Cost of services, when expressed as a percentage of revenues, was 47.9% for the three months ended May 31, 2025, an increase of 330 basis points compared with the same period a year ago. This increase was primarily due to higher employee compensation costs and amortization of intangible assets.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 150 basis points, primarily due to higher variable compensation costs driven by a lower bonus accrual in the prior year period and an increase in annual base salaries. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase in cost of services of 251 employees, primarily driven by our fiscal 2025 acquisitions.
•Amortization of intangible assets increased by 100 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
Cost of services increased 7.3% to $809.1 million for the nine months ended May 31, 2025, compared with $753.7 million in the same period a year ago, primarily due to an increase in amortization of intangible assets, computer-related expenses, and employee compensation costs.

Cost of services, when expressed as a percentage of revenues, was 46.9% for the nine months ended May 31, 2025, an increase of 100 basis points compared with the same period a year ago. This increase was primarily driven by an increase in amortization of intangible assets, partially offset by lower employee compensation costs.

When expressed as a percentage of revenues:
•Amortization of intangible assets increased 100 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
•Employee compensation costs decreased 80 basis points primarily due to revenues outpacing the increase in employee compensation costs and a decrease in restructuring charges, partially offset by higher variable compensation costs driven by a lower bonus accrual in the prior year period.

Selling, General and Administrative
Three months ended May 31, 2025 compared with three months ended May 31, 2024
SG&A increased 7.1% to $110.6 million for the three months ended May 31, 2025, compared with $103.3 million in the same period a year ago, primarily driven by higher employee compensation costs, partially offset by a benefit from the net settlement of our foreign currency forward contracts.

SG&A, when expressed as a percentage of revenues, was 18.9% for the three months ended May 31, 2025, an increase of 20 basis points compared with the same period a year ago. This increase was primarily driven by higher employee compensation costs, partially offset by a benefit from the net settlement of our foreign currency forward contracts.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 80 basis points, mainly due to higher variable compensation costs driven by a lower bonus accrual in the prior year period and an increase in payroll taxes due to a one-time payroll tax adjustment that occurred in the prior year period.
•The net settlement of foreign currency forward contracts decreased SG&A by 30 basis points.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
SG&A expenses increased 9.9% to $344.8 million for the nine months ended May 31, 2025, compared with $313.7 million for the same period a year ago, primarily driven by higher employee compensation costs and professional fees.

SG&A expenses, when expressed as a percentage of revenues, were 20.0% for the nine months ended May 31, 2025, an increase of 90 basis points compared with the same period a year ago. This increase was primarily due to higher professional fees and employee compensation costs.

When expressed as a percentage of revenues:
•Professional fees increased by 80 basis points, mainly due to acquisition-related costs.
•Employee compensation costs increased by 50 basis points, mainly due to higher variable compensation costs driven by a lower bonus accrual in the prior year period.
Operating Income and Operating Margin
Three months ended May 31, 2025 compared with three months ended May 31, 2024
Operating income decreased 4.1% to $194.2 million for the three months ended May 31, 2025, compared with $202.5 million in the prior year period. This decrease was primarily driven by higher employee compensation costs and amortization of intangible assets, partially offset by growth in revenues.
Operating margin decreased to 33.2% during the three months ended May 31, 2025, compared with 36.6% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease in operating margin was mainly due to higher employee compensation costs and amortization of intangible assets, partially offset by growth in revenues and a benefit from the net settlement of our foreign currency forward contracts.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
Operating income decreased 0.4% to $571.0 million for the nine months ended May 31, 2025, compared with $573.4 million in the prior year period. This decrease was primarily due to higher employee compensation costs and amortization of intangible assets, partially offset by growth in revenues.
Operating margin decreased to 33.1% for the nine months ended May 31, 2025, compared with 34.9% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily due to higher amortization of intangible assets and professional fees, partially offset by growth in revenues.

Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 16, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Americas	$81,565	$87,696	(7.0)%	$236,490	$250,255	(5.5)%
EMEA	69,027	75,463	(8.5)%	208,633	207,167	0.7%
Asia Pacific	43,563	39,300	10.8%	125,859	116,019	8.5%
Total Operating Income	$194,155	$202,459	(4.1)%	$570,982	$573,441	(0.4)%
Three months ended May 31, 2025 compared with three months ended May 31, 2024
Americas
Americas operating income decreased 7.0% to $81.6 million during the three months ended May 31, 2025, compared with $87.7 million in the same period a year ago. This decrease was primarily due to higher employee compensation costs and amortization of intangible assets, partially offset by growth in revenues of 6.7%.
•Employee compensation costs increased mainly due to higher variable compensation costs driven by a lower bonus accrual in the prior year period and an increase in payroll taxes due to a one-time payroll tax adjustment that occurred in the prior year period.
•Amortization of intangible assets increased mainly due to higher amortization from our capitalized internal-use software development costs.
EMEA
EMEA operating income decreased 8.5% to $69.0 million during the three months ended May 31, 2025, compared with $75.5 million in the same period a year ago. This decrease was primarily due to higher employee compensation costs mainly due to higher annual base salaries and an increase in variable compensation costs driven by a lower bonus accrual in the prior year period, partially offset by growth in revenues of 3.2%. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase of 47 employees.
Asia Pacific
Asia Pacific operating income increased 10.8% to $43.6 million during the three months ended May 31, 2025, compared with $39.3 million in the same period a year ago. This increase was mainly due to growth in revenues of 7.9%, partially offset by an increase in employee compensation costs primarily due to higher annual base salaries and an increase in variable compensation costs driven by a lower bonus accrual in the prior year period. The increase in annual base salaries was primarily driven by annual merit increases and a net headcount increase of 147 employees.
Nine months ended May 31, 2025 compared with nine months ended May 31, 2024
Americas
Americas operating income decreased 5.5% to $236.5 million during the nine months ended May 31, 2025, compared with $250.3 million in the same period a year ago. This decrease was primarily due to higher amortization of intangible assets, employee compensation costs and professional fees, partially offset by growth in revenues of 5.7%.
•Amortization of intangible assets increased mainly due to higher amortization from our capitalized internal-use software development costs.
•Employee compensation costs increased mainly due to higher variable compensation costs driven by a lower bonus accrual in the prior year period.
•Professional fees increased mainly due to acquisition-related costs.

EMEA
EMEA operating income increased 0.7% to $208.6 million during the nine months ended May 31, 2025, compared with $207.1 million in the same period a year ago. This increase was primarily due to growth in revenues of 3.1%, partially offset by higher employee compensation expense. Employee compensation costs increased primarily due to an increase in annual base salaries driven by annual merit increases and a net headcount increase of 47 employees.
Asia Pacific
Asia Pacific operating income increased 8.5% to $125.9 million during the nine months ended May 31, 2025, compared with $116.0 million in the same period a year ago. This increase was mainly due to growth in revenues of 6.8%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and a net headcount increase of 147 employees.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands)	2025	2024	% Change	2025	2024	% Change
Income before income taxes	$179,948	$190,532	(5.6)%	$532,007	$534,373	(0.4)%
Provision for income taxes	$31,406	$32,397	(3.1)%	$88,583	$86,743	2.1%
Effective tax rate	17.5%	17.0%		16.7%	16.2%
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
Our effective tax rate for the three months ended May 31, 2025 and May 31, 2024 was 17.5% and 17.0%, respectively, and for the nine months ended May 31, 2025 and May 31, 2024 was 16.7% and 16.2%, respectively. The increase in the effective tax rate for the periods presented was primarily due to certain discrete items, mainly lower excess tax benefits related to stock-based compensation, as well as a higher overall foreign tax rate, partially offset by a lower U.S. tax impact of foreign earnings.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate. This was primarily attributable to excess tax benefits from stock-based compensation, a lower U.S. tax impact of foreign earnings, research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") deduction, partially offset by our state income taxes.

Net Income and Diluted EPS

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
Net income	$148,542	$158,135	(6.1)%	$443,424	$447,630	(0.9)%
Diluted weighted average common shares	38,344	38,640	(0.8)%	38,457	38,644	(0.5)%
Diluted EPS	$3.87	$4.09	(5.4)%	$11.53	$11.58	(0.4)%
The decrease in Net income and Diluted EPS for the three months ended May 31, 2025, compared to the respective prior year period, was primarily driven by lower operating income.
The decrease in Net income and Diluted EPS for the nine months ended May 31, 2025, compared to the respective prior year period, was primarily driven by lower interest income and operating income, partially offset by lower interest expense.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA, adjusted Diluted EPS and free cash flow. The reconciliations from our financial measures calculated and presented in accordance with GAAP to these non-GAAP financial measures are shown in the tables below and refer to Liquidity and Capital Resources within this section below, for our free cash flow reconciliation.. These non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2025	2024		2025	2024
Revenues	$585,520	$552,708	5.9%	$1,724,847	$1,640,869	5.1%
Acquisition revenues	(7,781)	—		(12,270)	—
Currency impact	(539)	—		281	—
Organic revenues	$577,200	$552,708	4.4%	$1,712,858	$1,640,869	4.4%

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

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2025	2024	% Change	2025	2024	% Change
Operating income	$194,155	$202,459	(4.1)%	$570,982	$573,441	(0.4)%
Intangible asset amortization	19,182	16,674		53,900	50,692
Business acquisitions and related costs	1,976	423		14,769	423
Sales tax dispute(1)	—	—		2,398	—
Restructuring/severance	—	(1,596)		(317)	6,695
Adjusted operating income	$215,313	$217,960	(1.2)%	$641,732	$631,251	1.7%
Operating margin	33.2%	36.6%		33.1%	34.9%
Adjusted operating margin(2)	36.8%	39.4%		37.2%	38.5%
Net income	$148,542	$158,135	(6.1)%	$443,424	$447,630	(0.9)%
Intangible asset amortization	13,943	11,466		39,809	36,791
Business acquisitions and related costs	1,436	291		10,908	307
Sales tax dispute(1)	—	—		1,771	—
Restructuring/severance	—	(1,096)		(234)	4,859
Income tax items	—	—		1,351	1,397
Adjusted net income(3)	$163,921	$168,796	(2.9)%	$497,029	$490,984	1.2%
Net income	$148,542	$158,135	(6.1)%	$443,424	$447,630	(0.9)%
Interest expense	15,122	16,894		43,438	50,231
Income taxes	31,406	32,397		88,583	86,743
Depreciation and amortization expense	40,845	32,504		114,972	91,154
EBITDA	$235,915	$239,930	(1.7)%	$690,417	$675,758	2.2%
Non-recurring non-cash expenses(4)	—	—		—	1,285
Adjusted EBITDA	$235,915	$239,930	(1.7)%	$690,417	$677,043	2.0%
Diluted EPS	$3.87	$4.09	(5.4)%	$11.53	$11.58	(0.4)%
Intangible asset amortization	0.36	0.30		1.03	0.94
Business acquisitions and related costs	0.04	0.01		0.28	0.01
Sales tax dispute(1)	—	—		0.05	—
Restructuring/severance	—	(0.03)		(0.01)	0.14
Income tax items	—	0.00		0.04	0.04
Adjusted Diluted EPS(3)	$4.27	$4.37	(2.3)%	$12.92	$12.71	1.7%
Weighted average common shares (diluted)	38,344	38,640		38,457	38,644
(1)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion on this matter.
(2)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(3)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended May 31, 2025 and May 31, 2024 were taxed at an adjusted tax rate of 27.3% and 31.2%, respectively. The nine months ended May 31, 2025 and May 31, 2024 were taxed at an adjusted tax rate of 26.1% and 27.4%, respectively.
(4)Related to the accelerated vesting of stock awards for certain employees.

Liquidity and Capital Resources
As of May 31, 2025, Cash and cash equivalents were $356.4 million and restricted cash was $14.0 million, compared with Cash and cash equivalents of $423.0 million as of August 31, 2024. Refer to Summary of Cash Flows within this section below, for more information on cash flows during the third quarter of fiscal 2025.
Our cash and cash equivalents are held in numerous locations throughout the world, with $158.3 million in the Americas, $138.3 million in EMEA (predominantly in the UK) and the remaining $59.8 million in Asia Pacific (predominantly in the Philippines and India) as of May 31, 2025.
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
Sources of Liquidity
Debt and Swap Agreements
2025 Credit Agreement
On April 8, 2025, we entered into a credit agreement (the "2025 Credit Agreement") and borrowed $500.0 million under a senior unsecured term loan credit facility (the "2025 Term Facility"). We used the proceeds from the 2025 Term Facility borrowing to repay the outstanding balance under the 2022 Revolving Facility (as defined below). The 2025 Credit Agreement also provides for a $1.0 billion senior unsecured revolving credit facility (the "2025 Revolving Facility"). The 2025 Revolving Facility, together with the 2025 Term Facility, are referred to as the "2025 Credit Facilities".
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit, up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.
The 2025 Term Facility is subject to scheduled quarterly amortization payments, commencing on August 31, 2025, with each amortization payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any mandatory prepayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled amortization payments in direct order of maturity.
During the three and nine months ended May 31, 2025, we voluntarily prepaid $62.5 million under the 2025 Term Facility. From the effective date of the 2025 Revolving Facility through May 31, 2025, we have had no borrowings under the 2025 Revolving Facility.
As of May 31, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through May 31, 2025. Debt issuance costs related to the 2025 Credit Facilities were $3.4 million.

2022 Credit Agreement
On March 1, 2022, we entered into a credit agreement (the "2022 Credit Agreement") and borrowed $1.0 billion under a senior unsecured term loan credit facility (the "2022 Term Facility") and $250.0 million of the available $500.0 million under a senior unsecured revolving credit facility (the "2022 Revolving Facility"). The 2022 Revolving Facility, together with the 2022 Term Facility, are referred to as the "2022 Credit Facilities". On January 31, 2025, we entered into a joinder agreement to our 2022 Credit Agreement pursuant to which commitments under the 2022 Revolving Facility were increased by $100.0 million, to a total of $600.0 million. All other terms of the 2022 Credit Agreement remained unchanged.
The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full following $125.0 million of repayments made during the six months ended February 28, 2025. During the nine months ended May 31, 2025, we borrowed $305.0 million and repaid $555.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
Borrowings previously outstanding under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a spread using a debt leverage pricing grid and a credit spread adjustment (with total spread ranging from 0.975% to 1.1% over the term of the debt).
Interest Rate Swap Agreements
2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement) to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The 2025 Swap Agreement matures on February 28, 2026.
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
Refer to Note 5, Derivative Instruments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for more information on our interest rate swap agreements.
Senior Notes
On March 1, 2022, we completed a public offering issuing $500.0 million of 2.900% Senior Notes due March 1, 2027 (the "2027 Notes") and $500.0 million of 3.450% Senior Notes due March 1, 2032 (the "2032 Notes" and, together with the 2027 Notes, the "Senior Notes"). The Senior Notes were issued pursuant to an indenture, dated as of March 1, 2022, by and between us and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the supplemental indenture, dated as of March 1, 2022, between us and the Trustee (the "Supplemental Indenture").
We may redeem the Senior Notes, in whole or in part, at any time at specified redemption prices, plus any accrued and unpaid interest. Upon the occurrence of a change of control triggering event (as defined in the Supplemental Indenture), we must offer to repurchase the Senior Notes at 101% of their principal amount, plus any accrued and unpaid interest.
Uses of Liquidity
Returning Value to Stockholders
We returned $312.2 million and $283.2 million to our stockholders in the form of share repurchases and dividends during the nine months ended May 31, 2025 and May 31, 2024, respectively. Over the last 12 months, we returned $414.9 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three and nine months ended May 31, 202

5, we repurchased 184,050 shares for $80.7 million and 425,239 shares for $193.8 million, respectively. For the three and nine months ended May 31, 2024, we repurchased 135,150 shares for $59.8 million and 384,150 shares for $171.9 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. As of May 31, 2025, $106.2 million remained authorized under our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025 through September 30, 2026. Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
In the third quarter of fiscal 2025, our Board of Directors approved a 6% increase in the regular quarterly dividend from $1.04 to $1.10 per share. Fiscal 2025 marks the 26th consecutive fiscal year we have increased dividends on a stock split-adjusted basis, highlighting our continued commitment to returning value to our stockholders. During the nine months ended May 31, 2025 and May 31, 2024, we paid dividends of $118.3 million and $111.3 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Capital Expenditures
For the nine months ended May 31, 2025, capital expenditures increased by 25.3% to $74.8 million, compared with $59.7 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software.
Acquisitions
Our acquisitions with the most significant cash flows during fiscal 2024 through the third quarter of fiscal 2025 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Note 6, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion on these acquisitions.
LiquidityBook
On February 7, 2025 we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones.

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
Irwin
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price includes contingent consideration of $9.6 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. We finalized the purchase accounting for the Irwin acquisition during the third quarter of fiscal 2025.
Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2024, we had total purchase obligations with suppliers and vendors of $382.6 million. Our total purchase obligatio ns as of August 31, 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the nine months ended May 31, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$514,160	$537,177	$(23,017)
Net cash provided by (used in) investing activities	(369,373)	(104,658)	(264,715)
Net cash provided by (used in) financing activities	(199,327)	(402,908)	203,581
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,966	(1,911)	3,877
Net increase (decrease) in cash, cash equivalents and restricted cash	$(52,574)	$27,700	$(80,274)
Operating
For the nine months ended May 31, 2025, net cash provided by operating activities was $514.2 million, which included net income of $443.4 million, non-cash charges of $195.9 million and a net cash outflow of $125.1 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments to resolve an outstanding sales tax dispute and timing of client collections.
For the nine months ended May 31, 2024, net cash provided by operating activities was $537.2 million, which included net income of $447.6 million, non-cash charges of $161.6 million and a net cash outflow of $72.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and stock-based compensation expense. The change in our working capital was primarily driven by cash outflows related to our annual variable compensation payment and lease payments.
Investing
For the nine months ended May 31, 2025, net cash used in investing activities was $369.4 million. The cash used in investing activities primarily consisted of $348.3 million of acquisition-related consideration related mainly to the Irwin and LiquidityBook transactions and $74.8 million of capital expenditures driven by the capitalization of internal-use software development costs, partially offset by $58.2 million in proceeds from our investments in mutual funds.
For the nine months ended May 31, 2024, net cash used in investing activities was $104.7 million. The cash used in investing activities was primarily related to capital expenditures of $59.7 million mainly driven by the capitalization of internal-use software development costs and $44.9 million in investments, primarily related to the purchase of mutual funds.
Financing
For the nine months ended May 31, 2025, net cash used in financing activities was $199.3 million, consisting mainly of $742.5 million related primarily to the repayment of the 2022 Credit Facilities, $193.8 million of share repurchases and $118.3 million of dividend payments, partially offset by $803.4 million of proceeds from borrowings under the 2025 Term Facility and the 2022 Revolving Facility, in periods prior to its termination, and $72.6 million of proceeds from employee stock plans.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$514,160	$537,177	$(23,017)
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(74,840)	(59,722)	(15,118)
Free cash flow	$439,320	$477,455	$(38,135)
We generated free cash flow of $439.3 million during the nine months ended May 31, 2025, a decrease of $38.1 million compared with the same period a year ago. This decrease was driven by a $23.0 million reduction in cash provided by operating activities due to an increase in working capital requirements and higher PPE mainly from capitalized costs related to the development of our internal-use software. The increase in working capital requirements was mainly due to the resolution of a sales tax dispute and timing of client collections.
Off-Balance Sheet Arrangements
As of May 31, 2025 and August 31, 2024, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 11, Debt and Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of May 31, 2025 and August 31, 2024, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the nine months ended May 31, 2025 and May 31, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of May 31, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the fourth quarter of fiscal 2025 through the third quarter of fiscal 2026.

The following table summarizes the gross notional value of our foreign currency forward contracts to purchase the respective local currency with U.S. dollars as of May 31, 2025 and August 31, 2024:

	May 31, 2025			August 31, 2024
(in thousands)	Local Currency Amount		Notional Contract Amount (USD)	Local Currency Amount		Notional Contract Amount (USD)
British Pound Sterling		£42,800	$55,079		£41,200	$52,372
Indian Rupee	Rs	4,573,733	52,700	Rs	4,651,351	55,200
Euro		€36,900	40,917		€43,800	48,183
Philippine Peso	₱	2,009,542	34,900	₱	1,850,674	32,400
Total			$183,596			$188,155
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the nine months ended May 31, 2025.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There were no significant changes in our critical accounting estimates during the nine months ended May 31, 2025.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the nine months ended May 31, 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of May 31, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the fourth quarter of fiscal 2025 through the third quarter of fiscal 2026. Based on the operating income for the three and nine months ended May 31, 2025, comparing the average foreign currency exchange rates for the th ree and nine months ended May 31, 2025 to the rates for the three and nine months ended May 31, 2024, net of hedge activity, resulted in an increase in operating income of $1.1 million and $1.3 million, respectively. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of May 31, 2025, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $18 million as of May 31, 2025 and decreased our operating income, excluding these forward contracts, by an estimated $34 million for nine months ended May 31, 2025. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
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
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2025	2024	2025	2024
Foreign currency translation adjustment gains (losses)	$38,456	$(1,282)	$8,911	$(2,330)
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of May 31, 2025, we had Cash and cash equivalents of $356.4 million and Investments of $7.7 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Debt
As of May 31, 2025, our outstanding floating rate debt included $437.5 million under the 2025 Credit Agreement. As of May 31, 2025, the outstanding borrowings under the 2025 Credit Agreement bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2025 Swap Agreement on April 24, 2025, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. As of May 31, 2025, the 2025 Swap Agreement has a notional amount of $150.0 million and matures on February 28, 2026.

Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure as of May 31, 2025 is limited to the outstanding principal balance of our floating rate debt under our 2025 Credit Facilities in excess of the 2025 Swap Agreement. As of May 31, 2025, our interest rate exposure equals the Term SOFR applied to $287.5 million, our outstanding debt, net of our 2025 Swap Agreement. Assuming the principal balance of our outstanding floating rate debt, net of the 2025 Swap Agreement, remained at $287.5 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of May 31, 2025.
Refer to Note 5, Derivative Instruments and Note 11, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our swap agreements and outstanding borrowings as of May 31, 2025, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting identified in connection with the preparation and audit of our Consolidated Financial Statements for the year ended August 31, 2024, our disclosure controls and procedures were not effective as of May 31, 2025.
Notwithstanding the material weakness, management has concluded the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
As included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, management identified certain control deficiencies related to the design and operation of our information technology (“IT”) general controls (“ITGCs”) that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, rise to a material weakness in internal control over financial reporting. The deficiencies related to program change management and user access in connection with segregation of duties and restriction to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. Management has also concluded the material weakness existed in fiscal 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

These steps are subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weakness. We believe that these actions, collectively, will remediate the material weakness identified. However, we will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We expect to complete these remediation measures in fiscal 2025. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.
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
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing our remediation plan related to the material weakness. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 12, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements included in Part I, Item 1., to this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we have previously disclosed in Item 1A, Risk Factors, in our most recent Form 10-K, and the updated risk factor below.
Risks Relating to Our Debt

Our indebtedness may impair our financial condition and operations and restrict our activities or our ability to satisfy our obligations

Our indebtedness could have important consequences for our business, including making it more difficult to satisfy our obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and placing us at a competitive disadvantage compared to our peers.

Our ability to meet our payment and other obligations under our debt depends on our ability to generate sufficient cash flow in the future. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs. Certain of our borrowings are based upon variable interest rates, and although we leverage interest rate swap agreements to manage a portion of our floating interest rate exposure, in the event of increases in interest rates, this could result in higher interest expense.

In addition, we are subject to certain covenants, including financial covenants and certain limitations on the incurrence of additional debt, the creation of liens, the ability to enter certain transactions, and other matters. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet required financial covenants. A breach of any of these covenants or any other restrictive covenants contained in the definitive documentation governing our indebtedness would result in a default or an event of default, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses.

If new debt is added to our current debt levels, the risks described above could intensify.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended May 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
March 2025	60,452	$440.07	60,450	$160,256
April 2025	68,850	$425.94	68,850	$130,931
May 2025	56,382	$451.88	54,750	$106,162
Total	185,684		184,050
(1)Includes 184,050 shares purchased under the stock repurchase program, as well as 1,634 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases, which are available during fiscal 2025. As of May 31, 2025, $106.2 million remained authorized under our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025 through September 30, 2026. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.

Trading Arrangements
On September 26, 2024, we entered into an agreement to adopt a trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1 of the Exchange Act. The arrangement provides for the repurchase of up to $250 million of our common stock during the period from September 27, 2024 through August 28, 2025 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock. On June 24, 2025, we terminated this arrangement and entered a new trading arrangement for the repurchase of shares of our common stock in the open market consistent with the provisions of Rule 10b5-1 of the Exchange Act. This arrangement provides for the repurchase of up to $76 million of our common stock during the period from June 24, 2025 through August 28, 2025 pursuant to a written algorithm for determining the amount, price and date for purchase of shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended May 31, 2025.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Credit Agreement dated April 8, 2025, among FactSet Research Systems Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto, and PNC Bank, National Association, as the administrative agent	8-K	001-11869	1.1	4/8/2025
10.2	Employment Agreement dated May 28, 2025 between FactSet Research Systems Inc. and Sanoke Viswanathan					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 3, 2025	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)