Form 10-K
period 2025-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2025-10-22
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $17,509,083,420.
As of October 15, 2025, there were 37,456,326 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2025.

FactSet Research Systems Inc.
Form 10-K
For The Fiscal Year Ended August 31, 2025

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
Forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied in forward-looking statements include, among others, the factors discussed under Part I, Item 1A., Risk Factors, that should be specifically considered. FactSet cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. FactSet undertakes no obligations to update or revise any forward-looking statement to reflect results, revised expectations, events or circumstances arising after the date on which it is made, except as required by applicable law.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Part I
ITEM 1. BUSINESS
Corporate History
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") was founded in 1978 and has been publicly traded since June 1996. We are dual-listed on the New York Stock Exchange ("NYSE") and the NASDAQ Stock Market ("NASDAQ") under the symbol "FDS". FactSet has been a member of the S&P 500 since December 2021.
Business Overview
FactSet is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of August 31, 2025, we had approximately 9,000 clients comprised of over 237,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on a detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.
Segments
Our segment revenues are based on the geographic region where the sale originated:
•Americas: The Americas segment primarily sells to clients in North, Central and South America. In the Americas, we have offices in nine states in the United States ("U.S."), including our corporate headquarters located in Norwalk, Connecticut. Additionally, we have data centers in two states in the U.S. and an office in each of Brazil and Canada. Revenues from the Americas represented 65% of total revenues during fiscal 2025.
•EMEA: The EMEA segment primarily sells to clients in Europe, the Middle East and Africa via offices in Bulgaria, England, France, Germany, Italy, Latvia, Luxembourg, the Netherlands, Sweden and the United Arab Emirates. Revenues from EMEA represented 25% of total revenues during fiscal 2025.
•Asia Pacific: The Asia Pacific segment primarily sells to clients in Asia and Australasia via office locations in Australia, China, Hong Kong Special Administrative Region ("SAR") of China, India, Japan, the Philippines and Singapore. Revenues from Asia Pacific represented 10% of total revenues during fiscal 2025.
Refer to Part II, Item 8. Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our segments.

Firm Types
Institutional Buyside
Institutional Buyside focuses on multi-asset class solutions, including AI-powered workflows and insights, for global asset managers, asset owners and hedge fund professionals across the investment portfolio lifecycle. This firm type includes workflows for research analysts, portfolio managers, and traders in the front office, as well as performance analysts, risk managers, and client service and marketing professionals in the middle office. Our front office on-platform solutions are designed for research management, order management, portfolio construction, and trade execution capabilities. Our middle office on-platform solutions are designed for performance measurement, attribution, reporting and risk management capabilities, and are complemented by our middle office managed services. In addition to our on-platform workstation offerings, we offer comprehensive off-platform data and technology solutions including data feeds, APIs, and programmatic access for clients to engage with us in the environment best suited to them.
Dealmakers
Dealmakers focuses on workflow solutions for investment bankers, sell-side research analysts, corporate users, investor relations officers, and private equity and venture capital professionals. We provide comprehensive solutions to our clients including workstations, mobile solutions, data feeds, APIs, proprietary and third-party data, and productivity tools for Microsoft® Office. We also deliver firm type tailored solutions for client relationship management ("CRM") and AI-powered solutions to bring automation to time-consuming and manual aspects of our clients’ daily workflows. Our tools are used to analyze companies and markets, perform fundamental research, generate ideas, build and distribute presentations and monitor investments. We offer global coverage of public and private markets, granular industry metrics, deep history, and transparency through proprietary and third-party sourced databases.
Wealth
Wealth focuses on comprehensive solutions to wealth management clients including our web-based workstation, book-of-business dashboards for advisors, data feeds, APIs, proprietary and third-party data, and productivity tools for Microsoft® Office. We also offer AI-powered prospecting, monitoring and proposal generation tools that enable financial advisors to grow and enhance existing client relationships. Our Wealth solution enables our clients to easily integrate our products into their CRM software and internally developed applications. Wealth clients use our advisory tools to provide support for their businesses, including home office, advisory, and client engagement work. We continue to focus on expanding our relevant data offerings and increasing workflow efficiency across the investment portfolio lifecycle for wealth management firms.
Partnerships and CGS
Partnerships delivers solutions such as data and technology solutions, workstations, and digital or analytics solutions to firms in the financial services ecosystem including data, analytics and technology platform providers. This includes curated datasets and turnkey APIs to enable technologists and developers to power new AI-based workflows with programmatic access to FactSet’s high-quality, connected content. CGS is the exclusive issuer of CUSIP and CINS identifiers globally. CGS also acts as the official numbering agency for International Securities Identification Number ("ISIN") identifiers in the U.S. and as a substitute ISIN agency for more than 30 other countries.
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
To execute our strategy, we are focused on three core pillars and primary areas of investment:
•Expanding our data offerings and delivery capabilities: We continue to scale up our data ecosystem to provide a comprehensive inventory of industry, proprietary and third-party data. This includes granular data for key industry verticals, real-time market data, fund data and sustainable finance. In addition to using our growing data catalog to drive our AI-powered workstation products, we aim to continue to expand our data delivery capabilities in the cloud and through other methods to advance our position as an enterprise data provider for our clients.

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
•Innovating with AI: Our AI roadmap, driven by our FactSet AI Blueprint, is resonating with our clients, and FactSet's AI solutions are generating usage, demand and commercial transactions. We continue to advance a pragmatic, open, and flexible strategy for integrating AI and natural language processing into our clients’ workflows, aiming to boost productivity by surfacing actionable insights throughout the portfolio lifecycle and automating routine research and content processing tasks. FactSet is delivering AI embedded workflow solutions for various personas including research analysts, bankers, portfolio managers, wealth advisors and engineering teams across our clients. These outcomes accelerate decision making for our clients and will differentiate FactSet from our competitors and drive growth.
Executive Leadership Transition
On September 8, 2025, Sanoke Viswanathan assumed the role of Chief Executive Officer and joined FactSet’s Board of Directors. Mr. Viswanathan succeeds F. Philip Snow, who retired from these roles effective on Mr. Viswanathan's start date. To support a smooth leadership transition, Mr. Snow is continuing employment with FactSet in an advisory capacity until December 31, 2025.
Revenues and Annual Subscription Value ("ASV")
The majority of our revenues are derived from client access to our multi-asset solutions powered by our platform of connected data and technology that is available over the contractual term. We offer expansive data, sophisticated analytics, and flexible technology through our platform.
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy. ASV at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients. Organic ASV at any point in time represents ASV excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements.
FactSet Clients and Users
We had 8,996 clients and 237,324 professionals using FactSet as of August 31, 2025. Our client count includes clients with ASV of $10,000 and above and our user count does not reflect users associated with our fiscal 2025 acquisitions. For the year ended August 31, 2025, annual ASV retention was greater than 95% and, when expressed as a percentage of clients, annual retention was 91%.
Buy-side
Buy-side clients continue to shift toward multi-asset class investment strategies and investing in their front- and middle office solutions, where we are well-positioned to be a partner of choice. We are able to compete for greater market share given our ability to provide enterprise-wide solutions to our clients by leveraging their portfolio data for multiple asset classes. Buy-side clients primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. These clients access our multi-asset class tools through our workstations, analytics and trading tools, proprietary and third-party content, data feeds, APIs and portfolio services. Buy-side clients accounted for approximately 82% of our Organic ASV as of August 31, 2025.
Sell-side
We deliver comprehensive solutions to sell-side clients including workstations, data feeds, web and mobile solutions, APIs, proprietary and third-party content, and productivity tools for Microsoft® Office. Our focus remains on expanding the depth of content offered and increasing workflow efficiency for sell-side firms. These firms primarily include broker-dealers, banking and advisory firms, and private equity and venture capital firms. Sell-side clients accounted for approximately 18% of our Organic ASV as of August 31, 2025.

Third-Party Content
We aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our dedicated managed databases, which our clients access through our flexible delivery platforms. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated with one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party data supplier to meet the needs of our clients, with two data suppliers each representing more than 10% of our total data costs during fiscal 2025.
Data Centers and Cloud Computing
Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate reliable and efficient processing and delivery of data and analytics to our clients. As part of our hybrid cloud strategy, we operate two fully redundant, physically separated data centers in the U.S. that provide client services, while also using market-leading cloud providers to run products and services to best benefit from the cloud's elasticity, resiliency, security, and regionalization. We currently use several cloud providers; however, one supplier provided the majority of our cloud computing support for fiscal 2025. Our physical data centers provide layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple locations. In the event of a single site failure or localized disaster, client workloads will automatically move to unaffected sites. We continue to focus on maintaining a global technological infrastructure that allows us to support our growing business.
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
Research and Product Development Costs
A key aspect of our growth strategy is to offer new solutions and enhance our existing products by making them faster and more robust with deeper data and insights. We continue to invest in AI solutions that adapt as our clients’ workflows evolve, helping professionals leverage automation, generative intelligence, and dynamic analytics—rapidly embracing new technologies to improve discoverability and usability of our products and services.
The Competitive Landscape
We are a part of the financial information services industry focused on delivering expansive data, sophisticated analytics, and flexible technology through our open platform to the global investment community. We offer clients comprehensive solutions with a broad set of products delivered through a desktop or mobile user interface, cloud-based platforms, or through standardized or bespoke data feeds, as well as APIs. In addition, our applications, client support and service offerings are entrenched in the workflow of many financial professionals given the data management, portfolio analysis and screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, we believe our products are central to our clients’ investment analysis, decision-making and operations.
We operate in a highly competitive environment. Our current competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers, technology firms, and many third-party content providers that supply us with financial information included in our products. Our largest competitors are Bloomberg L.P., S&P's Market Intelligence division, and London Stock Exchange Group's ("LSEG's") Data & Analytics division (formerly known as Refinitiv). Other competitors and competitive products include online database suppliers and integrators and their applications, such as BlackRock Aladdin, MSCI Inc. and Morningstar Inc. Many of these firms provide products or services similar to our offerings.

Human Capital Management
At FactSet, our people are central to delivering long-term value to our clients, stockholders, and communities. We view human capital as a strategic asset and prioritize the health, engagement, safety, and well-being of our workforce. FactSet’s human capital strategy is designed to align our workforce with our mission. Through strategic hiring, focused upskilling, and transparent career pathways, we position our people and teams to deliver on our business objectives and create sustainable growth. By emphasizing innovation, agility, recognition, and connectedness, we foster a culture where employees thrive while advancing outcomes for our clients, our communities, and our stockholders. Our human capital strategy focuses on attracting and retaining top talent, developing future-ready skills, fostering an inclusive and purpose-driven culture, and providing comprehensive wellbeing programs. We align our workforce initiatives with business priorities, so that employees are equipped, empowered, and motivated to contribute meaningfully to FactSet’s mission and long-term objectives.
Our Employees
As of August 31, 2025, we had 35 offices in 19 countries with 12,800 employees, representing an increase of 3.2% compared with August 31, 2024. Of our total employees, 8,854 (69%) were located in Asia Pacific, 2,510 (20%) in the Americas and 1,436 (11%) in EMEA. To support sustainable growth, we continue to invest in our global centers of excellence ("COEs"), primarily located in India and the Philippines, which accounted for approximately 68% of our employees.
Functionally, as of August 31, 2025, 47% of our employees were in Content Operations, 28% were in Technology and Product Development, 21% were in Sales and Client Solutions and 4% were in Corporate Support. As of August 31, 2025, 434 of our employees were represented by mandatory works councils in our French and German locations and 25 of our employees were represented by collective bargaining agreements in the U.S. Our global workforce enables scale, operational efficiency, and delivery of specialized expertise across the enterprise.
Workforce Strategy and Talent Development
FactSet invests strategically in attracting, developing, and retaining top talent to support growth and innovation. Key initiatives include:
•Strategic Hiring: Recruitment in critical roles, including data solutions, AI, machine learning, product management, and client-facing positions.
•Future-Ready Skills: In fiscal 2025, 94% of employees participated in learning programs, completing 339,000 hours globally. Programs include mentorship, leadership development, department-specific training, and the EXCEL program.
•AI Capabilities: A major focus in fiscal 2025 was enhancing our AI capabilities that were aligned with our innovation and AI monetization goals. Employees advanced skills in prompt engineering, coding, vector databases, and data querying, enabling teams to embed AI across product design, client solutions, and internal efficiency initiatives.
•Career Pathways: To encourage employees to apply their skills toward long-term careers at FactSet, we refreshed our job architecture, offering transparent career pathways and consistent role expectations across functions.
Employee Engagement and Culture
FactSet fosters a culture where employees feel empowered, recognized, and connected to the Company’s mission. Key initiatives and outcomes include:
•Engagement and Feedback: We conduct an annual confidential employee engagement survey to assess satisfaction, gather feedback, and identify opportunities for improvement. In fiscal 2025, our engagement survey achieved an 88% response rate, significantly outpacing typical third-party benchmark response rates, reflecting strong employee engagement in the process. The survey results indicated employees are closely aligned with the Company's purpose and confident that their work contributes meaningful value to the organization.
•Corporate Responsibility and Purpose: We foster a culture of service that enriches our communities and enhances the employee experience. In fiscal 2025, FactSet employees contributed 17,200 volunteer hours across 391 events, with more than 85% of employees participating in philanthropic initiatives focused on education, hunger alleviation, environmental protection, and disaster response.

•Flagship Initiatives: Programs such as Hunger Awareness, one of FactSet’s largest annual initiatives, have resulted in over 9 million meals donated since 2019, reinforcing a culture of purpose while enhancing employee engagement and collective impact.
•Employee-Led Engagement Programs: FactSet supports a network of site-level culture committees, business resource groups open to all employees, and wellness champions, empowering employees to drive inclusion, well-being, and local engagement initiatives.
Well-being and Benefits
Employee wellbeing is a central component of FactSet’s human capital strategy. Our programs are designed to support physical, mental, and financial health while fostering a safe, inclusive, and resilient workplace. Key initiatives include:
•Comprehensive Health and Wellness Programs: FactSet provides robust health benefits, as well as a range of wellness initiatives that support physical, emotional, social, and financial health. In fiscal 2025, we expanded mental health resources through Journey, a global platform providing access to on-demand clinical experts, confidential counseling, and personalized wellness content.
•Flexible Work Arrangements: Policies and programs support work-life integration, including remote and hybrid work options, parental leave, and time-off programs tailored to employee needs.
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

Executive Officers of the Registrant
The following table shows our current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
Sanoke Viswanathan	50	Chief Executive Officer	2025
Helen L. Shan	58	Executive Vice President, Chief Financial Officer	2018
Robert J. Robie	46	Executive Vice President, Head of Institutional Buyside	2018
Goran Skoko	64	Executive Vice President, Chief Revenue Officer, Managing Director EMEA and Asia Pacific	2019
Kristina W. Karnovsky	46	Executive Vice President, Head of Dealmakers and Wealth	2021
John Costigan	56	Executive Vice President, Chief Data Officer	2022
Katherine M. Stepp	40	Executive Vice President, Chief Technology Officer	2022
Catrina Harding	52	Executive Vice President, Chief People Officer	2023
Christopher R. Ellis	53	Executive Vice President, Head of Strategic Initiatives and Partnerships	2023
Christopher McLoughlin	46	Executive Vice President, Chief Legal Officer and Corporate Secretary	2024
Sanoke Viswanathan – Chief Executive Officer. Mr. Viswanathan was appointed Chief Executive Officer effective September 8, 2025. Mr. Viswanathan has held a range of leadership roles, most recently served as the Chief Executive Officer of International Consumer and Wealth of JPMorgan and as a member of JPMorgan’s Operating Committee where he oversaw international consumer businesses as well as the International Private Bank and Workplace Solutions. Prior to that, Viswanathan served as JPMorgan’s Chief Strategy and Growth Officer from 2022 to 2024 and Chief Administrative Officer of the Corporate and Investment Bank. Earlier in his career, he was a Managing Director and Head of Corporate Strategy for JPMorgan and a Partner and Co-Head of Global Corporate and Investment Banking for McKinsey & Company. Mr. Viswanathan holds a post-graduate diploma in management from the Indian Institute of Management, Ahmedabad, and a bachelors in Mechanical Engineering from the Indian Institute of Technology, Chennai.
Helen L. Shan – Executive Vice President, Chief Financial Officer. Ms. Shan was appointed Executive Vice President, Chief Financial Officer effective July 23, 2024. As the Chief Financial Officer, she is responsible for FactSet's global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis, investor relations, real estate, tax, and treasury. She also served in this role from September 2018 through October 2021. From May 2021 through August 2024, Ms. Shan served as Executive Vice President, Chief Revenue Officer. Previously, she was at Marsh McLennan Companies, where she served in a variety of roles, including as the company's Corporate Treasurer and as Chief Financial Officer for Mercer. Preceding that, Ms. Shan held executive positions at Pitney Bowes Inc. and J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems, Inc. and currently is the Chairperson of the Audit Committee and also serves on the Compensation Committee. Ms. Shan holds dual degrees with a Bachelor of Science and a Bachelor of Applied Science from the University of Pennsylvania’s Wharton School of Business and School of Applied Science and Engineering. Ms. Shan also has a Master of Business Administration from Cornell University’s SC Johnson College of Business.
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
Kristina W. Karnovsky – Executive Vice President, Head of Dealmakers and Wealth. Ms. Karnovsky was appointed Executive Vice President, Head of Dealmakers and Wealth effective September 1, 2024. Since joining FactSet in 2001, she has held leadership roles spanning sales, product and strategy, including roles as Global Head of Research Solutions (2017-2021), and Chief Product Officer (2021-2024). In her current position, she is responsible for setting strategy, and leading execution across product development and engineering for FactSet's solutions for wealth management, banking, and dealmaking clients worldwide. Over her tenure, she has played a key role in growing FactSet's sell-side business, advancing enterprise AI capabilities, and strengthening relationships with clients. Ms. Karnovsky holds a B.S. from the University of Scranton.
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
Katherine M. Stepp – Executive Vice President, Chief Technology Officer. Ms. Stepp was appointed Executive Vice President, Chief Technology Officer, effective September 1, 2022. As Chief Technology Officer, she is responsible for leading FactSet's technology organization and overseeing its digital transformation strategy. Ms. Stepp joined FactSet in 2008 and previously served as Senior Director of Product Management within FactSet's Research and Advisory workflow solutions. Prior to that role, she was Senior Director of Engineering within FactSet's Research workflow solutions. Ms. Stepp holds a B.S. in Computer Science from Carnegie Mellon University.
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
Christopher R. Ellis - Executive Vice President, Head of Strategic Initiatives and Partnerships. Mr. Ellis was appointed Executive Vice President, Head of Strategic Initiatives and Partnerships effective November 1, 2023. In this role, he collaborates on a range of initiatives to help FactSet better address the needs of our clients, most specifically asset managers and asset owners. Mr. Ellis joined FactSet in 1994 in Client Solutions. His career path since then has included successfully defining and expanding the Portfolio Manager Workstation Sales solutions, ultimately becoming its Vice President before assuming the position of Director of Portfolio Analytics. He subsequently led the development team for FactSet's core workstation. Prior to his current role, he led the business development function at FactSet through a series of successful acquisitions and strategic partnerships. Mr. Ellis is a graduate of Stanford University and a CFA charterholder.
Christopher McLoughlin - Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. McLoughlin was appointed Executive Vice President, Chief Legal Officer effective December 2, 2024. In this role, he oversees the global legal, compliance, and risk functions for the Company, together with government and regulatory affairs. Previously, Mr. McLoughlin served as the General Counsel of S&P Global Market Intelligence, where he led a global team providing legal and compliance support to the entire division and served as a member of the S&P Global Market Intelligence Operating Committee. Prior, he was Deputy General Counsel and Company Secretary of IHS Markit Ltd. He has also worked at various international law firms on a range of corporate, transactional, and advisory matters. Mr. McLoughlin has earned a legal degree LLB (Hons), from the University of Manchester and attended Nottingham Law School.
Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Quantitative and Qualitative Disclosures about Market Risk	47
Notes to the Consolidated Financial Statements	62

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
Cybersecurity, Technology and Data Security Risks
Unauthorized access to confidential data including client data, other cyber-attacks, and the failure of our cyber-security systems and procedures
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission of our own, as well as supplier and client, proprietary information and sensitive or confidential data through a variety of media channels. We rely on, and continuously invest in, internal processes, controls, policies, procedures and employee training programs designed to protect confidential data received in the ordinary course of business, including information from client portfolios and strategies. However, these measures do not guarantee security, and improper access to or release of confidential information may still occur—whether due to employee error or malfeasance, system error, inadvertent release, failure to properly purge or protect data, or through cyber-attacks.
Our size, scale and role in the financial markets increases our risk for cyber-attacks and our exposure to other cyber-security risks. We use third-party service providers for certain critical functions. We and our third-party service providers are subject to the risks of system failures, security breaches and cyber-attacks, such as those sponsored by nation-states, terrorist organizations, or global corporations seeking to illicitly obtain technology or other intellectual property, including through the use of generative AI, agentic AI, phishing scams, hacking, viruses, denial of service attacks, tampering, intrusions, physical break-ins, ransomware and malware, employee errors or malfeasance.
Cyber-security risks also may be derived from fraud or malice on the part of our employees or third-party service providers, or may result from human error, software bugs, server malfunctions, software or hardware failures or other technological failures. Our and our vendors' use of mobile and cloud technologies may increase our risk for such threats. Our protective systems and procedures and those of third parties to which we are connected, such as cloud computing providers, may not be effective against these threats. In addition, failure by our clients or third-party service providers to notify us of system failures or security breaches in a timely manner could lead to unauthorized access to our systems and data, resulting in adverse effects on our business, operating results or financial condition.
We also make acquisitions periodically. While significant effort is placed on addressing information technology security issues with respect to the companies we acquire, we may inherit such risks when these acquisitions are integrated into our infrastructure. Although we conduct due diligence during acquisition processes, acquired businesses may not have invested as heavily in security measures and technology, and this may introduce additional security risk.
While we have dedicated resources responsible for maintaining appropriate levels of cybersecurity, and implemented systems and processes intended to help identify cyberattacks and protect and remediate our network infrastructure, we may not be able to anticipate, prevent or detect all such attacks. As these threats continually evolve, we are required to devote additional resources and investment to modify or enhance our systems and processes, including patch and vulnerability management, which we may not be able to do in a timely or complete manner, or without adversely impacting our business, financial condition or results of operations.
We make a range of commitments to our clients regarding our security practices, processes and security posture. If we do not adequately implement and enforce these security practices to the satisfaction of our clients, we could be in violation of our commitments to our clients. Cyberattacks, security breaches or third-party reports of perceived security vulnerability to our systems, even if no breach has occurred, also could damage our brand and reputation, result in litigation, regulatory actions, loss of client confidence and increased legal liability. While we maintain insurance coverage that is intended to address certain aspects of cybersecurity and data protection risks, such coverage may not include, or may not be sufficient to cover, all or the majority of the costs, losses or types of claims.

A prolonged or recurring outage and other business continuity disruptions could result in a reduced or total loss of service; the loss of clients and adverse impact on our reputation
Our clients rely on us for the delivery of time-sensitive, accurate, complete and up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our computer-based networks, database storage facilities, and other network infrastructure, which are located across multiple facilities globally. If we experience significant growth of our client base, increases in the number of products or services we offer, or increases in the speed at which we are required to provide products and services, it may strain our systems. Additionally, our systems and networks may become strained due to aging or end-of-life technology that we have not yet updated or replaced.
Our computer operations, as well as our other business centers, and those of our suppliers and clients, may be vulnerable to interruption by fire, natural disaster, public health crisis (e.g., pandemics), extreme weather or climate conditions, power loss, telecommunication failures, terrorist attacks, acts of war or civil unrest, internet failures, computer viruses, security breaches, employee or systems errors, and other events beyond our reasonable control. In addition, in remote work environments, the daily activities and productivity of our workforce is now more closely tied to key vendors consistently delivering their services without material disruption. Our ability to deliver information using the internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party internet providers, malicious attacks, or other factors.
We also currently use multiple providers of cloud services; however, one supplier provides the majority of our cloud computing support. While we believe this provider to be reliable, we have limited control over its performance, and a disruption or loss of service from this provider could impair our system's operation and our ability to operate for a period of time.
We maintain back-up facilities and certain other redundancies for each of our data centers to minimize the risk that any event will disrupt those operations, but if we were to suffer such an event it may mean we are unable to provide our service for a prolonged period of time, and our IT disaster recovery processes may not be adequate. From time to time we have experienced outages across certain of our products and service providers, and we may still experience outages or other disruptions in the future, and such outages or disruptions may have a material adverse effect on the Company.
We are currently implementing a multi-year project to enhance our information technology disaster recovery processes with modernized tooling and automation to maximize resiliency and minimize recovery time in the event of a service disruption. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers, emergency planning and disaster recovery processes, there can be no assurance that such efforts will be successful or effective. Additionally, we may face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
Transition to new technologies, applications and processes could expose us to unanticipated disruptions or impacts
The technology landscape is constantly evolving. To remain competitive, we must invest, adapt and migrate to new technologies, applications and processes, including the evolving use of AI technology and agentic AI (see "Our use of AI technologies may not be successful and may present business, compliance, and reputational risks" below for further discussion). Use of more advanced technologies and infrastructure is critical to the development of our products and services, the scaling of our business for future growth, and the accurate maintenance of our data and operations. The implementation of new technologies and infrastructure, such as migration to new cloud-based systems and increased utilization of AI internally and in our products and services, is complex and can involve substantial expenditures, as well as, risks inherent in the conversion to any new system, including potential loss of information and disruption to operations.
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
Our use of AI technologies may not be successful and may present business, compliance, and reputational risks
We use, and are expanding our use of, machine learning and AI technologies in our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, or fail to launch products that are competitive, our competitive position and business results may be negatively impacted. If our competitors or other third parties incorporate AI technologies, such as emerging generative and agentic AI, into their products and processes more quickly or more successfully than us, this could impair our ability to compete effectively. Our use of AI technologies, including generative and agentic AI, requires resources to develop, test and maintain such products, which is costly. Despite our investments in, and commitment of resources to, the development of AI products and technologies, we may not be successful in generating revenues from these efforts. In addition, third parties may be able to use AI to create technology that could reduce demand for our products and services.
The introduction of AI technologies, particularly generative and agentic AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences and errors, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to liability. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. These risks include the possibility of enhanced governmental or regulatory scrutiny, litigation or other legal liability, compliance issues, ethical concerns, negative client perceptions, confidentiality or security risks, as well as other factors. Any of these issues could materially adversely affect our business, financial condition or results of operations.
AI technologies used in our products and processes may use or incorporate data from third-party sources, including information they input into the AI tools, which may expose us to risks associated with data rights and protection.
Strategy and Market Demand Risks
Competition in our industry may cause price reductions or loss of market share, or limit our growth or profitability
We continue to experience intense competition across all of our products and services, with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. New and existing competitors are constantly developing innovative products or business models, including alternative data, analytics, technology-enabled platforms, and fintech solutions. Many of these competitors also have significant AI capabilities and funding. Some of these competitors may be able to introduce new technology, deliver products and services, or leverage data and analytics faster or more effectively than we can. The rapid pace of technological change, including advances in AI, cloud computing, and machine learning, along with evolving client demands, could cause our products and services to become outdated or less competitive. If we fail to keep pace with innovation, invest in developing new technology or data products, or successfully respond to disruptive competitors and emerging industry standards, our market position, revenues and operating results could be adversely affected. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues and ASV. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products and services. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected.

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
A decline in equity and/or fixed income returns may impact the buying power of investment management clients
A significant portion of our ASV is derived from our investment management clients, and the profitability and management fees of many of these clients are tied to assets under management. An equity market decline not only depresses the value of assets under management but also could cause a significant increase in redemption requests from our clients’ customers, further reducing their assets under management. Reduced client profits and management fees may cause our clients to cut costs. Moreover, extended declines in the equity and fixed income markets may reduce new fund or client creation. Each of these developments may result in lower demand from investment managers for our products and services, which could negatively affect our business.
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
Failure to develop and market new products and enhancements that maintain our technological and competitive position and failure to anticipate and respond to changes in the marketplace for our products and client demands
The market for our products is characterized by rapid technological change, including developing technologies such as AI, including agentic AI, methods and speed of delivery, changes in client demands, development of new investment instruments and evolving industry standards. The direction of these trends can render our existing products less competitive, obsolete or unmarketable. As a result, our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our target markets and to respond to their changing standards and practices. We may not be successful in developing, introducing, marketing, licensing and implementing new products and enhancements on a timely and cost-effective basis or without impacting the stability and efficiency of existing products and client systems. Further, any new products and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. We must make long-term investments and commit significant resources, for example, to developing and utilizing AI technology, before knowing whether these investments will eventually result in products and services that satisfy our clients' needs and generate revenues required to provide the desired results. Our failure or inability to anticipate and respond to changes in the marketplace, including competitor and supplier developments, may also adversely affect our business, operations and growth.

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
Clients are seeking additional contractual protections that may create additional liabilities for us
Clients are increasingly looking to pass on contractual obligations to us, which may include service level, information and cyber-security requirements and audit rights. Many of our clients in the financial services sector are also subject to regulations and requirements to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships (including as required under the European Union ("EU") Digital Operational Resilience Acts ("DORA")), and provide rigorous oversight of relationships that involve certain "critical activities," some of which may be deemed to be provided by us. Any failure on our part to comply with the specific provisions in client contracts, including having appropriate information security capabilities, could result in the imposition of various penalties, which may include termination of contracts, service credits, suspension of payments, contractual penalties, adverse monetary judgments, and, in the case of government contracts, suspension from future government contracting. Even if the outcome of any claims brought against us were ultimately favorable, such a claim would require the time and attention of our management, personnel, as well as financial and other resources and potentially pose a significant disruption to our normal business operations and reputational damage.
Failure to identify, integrate, or realize anticipated benefits of acquisitions and strains on resources as a result of growth
In fiscal 2025, we completed several corporate transactions, including the acquisition of Irwin, LiquidityBook and LogoIntern. There can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. Additionally, there may be integration risks or other risks resulting from acquired businesses. Our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, sales, administrative functions and key personnel of these businesses effectively into our core business. We cannot guarantee that our acquired businesses will perform at the levels anticipated. In addition, past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt operations.
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
Failure to maintain reputation
We enjoy a positive reputation in the marketplace. Our ability to attract and retain clients and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity, including, without limitation, market perception of our sustainability and corporate responsibility policies and practices, could affect our ability to attract and retain clients and employees and our ability to maintain our pricing for our products and services. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.
Increased scrutiny with respect to sustainability matters
New laws, regulations, policies, and international agreements relating to environmental, social and governance (“ESG”) matters are being developed and formalized in Europe and elsewhere globally, which requires us to comply with specific, target-driven frameworks, disclosure and other requirements in multiple jurisdictions. Increased public, political or media scrutiny concerning ESG or climate matters may negatively affect our reputation. We may face criticism in respect of our climate and ESG products. We may also face increased scrutiny from political leaders, organizations or groups criticizing ESG or climate-focused products, or our compliance with global ESG regulations. Such scrutiny may impact demand for our products or limit our ability to attract and retain clients, resulting in adverse effects on our business, operating results or financial condition.

Operational Risks
Operations outside the U.S. involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2025, approximately 39% of our revenues related to operations located outside the U.S. In addition, approximately 80% of our employees are located in offices outside the U.S., including India and the Philippines. We expect our growth to continue outside the U.S. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and restraints and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; extreme weather conditions, civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflicts in Ukraine and Russia and in the Middle East expand in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Failure to enter into, renew or comply with contracts supplying new and existing content sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which clients access to perform their analyses. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors or smaller entities who may be acquired by our competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our content suppliers, including those that are also competitors. However, we cannot control the actions and policies of our content suppliers and we may have content suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party content supplier agreements, there can be no assurances that third parties may not challenge our use of their content, especially during periods of economic uncertainty, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain content sets that we rely on have a limited number of suppliers, although we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any one third-party content supplier to meet the needs of our clients, with two data suppliers each representing more than 10% of our total content costs for fiscal 2025. Additionally, we use AI technologies from third party suppliers, which may include open-source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies. Our failure to be able to maintain our supplier relationships, or the failure of our suppliers to deliver accurate content or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products and services available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products and services
Each year, an increasing amount of free or relatively inexpensive information becomes available, particularly through the internet, and this trend is likely to continue, especially with the deployment of AI tools. The availability of free or relatively inexpensive information may reduce demand for our products and services. While we believe our offerings are distinguished by such factors as standardization, timeliness, normalization, accuracy, ease-of-use, completeness and other value-added factors, if users choose to obtain the information they need from public or other sources, our business, results of operations, and cash flows could be adversely affected.

Inability to hire and retain key qualified personnel or navigate key management transitions
The development, maintenance, sale and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained key personnel. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees and navigating key management transitions (including in our executive leadership team) in a highly competitive business environment. Competition for talent, especially engineering, technology, and sales personnel, is strong. Our ability to attract and retain talented employees is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent.
Key management transitions, such as our recent change in Chief Executive Officer, involve inherent risk, and such transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees or offer competitive compensation and benefit packages and career structures, or if we are unable to navigate key management transitions, our ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected, which could have a material adverse effect on our business and results of operations.
If we fail to maintain proper and effective internal control and remediate any future control deficiencies, our ability or perceived ability to produce accurate and timely financial statements or reporting could be impaired, which could harm our business.
The Sarbanes-Oxley Act places certain requirements on public reporting companies with respect to internal controls for financial reporting and disclosure controls and procedures. As such, public reporting companies are required to furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment will include disclosure of any material weaknesses identified by management in a company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we identified a material weakness in our internal control over financial reporting related to the design and operation of our information technology (“IT”) general controls that support our revenues, accounts receivable, and deferred revenues processes. We are still in the process of enhancing our internal controls related to the design and operation of our IT general controls that support our revenues, accounts receivable, and deferred revenues processes and expect to complete these remediation measures in fiscal 2026. However, remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure to our financial and IT resources and processes. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that any remediation efforts will be fully effective. If we identify one or more additional material weaknesses, or, if we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our financial reporting may be adversely affected and could result in violations of applicable securities laws, stock exchange listing requirements, negatively affect investor confidence in our financial statements, subject us to litigation or investigations and adversely impact our stock price and our ability to access capital markets.
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

Many of our clients operate within a highly regulated environment and must comply with governmental legislation and regulations. During the last several years, global regulators have increased their focus on the regulation of the financial services industry. Increased regulation of our clients may increase their expenses, causing them to seek to limit or reduce their costs from outside services such as ours. Some recent legislative and regulatory changes that we believe could impact us and our clients include: (a) in the U.S., the Financial Data Transparency Act 2022 ("FDTA"), which requires the FDTA’s sponsoring U.S. government agencies to identify standards, including common identifiers, for reporting financial products and transactions to those agencies; (b) in the EU, the EU’s DORA imposes operational resilience and cyber security standards and obligations, including technical and organizational standards and responsibilities which require technology and/or organizational investment, upon (i) many of our financial market clients, who aim to pass such obligations onto vendors, including us, and (ii) information and communications technology providers designated by the EU as “Critical Third Party Providers.” The United Kingdom ("UK") is advancing similar legislation and other jurisdictions could follow; and (c) in Asia Pacific, we and our clients are subject to a number of regulatory risks. For example, in China, there is an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs for us and our clients.
Adverse resolution of litigation or governmental investigations
We are party to lawsuits in the normal course of our business, including a purported class action relating to our acquisition, and operation of, the CGS business (Dinosaur Financial Group LLC et al. v. S&P Global, Inc. et al). Litigation and governmental investigations can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable resolution of lawsuits could have a material adverse effect on our business, operating results or financial condition. While we maintain insurance coverage in respect of certain risks, some of these lawsuits may not be covered by existing insurance. Even if we successfully defend against these lawsuits, the costs of defending such lawsuits may be material to our business, operating results or financial condition and may divert our management’s attention from our business operations. For additional information regarding legal matters, see Item 3. Legal Proceedings, of this Annual Report on Form 10-K.
From time to time, we receive client complaints. We believe we have strong contractual protection in the terms and conditions included in our arrangements with our clients. Nonetheless, in the interest of managing client relationships, we may from time to time engage in dialogue with clients in an effort to resolve such complaints, and if such complaints cannot be resolved through dialogue, we may face litigation regarding such complaints.
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
Compliance with global data privacy laws which are constantly evolving
We, and certain types of information we collect, compile, use, and publish, are subject to numerous global laws and regulations governing the protection of personal and confidential information of our clients, employees and products in the jurisdictions in which we operate. These include, for example, the EU's General Data Protection Regulation, an increasing number of U.S. state laws, such as California's Consumer Privacy Act and Connecticut's Personal Data Privacy and Online Monitoring Act, China's Personal Information Protection Law, and India's Digital Personal Data Protection Act. These laws contain requirements regarding the handling of personal and sensitive data, including our use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The law in this area continues to develop and the changing nature of these laws could impact our processing and cross-border transfer of personal and sensitive information related to our content, operations, employees, clients, suppliers and others, and may expose us to claims of violations. Further, global privacy, data localization, data maintenance, data transfer and data protection legislation, regulatory, enforcement, and policy activity are rapidly and continually evolving and creating a complex regulatory compliance environment.

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
For example, during August 2019 through February 2024, we received various assessment and audit notices from the Commonwealth of Massachusetts Department of Revenue with respect to sales taxes, interest and underpayment penalties relating to the tax periods from January 1, 2006 through December 31, 2023 ("Sales Tax Dispute"). We entered into an agreement with the Commonwealth on November 26, 2024 which fully resolved all matters relating to the Sales Tax Dispute, bringing our total charge with respect to that matter to approximately $66.2 million. For a further discussion see Part II, Item 8. Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
Changes in tax laws or the terms of tax treaties in a jurisdiction where we are subject to tax could have an impact on our taxes payable. In addition, as a global taxpayer, we face challenges due to increasing complexities in accounting for, and collecting, taxes in a variety of jurisdictions, which could impact our tax obligations and effective tax rate.
Financial Market Risks
Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements
Due to the global nature of our operations, we are exposed to market risk arising from fluctuations in foreign currency exchange rates, particularly in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. These fluctuations can adversely affect our financial results. To the extent our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we use derivative instruments, specifically foreign currency forward contracts, that are designed to offset the impact of currency movements on a portion of our projected operating expenses related to our primary currency exposures. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, our attempt to hedge fluctuations in foreign currency exchange rates may not be successful, which could cause an adverse impact on both our results of operations and cash flows.
Business performance may not be sufficient to meet financial guidance or publicly disclosed long-term targets
We provide public, full-year financial guidance based upon assumptions regarding our expected financial performance, including our ability to grow revenues and Organic ASV, to meet our planned expenses and maintain a certain tax rate, and to achieve our profitability targets. We can provide no assurances that we will be able to maintain the levels of growth and profitability that we have experienced in the past, or that our growth strategies will be successful. If we are unable to successfully execute on our strategies to achieve our growth objectives and retain our existing clients, or if we experience higher than expected operating costs or taxes, we risk not meeting our full-year financial guidance or may find it necessary to revise such guidance during the year, which could have an adverse impact on our stock price.
Economic, political and other forces beyond our control could adversely affect our business.
Our costs and the demand for our products and services may be impacted by domestic and international factors that are beyond our control. Negative conditions in the general economy in either the U.S. or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation rate fluctuations and trade uncertainty, including changes in tariffs, sanctions, international treaties and other trade restrictions, or other geopolitical events, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, natural and man-made disasters and public health crises (e.g., pandemics) could result in an increase in our costs and/or a reduction in demand for our products and services, which could have an adverse effect on our results of operations and financial condition.

In addition, the U.S. has imposed tariffs on many foreign products, including tariffs on imports from China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products and restrictions on exports to the U.S. Such developments have the potential to adversely impact the U.S. economy, our industry and the demand for our products. There remains uncertainty surrounding tariffs imposed by the U.S. and China and trade relations between the two countries, and we cannot predict whether these policies will continue, or if new policies will be enacted (which may restrict our ability to operate in China, or lead to other consequences, such as the need to comply with data localization requirements). As a result, such changes could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we are subject to certain covenants, including financial covenants and certain limitations on the incurrence of additional debt, the creation of liens, our ability to enter certain transactions, and other matters. These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet required financial covenants. A breach of any of these covenants or any other restrictive covenants contained in the definitive documentation governing our indebtedness would result in a default or an event of default, which could result in all of our debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses.
If new debt is added to our current debt levels, the risks described above could intensify.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We maintain an information security program with a dedicated internal team that is tasked with leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our information security team is responsible for identifying, assessing, managing, and responding to cybersecurity risks, threats and incidents relating to the protection of our information assets, systems and operations. The information security team also oversees the detection, prevention, mitigation and remediation of all cybersecurity incidents. Our information security team proactively monitors emerging cyber threat activity to proactively tune and upgrade our cyber capabilities to maintain a robust security posture.
Our information security program is managed by a dedicated Chief Information Security Officer ("CISO") who reports to our Chief Technology Officer, a member of our Executive Leadership Team ("ELT"). Our CISO has a graduate degree in computer engineering and has worked in cybersecurity for over two decades, including at a major financial institution. The information security team is comprised of approximately 60 employees, with dedicated teams assigned to governance, risk and compliance, identity and access management, strategy and architecture, and analytics and automation. The team operates from FactSet locations around the world, including offices in the U.S., India, the Philippines and Europe.

FactSet's information security and governance framework is guided by International Organization for Standardization ("ISO") 27001 and System and Organization Control ("SOC") 2 Trust Service Criteria and the National Institute of Standards and Technology ("NIST") Cybersecurity Framework.
Cybersecurity risk management is integrated into our broader Enterprise Risk Management ("ERM") framework. FactSet's ERM program is designed to identify, prioritize and assess the most significant risks that could impact our ability to achieve our strategic business objectives. Our information security leadership team, in concert with our ERM team, reviews our cybersecurity risks each quarter through our enterprise risk assessment process.
FactSet's information security program is grounded in a risk-based approach. Our information security team undertakes various activities to assess, identify and manage risks from cybersecurity threats, including managing security controls, conducting penetration testing, leading training and tabletop exercises (including an annual tabletop exercise with the ELT), and conducting internal and external vulnerability assessments. All FactSet's employees receive mandatory annual cybersecurity training; software engineers receive training on secure software development best practices; and other ad hoc training is provided to employees on the latest cyber threat landscape. In addition, we also perform quarterly "phishing simulations" to test the effectiveness of our security training program.
FactSet's information security team performs annual penetration testing with leading service providers, to mimic motivated threat actors, to assess the internal and external security posture of the Company. Findings from the penetration test and our internal and external vulnerability assessments are classified using a combination of scores and internal business metrics.
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
Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management, including the ELT and the FactSet Audit Committee, and, where appropriate, the Board of Directors (the "Board"). We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
The cybersecurity threat landscape is dynamic and volatile and requires significant investment. To date, risks from cybersecurity threats have not materially affected, and we do not believe are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. As discussed more fully under Item 1A, Risk Factors in this Annual Report on Form 10-K, although our processes are designed to help identify, detect, prevent, respond to, and mitigate cybersecurity risks, cybersecurity threats are rapidly evolving and we may not be able to anticipate, prevent, or detect all such attacks and there is no guarantee that a future cybersecurity incident could not materially affect our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Cybersecurity is an important part of our Audit Committee, Board and ELT’s risk management focus. The Board coordinates with the Audit Committee for active Board- and Committee-level oversight of the Company’s technology and cyber risk profile, cyber strategies and information security initiatives.
The Audit Committee monitors management’s responsibility in the area of risk oversight, including cybersecurity risks. At each regular meeting, the Audit Committee receives updates from the CISO, regarding trends, emergent risks to our technology infrastructure, major updates on security assessments and threat landscape, and the steps we are taking to respond to these matters. The CISO also provides an annual update to the Board, or as may otherwise be required.
Management has day-to-day responsibility for identifying risks facing FactSet, formulating risk management policies and procedures, managing our key risk exposures on a day-to-day basis and setting the right “tone at the top.” As part of this, the ERM and technology teams, including the CISO, also deliver regular updates to the ELT on cybersecurity and related matters.

ITEM 2. PROPERTIES
As of August 31, 2025, we have 35 offices worldwide, including our corporate headquarters located at 45 Glover Avenue, Norwalk, Connecticut where we occupy 91,718 square feet of office space. These offices include our data content collection offices located in India and the Philippines. We also have two data centers that support our technological infrastructure located in the U.S.
Refer to the table set forth below for the listing of our leased office space by geographic location. We believe our existing and planned leased space is suitable and adequate for our current business needs. We regularly review our real estate footprint to best support our operations and should our real estate needs increase, we believe additional space will be available.

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
Holders of Record – As of October 15, 2025, we had approximately 1,896 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends - We paid four quarterly dividends during fiscal 2025. In the third quarter of fiscal 2025, we increased our quarterly cash dividend from $1.04 to $1.10 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Refer to Part II, Item 8. Note 13, Stockholders' Equity, in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on our dividends.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2025.
Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of the share repurchase activity during the three months ended August 31, 2025:

(in thousands, except share and per share data)
Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
June 2025	65,097	$432.58	64,775	$79,126
July 2025	80,850	$433.81	80,850	$44,052
August 2025	117,061	$381.76	114,096	$523
	263,008		259,721
(1)Includes 259,721 shares repurchased under the stock repurchase program, as well as 3,287 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Amount excludes any excise tax imposed on corporate stock repurchases required under the Inflation Reduction Act of 2022.
(3)We had $0.5 million that remained authorized under our share repurchase program as of August 31, 2025, all of which expired upon the conclusion of fiscal 2025 and were not available for share repurchases after that date. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025 through September 30, 2026. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the S&P 500 Index, the Dow Jones U.S. Financial Services Index and the S&P 500 Financial Exchange and Data Index on August 31, 2020.

The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2025. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Comparison of Five-Year Cumulative Total Return
Cumulative Total Shareholder Return
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
FactSet Research Systems Inc.
S&P 500 Index
Dow Jones U.S. Financial Services Index
S&P 500 Financial Exchanges and Data Index

	2020	2021	2022	2023	2024	2025
FactSet Research Systems Inc.	$100	$109	$124	$125	$121	$107
S&P 500 Index	$100	$129	$113	$129	$161	$185
Dow Jones U.S. Financial Services Index	$100	$149	$122	$126	$168	$209
S&P 500 Financial Exchanges and Data Index	$100	$124	$102	$113	$142	$157
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. For a similar detailed discussion comparing fiscal 2024 and 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Our platform delivers expansive data, sophisticated analytics, and flexible, AI-powered technologies used by global financial professionals to power their critical investment workflows. As of August 31, 2025, we had approximately 9,000 clients comprised of over 237,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on a detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and APIs. AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CGS business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS.
Refer to Part I, Item 1. Business - Business Overview and Business Strategy and Part II, Item 8. Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Fiscal 2025 in Review
Revenues for fiscal 2025 were $2,321.7 million, an increase of 5.4% from the comparable prior year. The growth in revenues was driven by a 4.4% increase in organic revenues, a 0.9% increase from acquisition-related revenues and a net increase of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. Revenues increased primarily from workstations and to a lesser extent, CGS and front office solutions. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Annual Report on Form 10-K for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of August 31, 2025, organic annual subscription value ("Organic ASV") totaled $2,370.9 million, an increase of 5.7% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. Organic ASV growth was mainly driven by workstations, data solutions and, to a lesser extent, CGS. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Annual Report on Form 10-K for the definition of Organic ASV.
Operating margin was 32.2% for fiscal 2025, compared with 31.8% for fiscal 2024. This increase in operating margin was mainly due to growth in revenues and, when expressed as a percentage of revenues, charges related to the Sales Tax Dispute that were recorded in the prior year, partially offset by higher amortization of intangible assets in the current year. Refer to Part II, Item 8. Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the Sales Tax Dispute.
Net income for fiscal 2025 was $597.0 million, an increase of 11.2% from the prior year. Diluted earnings per common share ("Diluted EPS") for fiscal 2025 was $15.55, an increase of 11.8% compared with the prior year. The increase in Net income and Diluted EPS was primarily driven by higher operating income and a gain from the divestiture of a business.
We returned $460.4 million to our stockholders in the form of share repurchases and dividends during fiscal 2025.
As of August 31, 2025, our client and user counts were 8,996 and 237,324, respectively. Our employee headcount was 12,800 as of August 31, 2025, up 3.2% compared to the prior year. This increase was driven by net headcount growth of 6.0% in the Americas and 2.6% in each of EMEA and Asia Pacific.
Annual Subscription Value ("ASV")
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy.
–ASV at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients.
–Organic ASV at any point in time equals our ASV excluding ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency movements.
Beginning in fiscal 2025, we are reporting Organic ASV, rather than Organic ASV plus professional services, to focus on the recurring nature of our revenues. This underscores the shift of our offerings toward providing more managed services and less project-based services.

Organic ASV
The following table presents the calculation of Organic ASV as of August 31, 2025. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of August 31, 2025
ASV	$2,405.6
Impact from foreign currency movements	(0.6)
Acquisition ASV(1)	(34.1)
Organic ASV	$2,370.9
Organic ASV annual growth rate(2)	5.7%
(1) ASV from acquisitions completed within the last 12 months.
(2) For comparability purposes, in calculating the organic ASV annual growth rate, the prior year excludes ASV from dispositions completed in the last 12 months.
As of August 31, 2025, Organic ASV was $2,370.9 million, an increase of 5.7% compared with August 31, 2024. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was primarily due to higher sales to existing clients and, to a lesser extent, sales to new clients and price increases to existing clients, all primarily attributable to workstations, data solutions and, to a lesser extent, CGS. This increase was partially offset by existing client cancellations.
Segment ASV
As of August 31, 2025, ASV from the Americas represented 65% of total ASV and was $1,570.1 million, an increase from $1,455.4 million as of August 31, 2024. Americas Organic ASV was $1,541.9 million as of August 31, 2025, a 6.0% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by workstations and, to a lesser extent, data solutions.
As of August 31, 2025, ASV from EMEA represented 25% of total ASV and was $591.6 million, an increase from $569.7 million as of August 31, 2024. EMEA Organic ASV was $586.3 million as of August 31, 2025, a 4.2% increase from the prior year. The EMEA Organic ASV increase was mainly from data solutions.
As of August 31, 2025, ASV from Asia Pacific represented 10% of total ASV and was $243.9 million, an increase from $230.3 million as of August 31, 2024. Asia Pacific Organic ASV was $242.7 million as of August 31, 2025, a 7.2% increase from the prior year. The Asia Pacific Organic ASV increase was primarily driven by data solutions and workstations.
Buy-side and Sell-side Organic ASV Growth
The buy-side and sell-side Organic ASV annual growth rates as of August 31, 2025 were 5.5% and 4.3%, respectively. Buy-side clients account for approximately 82% of our Organic ASV, consistent with the prior year, and primarily include institutional asset managers, wealth managers, asset owners, partners, hedge funds and corporate clients. The remaining Organic ASV is derived from sell-side firms and primarily include broker-dealers, banking and advisory firms, and private equity and venture capital firms.
Client and User Additions
The table below presents our total clients and users:

	As of August 31,
	2025	2024	% Change
Clients(1)	8,996	8,217	9.5%
Users(2)	237,324	216,381	9.7%
(1)The client count includes clients with ASV of $10,000 and above.
(2)The user count does not reflect users associated with our fiscal 2025 acquisitions.

Our total client count was 8,996 as of August 31, 2025, a net increase of 9.5% or 779 clients in the last 12 months, mainly due to an increase in corporate clients, primarily driven by clients from the Platform Group Limited ("Irwin") acquisition.
As of August 31, 2025, there were 237,324 professionals using FactSet, representing a net increase of 9.7% or 20,943 users in the last twelve months, primarily driven by an increase in wealth management users. The user count does not reflect our fiscal 2025 acquisitions.
Annual ASV retention was greater than 95% of ASV as of August 31, 2025 and August 31, 2024. When expressed as a percentage of clients, annual retention was 91% as of August 31, 2025, compared with 90% as of August 31, 2024.
Employee Headcount

As of August 31, 2025, our net employee headcount increased by 3.2% to 12,800, compared with 12,398 employees as of August 31, 2024. This net headcount increase was primarily in the technology and sales groups mainly driven by continued investment in our COEs, through an increase in employees based in the Philippines and India, and our Irwin and Liquid Holdings, LLC ("LiquidityBook") acquisitions.
As of August 31, 2025, compared to August 31, 2024, our net headcount growth was 6.0% in the Americas and 2.6% in each of EMEA and Asia Pacific. As of August 31, 2025, we had 8,854 employees located in Asia Pacific, 2,510 in the Americas and 1,436 in EMEA. Approximately 68% of our employees are located in our COEs.
Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2025 and 2024, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part II, Item 8. in this Annual Report on Form 10-K.
The following table summarizes the results of operations for the years presented:

	Years ended August 31,
(in thousands, except per share data)	2025	2024	% Change
Revenues	$2,321,748	$2,203,056	5.4%
Cost of services	1,097,782	1,011,945	8.5%
Selling, general and administrative	475,663	489,812	(2.9)%
Operating income	$748,303	$701,299	6.7%

Net income	$597,040	$537,126	11.2%
Diluted weighted average common shares	38,385	38,618
Diluted EPS	$15.55	$13.91	11.8%
Revenues
Revenues in fiscal 2025 were $2,321.7 million, an increase of 5.4%. This 5.4% growth in revenues was driven by a 4.4% increase in organic revenues which totaled $2,300.2 million for fiscal 2025, a 0.9% increase from acquisition-related revenues and a net increase of 0.1% from foreign currency exchange rate fluctuations. Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was mainly from workstations and, to a lesser extent, CGS and front office solutions.

Revenues by Segment
The following table summarizes our revenues by segment:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	% Change
Americas	$1,506,108	$1,419,901	6.1%
% of revenues	64.9%	64.4%
EMEA	$580,284	$563,128	3.0%
% of revenues	25.0%	25.6%
Asia Pacific	$235,356	$220,027	7.0%
% of revenues	10.1%	10.0%
Consolidated	$2,321,748	$2,203,056	5.4%
Americas
Revenues from the Americas increased 6.1% to $1,506.1 million in fiscal 2025, compared with $1,419.9 million in fiscal 2024. This 6.1% growth in revenues was driven by a 4.9% increase in organic revenues and a 1.2% increase from acquisition-related revenues. The increase in revenues was mainly driven by workstations and, to a lesser extent, front office solutions.
EMEA
Revenues from EMEA increased 3.0% to $580.3 million in fiscal 2025, compared with $563.2 million in fiscal 2024. This 3.0% growth in revenues was driven by a 2.5% increase in organic revenues, a 0.4% increase from acquisition-related revenues and a 0.1% net increase from foreign currency exchange rate fluctuations. The increase in revenues was primarily from data solutions and middle office solutions.
Asia Pacific
Revenues from Asia Pacific increased 7.0% to $235.3 million in fiscal 2025, compared with $220.0 million in fiscal 2024. This 7.0% was driven by a 6.3% increase in organic revenues, a 0.5% increase from acquisition-related revenues and a 0.2% net increase from foreign currency exchange rate fluctuations. The increase in revenues was mainly driven by data solutions, workstations and, to a lesser extent, front office solutions.
Operating Expenses
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, computer-related expenses, amortization of intangible assets, royalty fees, telecommunication costs and computer depreciation.
Selling, general and administrative ("SG&A") consists primarily of employee compensation costs and also includes expenses related to occupancy costs, professional fees, depreciation of furniture and fixtures, amortization of leasehold improvements, travel and entertainment expenses, marketing costs, other employee-related expenses, internal communication costs, bad debt expense, the impact from our foreign currency forward contracts and asset impairments.
Employee compensation costs are a major component of both our Cost of services and SG&A. These expenses primarily include costs related to salaries, incentive compensation and sales commissions, stock-based compensation, benefits, employment taxes and restructuring costs.
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

The following table summarizes the components of our total operating expenses and operating margin:

(dollar amounts in thousands)	Years ended August 31,
	2025	2024	% Change
Cost of services	$1,097,782	$1,011,945	8.5%
SG&A	475,663	489,812	(2.9)%
Total operating expenses	$1,573,445	$1,501,757	4.8%

Operating income	$748,303	$701,299	6.7%
Operating margin	32.2%	31.8%	1.2%
Cost of Services
Cost of services increased 8.5% to $1,097.8 million in fiscal 2025, compared with $1,011.9 million in fiscal 2024, primarily due to an increase in amortization of intangible assets, employee compensation costs and computer-related expenses.
Cost of services, when expressed as a percentage of revenues, was 47.3% for fiscal 2025, an increase of 130 basis points compared with fiscal 2024. This increase was primarily from higher amortization of intangible assets, mainly driven by a 100 basis point increase in amortization from our capitalized internal-use software development costs.
Selling, General and Administrative
SG&A expenses decreased 2.9% to $475.7 million during fiscal 2025, compared with $489.8 million in fiscal 2024. The decrease was primarily attributable to charges related to the Sales Tax Dispute recorded in the prior year, partially offset by higher employee compensation costs and professional fees in the current year.
SG&A expenses, when expressed as a percentage of revenues, were 20.5% for fiscal 2025, a decrease of 170 basis points compared with fiscal 2024. This decrease was primarily due to charges associated with the Sales Tax Dispute recorded in the prior year, partially offset by higher employee compensation costs and professional fees in the current year.
When expressed as a percentage of revenues:
•The charges related to the Sales Tax Dispute recorded in the prior year decreased SG&A by 240 basis points. Refer to Part II, Item 8. Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on the Sales Tax Dispute.
•Employee compensation costs increased by 80 basis points, mainly due to higher variable compensation costs driven by a lower bonus accrual during fiscal 2024.
•Professional fees increased by 60 basis points, mainly due to acquisition-related costs.
Operating Income and Operating Margin
Operating income increased 6.7% to $748.3 million in fiscal 2025, compared with $701.3 million in fiscal 2024. This increase was primarily driven by growth in revenues and charges associated with the Sales Tax Dispute recorded in the prior year, partially offset by higher employee compensation costs and amortization of intangible assets in the current year.
Operating margin increased to 32.2% in fiscal 2025, compared with 31.8% in the prior year. This increase was primarily driven by growth in revenues and, when expressed as a percentage of revenues, charges associated with the Sales Tax Dispute recorded in the prior year, partially offset by higher amortization of intangible assets in the current year.

Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Part II, Item 8. Note 17, Segment Information in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	% Change
Americas	$305,963	$261,790	16.9%
EMEA	274,002	282,963	(3.2)%
Asia Pacific	168,338	156,546	7.5%
Total Operating Income	$748,303	$701,299	6.7%
Americas
Americas operating income increased 16.9% to $306.0 million during fiscal 2025, compared with $261.8 million from the prior year. This increase was primarily due to growth in revenues of 6.1% and charges associated with the Sales Tax Dispute recorded in the prior year, partially offset by higher amortization of intangible assets and employee compensation costs in the current year.
•The charge related to the Sales Tax Dispute in the prior year is discussed in Part II, Item 8. Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
•Amortization of intangible assets increased mainly due to higher amortization from our capitalized internal-use software development costs.
•Employee compensation costs increased primarily due to higher variable compensation costs driven by a lower bonus accrual during fiscal 2024.
EMEA
EMEA operating income decreased 3.2% to $274.0 million during fiscal 2025, compared with $283.0 million from the prior year. This decrease was primarily due to higher employee compensation costs, partially offset by growth in revenues of 3.0%. Employee compensation costs increased primarily due to higher annual base salaries, driven by an increase in annual merit and net headcount growth of 37 employees, and, to a lesser extent, variable compensation costs mainly due to a lower bonus accrual during fiscal 2024.
Asia Pacific
Asia Pacific operating income increased 7.5% to $168.3 million during fiscal 2025, compared with $156.5 million from the prior year. This increase was mainly due to growth in revenues of 7.0%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries, driven by annual merit increases and a net headcount increase of 222 employees, and higher variable compensation costs mainly due to a lower bonus accrual during fiscal 2024.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	% Change
Income before income taxes	$720,958	$651,503	10.7%
Provision for income taxes	$123,918	$114,377	8.3%
Effective tax rate	17.2%	17.6%	(2.1)%
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions in which we conduct our business. Our effective tax rate will vary based on, among other factors, changes in levels of foreign income, as well as other non-recurring events.

Our effective tax rate for fiscal 2025 was 17.2% compared with 17.6% for fiscal 2024. This decrease was primarily due to a lower U.S. tax impact of foreign earnings. All local, federal and foreign taxes payable were paid in a timely manner, subject to normal audits of open years.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate. This was primarily attributable to excess tax benefits from stock-based compensation, a lower U.S. tax impact of foreign earnings, research and development ("R&D") tax credits and a foreign derived intangible income ("FDII") tax deduction, partially offset by our state income taxes.
Net Income and Diluted EPS

	Years ended August 31,
(in thousands, except per share data)	2025	2024	% Change
Net income	$597,040	$537,126	11.2%
Diluted weighted average common shares	38,385	38,618	(0.6)%
Diluted EPS	$15.55	$13.91	11.8%
The increase in Net income and Diluted EPS for fiscal 2025, compared with fiscal 2024, was primarily driven by higher operating income and a gain from the divestiture of a business.
Non-GAAP Financial Measures
To supplement the financial measures prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), we use non-GAAP financial measures including organic revenues, adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA, adjusted Diluted EPS and free cash flow. Reconciliations from our financial measures calculated and presented in accordance with GAAP to these non-GAAP financial measures are shown in the tables below, and the reconciliation of free cash flow is included in the Liquidity and Capital Resources section. These non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.
Organic revenues excludes the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. In addition, for our year to date comparisons, organic revenues also excludes current year revenues that were incurred prior to the first anniversary date of an acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	% Change
Revenues	$2,321,748	$2,203,056	5.4%
Acquisition revenues	(20,663)	—
Currency impact	(901)	—
Organic revenues	$2,300,184	$2,203,056	4.4%
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

	Years ended August 31,
(in thousands, except per share data)	2025	2024	% Change
Operating income	$748,303	$701,299	6.7%
Intangible asset amortization	73,036	67,383
Business divestiture, acquisitions and related costs	17,761	884
Sales Tax Dispute(1)	2,398	54,048
Executive search costs	1,675	—
Restructuring/severance	259	5,596
Asset impairment	—	3,443
Adjusted operating income	$843,432	$832,653	1.3%
Operating margin	32.2%	31.8%
Adjusted operating margin(2)	36.3%	37.8%
Net income	$597,040	$537,126	11.2%
Intangible asset amortization	54,074	49,529
Gain on business divestiture	(17,205)	—
Business divestiture, acquisitions and related costs	13,150	650
Sales Tax Dispute(1)	1,775	39,727
Executive search costs	1,240	—
Restructuring/severance	192	4,113
Asset impairment	—	2,531
Income tax items	1,351	1,397
Adjusted net income(3)	$651,617	$635,073	2.6%
Net income	$597,040	$537,126	11.2%
Interest expense	56,324	65,778
Income taxes	123,918	114,377
Depreciation and amortization expense	157,691	125,187
EBITDA	$934,973	$842,468	11.0%
Non-recurring non-cash expenses	—	5,070
Adjusted EBITDA	$934,973	$847,538	10.3%
Diluted EPS	$15.55	$13.91	11.8%
Intangible asset amortization	1.41	1.27
Gain on business divestiture	(0.45)	—
Business divestiture, acquisitions and related costs	0.34	0.02
Sales Tax Dispute(1)	0.05	1.03
Executive search costs	0.03	—
Restructuring/severance	0.01	0.11
Asset impairment	—	0.07
Income tax items	0.04	0.04
Adjusted Diluted EPS(3)	$16.98	$16.45	3.2%
Weighted average common shares (diluted)	38,385	38,618

(1)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of this Annual Report on Form 10-K, for further discussion on this matter.
(2)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(3)For purposes of calculating Adjusted net income and Adjusted Diluted EPS, all adjustments were taxed at an adjusted tax rate of 26.0% and 26.5% for fiscal 2025 and fiscal 2024, respectively.

Liquidity and Capital Resources
As of August 31, 2025, Cash and cash equivalents were $337.7 million and restricted cash was $14.0 million, compared with Cash and cash equivalents of $423.0 million as of August 31, 2024. Refer to Summary of Cash Flows within this section below, for more information on cash flows during fiscal 2025 and 2024. Our Cash and cash equivalents as of August 31, 2025 are held in numerous locations throughout the world, with $169.8 million in EMEA (with the largest balance held in the UK), $106.1 million in the Americas and the remaining $61.8 million in Asia Pacific (with the largest balance held in the Philippines).
As of August 31, 2025, we had $486.9 million of undistributed foreign earnings of which $69.1 million are permanently reinvested. It is our intent to permanently reinvest all foreign undistributed earnings, except in jurisdictions where earnings can be repatriated substantially free of tax. It is not practicable to determine the deferred tax liability that would be payable if these earnings were repatriated to the U.S.
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
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit and up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.
The 2025 Term Facility is subject to scheduled quarterly principal payments, commencing on August 31, 2025, with each quarterly principal payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any other mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled quarterly principal payments in direct order of maturity.
During fiscal 2025, we repaid $125.0 million under the 2025 Term Facility. This included $68.8 million to satisfy all scheduled quarterly principal payments from loan inception through maturity, eliminating any future mandatory quarterly principal payment requirements. The remaining $56.2 million was made as a voluntary prepayment. From the effective date of the 2025 Revolving Facility through August 31, 2025, we have had no borrowings under the 2025 Revolving Facility.
From the borrowing date through August 31, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).

We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through August 31, 2025.
Debt issuance costs related to the 2025 Credit Facilities were $3.4 million. These debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability for the 2025 Term Facility and within Other assets for the 2025 Revolving Facility. Debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt (which approximates the effective interest method for the 2025 Term Facility).
The 2025 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2025 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of August 31, 2025.
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
The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full following $125.0 million of repayments made during the six months ended February 28, 2025. During fiscal 2025, we borrowed $305.0 million and repaid $555.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
Borrowings previously outstanding under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a spread, using a debt leverage pricing grid and a credit spread adjustment (with total spread ranging from 0.975% to 1.1% over the term of the debt).
Interest Rate Swap Agreements
We leverage interest rate swap agreements to manage our floating interest rate exposure with a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges at inception.
2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2025 and matures on February 28, 2026. As of August 31, 2025, the notional amount of the 2025 Swap Agreement was $100.0 million.
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
Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K, for further discussion of our exposure to interest rate risk on our outstanding floating rate debt.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $460.4 million and $385.9 million to our stockholders in the form of share repurchases and dividends during fiscal 2025 and 2024, respectively.
Share Repurchase Program
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During fiscal 2025 and 2024, we repurchased 684,960 shares for $300.5 million and 537,800 shares for $235.2 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors approved a new share repurchase authorization of up to $300 million in aggregate, which was available during fiscal 2025. This authorization expired upon the conclusion of fiscal 2025 and was not available for share repurchases after that date.
On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025 through September 30, 2026.
Refer to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Dividends
During fiscal 2025 and 2024, we paid dividends of $160.0 million and $150.7 million, respectively. In the third quarter of fiscal 2025, our Board of Directors approved a 6% increase in the regular quarterly dividend from $1.04 to $1.10 per share. Fiscal 2025 marked the 26th consecutive fiscal year we have increased dividends on a stock split-adjusted basis, highlighting our continued commitment to returning value to our stockholders. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Capital Expenditures
For the year ended August 31, 2025, capital expenditures increased by 27.0% to $108.8 million, compared with $85.7 million in fiscal 2024. This increase was primarily due to higher capitalized costs related to the development of our internal-use software.
Acquisitions
Our acquisitions with the most significant cash flows from fiscal 2023 through fiscal 2025 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Part II, Item 8. Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these acquisitions.
LiquidityBook
On February 7, 2025 we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones.

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
Irwin
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price includes contingent consideration of $9.6 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. We finalized the purchase accounting for the Irwin acquisition during the third quarter of fiscal 2025.
Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a recent successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025 and 2024, we had total purchase obligations with suppliers and vendors of approximately $352 million and $383 million, respectively. Our total purchase obligations as of August 31, 2025 and 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Part II, Item 8. Note 10, Leases and Note 11, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the fiscal years presented:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$726,260	$700,338	$25,922
Net cash provided by (used in) investing activities	(392,773)	(144,317)	(248,456)
Net cash provided by (used in) financing activities	(407,821)	(560,850)	153,029
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,050	2,364	686
Net increase (decrease) in cash, cash equivalents and restricted cash	$(71,284)	$(2,465)	$(68,819)

Operating
For fiscal 2025, net cash provided by operating activities was $726.3 million, which included net income of $597.0 million, non-cash charges of $235.0 million and a net cash outflow of $105.7 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments to resolve the Sales Tax Dispute, timing of vendor payments and client collections, as well as lease payments.
For fiscal 2024, net cash provided by operating activities was $700.3 million, which included net income of $537.1 million, non-cash charges of $201.6 million and a net cash outflow of $38.4 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and, to a lesser extent, stock-based compensation expense. The change in our working capital was primarily driven by cash outflows related to lease payments and prepaid expenses, partially offset by the timing of payments to vendors.
Investing
For fiscal 2025, net cash used in investing activities was $392.8 million. The cash used in investing activities primarily consisted of $348.3 million of acquisition-related consideration related mainly to the Irwin and LiquidityBook transactions, $108.8 million of capital expenditures mainly driven by the capitalization of internal-use software development costs, partially offset by $58.2 million in proceeds from our investments in mutual funds.
For fiscal 2024, net cash used in investing activities was $144.3 million. The cash used in investing activities was primarily related to capital expenditures of $85.7 million, mainly driven by the capitalization of internal-use software development costs and $58.6 million in investments, primarily related to the purchase of mutual funds.
Financing
For fiscal 2025, net cash used in financing activities was $407.8 million, consisting mainly of $805.0 million related primarily to the repayment of the 2022 Credit Facilities, $300.5 million of share repurchases and $160.0 million of dividend payments, partially offset by $803.4 million of proceeds from borrowings under the 2025 Term Facility and the 2022 Revolving Facility, in periods prior to its termination, and $81.7 million of proceeds from employee stock plans.
For fiscal 2024, net cash used in financing activities was $560.9 million, consisting mainly of $250.0 million related to the partial repayment of the 2022 Term Facility, $235.2 million of share repurchases and $150.7 million of dividend payments, partially offset by $91.7 million of proceeds from employee stock plans.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities, less purchases of property, equipment and leasehold improvements ("PPE") and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including returning value to stockholders, investing in our business, making strategic acquisitions, and strengthening the balance sheet. Free cash flow should be considered in addition to consolidated net income and net cash provided by operating activities, but should not be used as a substitute for these key measures of our performance and liquidity.
The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$726,260	$700,338	$25,922
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(108,806)	(85,681)	(23,125)
Free cash flow	$617,454	$614,657	$2,797
We generated free cash flow of $617.5 million during fiscal 2025, an increase of $2.8 million compared with fiscal 2024. This increase was driven by $25.9 million in cash provided by operating activities, partially offset by higher PPE mainly from capitalized costs related to the development of our internal-use software.

Off-Balance Sheet Arrangements
As of August 31, 2025 and August 31, 2024, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Part II, Item 8. Note 11, Debt and Note 12, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our letters of credit.
As of August 31, 2025 and August 31, 2024, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2025 and 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As of August 31, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026.
Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for more information on our foreign currency exposures.
Critical Accounting Estimates
We prepare the Consolidated Financial Statements in conformity with GAAP, which requires us to make certain estimates and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and other assumptions that we believe to be reasonable at the time the Consolidated Financial Statements are prepared and, as such, they may ultimately differ materially from actual results.
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
Income Taxes
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions in which we conduct our business. Our provision for income taxes is an estimate based on our understanding of laws in these federal, state, local and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes.
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
Refer to Part II, Item 8. Note 9, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Stock-based Compensation
We measure and recognize stock-based compensation expense for all stock-based awards and purchases of common stock under the employee stock purchase plan ("ESPP") based on their estimated grant date fair value.
We utilize a lattice-binomial option-pricing model ("binomial model") to estimate the grant date fair value for our employee stock options and the Black-Scholes model to estimate the grant date fair value for stock options granted to the members of the Board of Directors ("non-employee directors") and common stock purchased by eligible employees under our ESPP.
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
For our performance share units ("PSUs"), management makes quarterly assessments of the probability of achieving specified performance criteria established at the time of grant. The ultimate number of common shares that may be earned from a PSU is determined pursuant to a payout range based on the achievement of specified performance levels.
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
Refer to Part II, Item 8. Note 15, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
The quantitative goodwill impairment analysis is used to identify potential impairment by comparing the carrying value of a reporting unit with its fair value. To perform this analysis, we apply the income approach which utilizes discounted cash flows and other relevant market information. Significant judgment is involved in determining the assumptions used in estimating future cash flows, such as: expected sales, working capital needs to support each reporting unit, capital expenditures and related depreciation and amortization, operating expenses, expected tax rates and the weighted average cost of capital for each reporting unit. Our cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by our equity investors. These estimates and judgments are critical, as they directly influence the calculated fair value of our reporting units and, consequently, the results of our goodwill impairment assessment.
Refer to Part II, Item 8. Note 7, Goodwill in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.
Business Combinations
We account for business combinations using the purchase method of accounting. Under this method, the acquisition purchase price is allocated to the underlying identified tangible and intangible assets acquired, and liabilities assumed, based on their respective estimated fair values on the acquisition date. The excess of the purchase consideration over the fair value of the identified assets and liabilities is recorded as goodwill and assigned to one or more reporting units. The value and useful life assigned to acquisition-related tangible and intangible assets impact the amount and timing of future amortization expense. Determining the fair value of assets acquired and liabilities assumed and the expected useful life requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.
Refer to Part II, Item 8. Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
PPE and Intangible Assets
We amortize our PPE and identifiable intangible assets over their estimated useful lives. Determining the useful life requires judgment and an understanding of our planned use of the asset, among other factors. If different useful lives had been used, the resulting amortization or depreciation expense recognized may be materially different. If the estimate of the remaining useful life is changed, the remaining carrying amount of the PPE and intangible asset is, respectively, amortized or depreciated, prospectively over that revised remaining useful life.
We review our PPE and intangible assets to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, the asset group is tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. In performing this assessment, significant judgment is involved in determining the assumptions used in estimating future cash flows and the discount rate.
Refer to Part II, Item 8. Note 6, Property, Equipment and Leasehold Improvements and Note 8, Intangible Assets in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
For more information on the accounting of our income tax contingencies, refer to Part II, Item 8. Note 9, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Foreign Currency Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2025 and 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of August 31, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026. Based on the operating income for fiscal 2025, comparing the average quarterly foreign currency exchange rates for fiscal 2025 to the respective rates for fiscal 2024, net of hedge activity, resulted in an increase in operating income of $0.3 million. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of August 31, 2025, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $19 million as of August 31, 2025 and decreased our operating income, excluding these forward contracts, by an estimated $47 million for fiscal 2025. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Foreign Currency Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Years ended August 31,
(in thousands)	2025	2024
Foreign currency translation adjustment gains (losses)	$15,565	$8,565
Interest Rate Risk
Cash and Cash Equivalents and Investments
As of August 31, 2025, we had Cash and cash equivalents of $337.7 million and Investments of $17.4 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Part II, Item 8. Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Debt
2025 Credit Agreement
As of August 31, 2025, our outstanding floating rate debt included $375.0 million under the 2025 Credit Agreement. As of August 31, 2025, the outstanding borrowings under the 2025 Credit Agreement bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a debt leverage pricing grid plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2025 Swap Agreement on April 24, 2025, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. As of August 31, 2025, the 2025 Swap Agreement has a notional amount of $100.0 million and matures on February 28, 2026.
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure as of August 31, 2025 is limited to the outstanding principal balance of our floating rate debt under our 2025 Credit Facilities in excess of the 2025 Swap Agreement. As of August 31, 2025, our interest rate exposure equals the Term SOFR applied to $275.0 million, our outstanding floating rate debt, net of our 2025 Swap Agreement. Assuming the principal balance of our outstanding floating rate debt, net of the 2025 Swap Agreement, remained at $275.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense as of August 31, 2025.
Refer to Part II, Item 8. Note 11, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our swap agreements and outstanding borrowings.

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
We maintain accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, we assessed our internal control over financial reporting as of August 31, 2025 and issued a report (see below).
Management’s Report on Internal Control Over Financial Reporting
As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we had identified a material weakness in the design and operation of information technology (“IT”) general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, gave rise to a material weakness in internal control over financial reporting, which we are in the process of remediating.
For fiscal 2025, our management (with the participation of the Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2025, as a result of the material weakness in internal control over financial reporting described further below, which represents a continuation of a sub-set of the control deficiencies which gave rise to the initial material weakness previously identified. However, giving full consideration to the material weakness, the control deficiencies did not result in any identified misstatements, and the Company's management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
In accordance with the guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, our management's assessment of the effectiveness of our internal control over financial reporting excluded Platform Group Limited ("Irwin") and Liquid Holdings, LLC ("LiquidityBook"), which we acquired in the first quarter and second quarter of fiscal 2025, respectively. Excluding goodwill and intangible assets, these acquisitions represented a combined 2% of our Total assets as of August 31, 2025 and 1% of our consolidated Revenues for fiscal year 2025. Refer to Note 5, Acquisitions, for additional information on these acquisitions.
Inherent Limitations of Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for FactSet. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control Over Financial Reporting
While we have made significant progress remediating the control deficiencies identified during our year ended August 31, 2024, we continue to have certain deficiencies related to the IT general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, rise to a material weakness in internal control over financial reporting. The deficiencies related to program change management and user access in connection with segregation of duties and restriction to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While we have concluded that these control deficiencies did not result in any material misstatements in our Consolidated Financial Statements or disclosures in any of the fiscal years ended August 31, 2025, 2024 or 2023, they were not remediated as of August 31, 2025, and thus created a reasonable possibility that they could result in a material misstatement to the Consolidated Financial Statements that would not be prevented or detected on a timely basis. Accordingly, we determined that these control deficiencies constituted a material weakness.
As a result of the identification of the material weakness, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended August 31, 2025, 2024, and 2023 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an adverse opinion on the effectiveness of our internal control over financial reporting as stated in their report on the subsequent page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2025 expressed an adverse opinion thereon.
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
As discussed in Note 2, Summary of Significant Accounting Policies, and Note 9, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and various foreign jurisdictions, which affect the Company’s provision for income taxes. The income tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2025 the Company recognized a consolidated provision for income taxes of $123.9 million with $45.6 million related to its U.S. operations and $78.3 million related to its Non-U.S. operations.

Auditing management’s calculation of the provision for income taxes required complex audit judgement as the Company’s calculation of the provision for income taxes involved subjective estimation and evaluation of the application of tax laws, including the methods used to allocate taxable income and judgments used in determining uncertain tax positions.

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

Among other audit procedures performed, we evaluated the reasonableness of management’s allocation methodologies based on the Company’s structure, operations and current tax laws, recalculated income tax expense using management’s methodologies and agreed the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax laws to management’s allocation methodologies and tax position, including the evaluation of third-party reports and advice obtained by the Company. We also performed a sensitivity analysis to assess the effect of changes in management’s allocation methodologies and assumptions. We have evaluated the Company’s income tax disclosures included in Note 9, Income Taxes, of the Consolidated Financial Statements in relation to these matters.

Valuation of Acquired Software Technology
Description of the Matter
As disclosed in Note 5, Acquisitions, of the Consolidated Financial Statements, the Company completed its acquisition of Liquid Holdings, LLC for total consideration of $243.2 million and Platform Group Limited for total consideration of $120.2 million in 2025. The transactions were accounted for as business combinations. The considerations paid in the acquisitions were allocated to the acquired assets and liabilities assumed generally based on their fair values, with the excess of the purchase prices over those fair values allocated to goodwill. The acquired software technologies totaled $101.7 million combined.

Auditing the valuation of the Company’s business combinations was especially challenging and complex due to the significant assumptions and measurement uncertainty involved in determining the fair value of the acquired assets and liabilities assumed, specifically related to the Company’s determination of the fair values of acquired software technologies. In particular, the fair value estimates were sensitive to changes in significant underlying assumptions such as the projected revenue growth rate. This significant assumption included forward-looking considerations and was based on expectations of future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for acquisitions and the related fair value estimation process. Specifically, we tested controls over management’s review of the valuation of the acquired software technologies, including management’s review of the valuation models applied and the significant assumptions described above. We also tested management’s internal controls to develop the projected financial information used in the valuation models and validated that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the acquired software technologies, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology and significant assumptions used by management, testing the completeness and accuracy of the underlying data supporting the significant assumptions described above, and performing sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the acquired software technologies. We involved our valuation specialists to assist with our evaluation of the Company’s valuation methodology and significant assumptions used in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Stamford, Connecticut
October 22, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, FactSet Research Systems Inc. (the Company) has not maintained effective internal control over financial reporting as of August 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Liquid Holdings, LLC and Platform Group Limited, which are included in the 2025 consolidated financial statements of the Company and which in aggregate, when excluding goodwill and intangible assets, constituted 2% of total assets as of August 31, 2025 and 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Liquid Holdings, LLC and Platform Group Limited.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated October 22, 2025, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
October 22, 2025

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2025	2024	2023
Revenues	$2,321,748	$2,203,056	$2,085,508
Operating expenses
Cost of services	1,097,782	1,011,945	973,225
Selling, general and administrative	475,663	489,812	483,076
Total operating expenses	1,573,445	1,501,757	1,456,301

Operating income	748,303	701,299	629,207

Other income (expense), net
Interest income	6,533	14,447	12,809
Interest expense	(56,324)	(65,778)	(66,319)
Other income (expense), net	22,446	1,535	8,257
Total other income (expense), net	(27,345)	(49,796)	(45,253)

Income before income taxes	720,958	651,503	583,954

Provision for income taxes	123,918	114,377	115,781
Net income	$597,040	$537,126	$468,173

Basic earnings per common share	$15.74	$14.11	$12.26
Diluted earnings per common share	$15.55	$13.91	$12.04

Basic weighted average common shares	37,924	38,059	38,194
Diluted weighted average common shares	38,385	38,618	38,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2025	2024	2023
Net income	$597,040	$537,126	$468,173
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	300	(1,037)	(269)
Foreign currency translation adjustment gains (losses)	15,565	8,565	21,511
Other comprehensive income (loss)	15,865	7,528	21,242
Comprehensive income	$612,905	$544,654	$489,415
(1) Presented net of a tax expense of $119 thousand, tax benefit of $369 thousand, and a tax benefit of $61 thousand for the years ended August 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2025	2024
ASSETS
Cash and cash equivalents	$337,651	$422,979
Investments	17,445	69,619
Accounts receivable, net of reserves of $13,789 at August 31, 2025 and $14,581 at August 31, 2024	270,684	228,054
Prepaid taxes	33,600	55,103
Prepaid expenses and other current assets	70,379	60,093
Total current assets	729,759	835,848
Property, equipment and leasehold improvements, net	85,203	82,513
Goodwill	1,284,708	1,011,129
Intangible assets, net	1,916,102	1,844,141
Deferred tax assets	61,226	61,337
Lease right-of-use assets, net	121,776	130,494
Other assets	105,498	89,578
TOTAL ASSETS	$4,304,272	$4,055,040
LIABILITIES
Accounts payable and accrued expenses	$135,262	$178,250
Current debt	—	124,842
Current lease liabilities	33,145	31,073
Accrued compensation	130,596	93,279
Deferred revenues	167,852	159,761
Current taxes payable	13,041	40,391
Dividends payable	41,410	39,470
Total current liabilities	521,306	667,066
Long-term debt	1,368,260	1,241,131
Deferred tax liabilities	14,902	8,452
Deferred revenues, non-current	624	1,344
Taxes payable	45,095	40,452
Long-term lease liabilities	157,104	177,521
Other liabilities	10,568	6,614
TOTAL LIABILITIES	$2,117,859	$2,142,580
Commitments and contingencies (see Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,013,266 and 42,598,915 shares issued, 37,645,870 and 37,952,270 shares outstanding at August 31, 2025 and 2024, respectively	430	426
Additional paid-in capital	1,621,753	1,478,839
Treasury stock, at cost: 5,367,396 and 4,646,645 shares at August 31, 2025 and 2024, respectively	(1,695,429)	(1,375,696)
Retained earnings	2,323,407	1,888,504
Accumulated other comprehensive loss	(63,748)	(79,613)
TOTAL STOCKHOLDERS’ EQUITY	$2,186,413	$1,912,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,304,272	$4,055,040
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$597,040	$537,126	$468,173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	157,691	125,187	105,384
Amortization of lease right-of-use assets	30,982	30,407	32,344
Stock-based compensation expense	61,229	63,501	62,038
Deferred income taxes	(3,545)	(32,020)	(31,119)
Gain on divestiture of a business	(23,238)	—	—
Other, net	11,867	14,511	38,010
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(42,540)	2,195	(40,103)
Prepaid expenses and other assets	65	(29,874)	7,579
Accounts payable and accrued expenses	(59,400)	55,347	8,393
Accrued compensation	35,666	(20,213)	(3,431)
Deferred revenues	2,249	4,939	(3,387)
Taxes payable, net of prepaid taxes	(1,161)	(11,448)	41,396
Lease liabilities, net	(40,645)	(39,320)	(39,704)
Net cash provided by operating activities	726,260	700,338	645,573
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(108,806)	(85,681)	(60,786)
Acquisition of businesses, net of cash and cash equivalents acquired	(348,255)	—	(23,593)
Purchases of investments	(18,867)	(58,636)	(11,014)
Proceeds from maturity or sale of investments	58,155	—	—
Proceeds from divestiture	25,000	—	—
Net cash provided by (used in) investing activities	(392,773)	(144,317)	(95,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	803,410	—	—
Repayments of debt	(805,000)	(250,000)	(375,000)
Dividend payments	(159,973)	(150,667)	(138,601)
Proceeds from employee stock plans	81,688	91,711	72,006
Repurchases of common stock	(300,457)	(235,235)	(176,720)
Other financing activities	(27,489)	(16,659)	(13,709)
Net cash provided by (used in) financing activities	(407,821)	(560,850)	(632,024)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,050	2,364	4,015
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,284)	(2,465)	(77,829)
Cash and cash equivalents at beginning of period	422,979	425,444	503,273
Cash, cash equivalents and restricted cash at end of period	$351,695	$422,979	$425,444

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$337,651	$422,979	$425,444
Restricted cash included in Prepaid expenses and other current assets	6,522	—	—
Restricted cash included in Other assets	7,522	—	—
Total cash, cash equivalents and restricted cash	$351,695	$422,979	$425,444

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$54,813	$65,920	$76,524
Cash paid during the year for income taxes, net of refunds	$103,167	$157,015	$91,170

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$41,410	$39,470	$37,265
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2022	41,653,218	$417	$1,190,350	3,608,462	$(930,715)	$1,179,739	$(108,383)	$1,331,408
Net income	—	—	—	—	—	468,173	—	468,173
Other comprehensive income (loss)	—	—	—	—	—	—	21,242	21,242
Common stock issued for employee stock plans	360,375	3	72,003	410	(166)	—	—	71,840
Vesting of restricted stock	83,035	1	(1)	32,034	(13,544)	—	—	(13,544)
Excise tax on share repurchases	—	—	—	—	(932)	—	—	(932)
Repurchases of common stock	—	—	—	430,350	(176,720)	—	—	(176,720)
Stock-based compensation expense	—	—	62,038	—	—	—	—	62,038
Dividends declared	—	—	—	—	—	(142,816)	—	(142,816)
Other	—	—	(759)	—	—	—	—	(759)
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income	—	—	—	—	—	537,126	—	537,126
Other comprehensive income (loss)	—	—	—	—	—	—	7,528	7,528
Common stock issued for employee stock plans	407,542	4	91,708	831	(376)	—	—	91,336
Vesting of restricted stock	94,745	1	(1)	36,758	(16,283)	—	—	(16,283)
Excise tax on share repurchases	—	—	—	—	(1,725)	—	—	(1,725)
Repurchases of common stock	—	—	—	537,800	(235,235)	—	—	(235,235)
Stock-based compensation expense	—	—	63,501	—	—	—	—	63,501
Dividends declared	—	—	—	—	—	(153,718)	—	(153,718)
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	597,040	—	597,040
Other comprehensive income (loss)	—	—	—	—	—	—	15,865	15,865
Common stock issued for employee stock plans	325,030	3	81,686	370	(170)	—	—	81,519
Vesting of restricted stock	89,321	1	(1)	35,421	(16,072)	—	—	(16,072)
Excise tax on share repurchases	—	—	—	—	(3,034)	—	—	(3,034)
Repurchases of common stock	—	—	—	684,960	(300,457)	—	—	(300,457)
Stock-based compensation expense	—	—	61,229	—	—	—	—	61,229
Dividends declared	—	—	—	—	—	(162,137)	—	(162,137)
Balance as of August 31, 2025	43,013,266	$430	$1,621,753	5,367,396	$(1,695,429)	$2,323,407	$(63,748)	$2,186,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
August 31, 2025

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technology used by global financial professionals to power their critical investment workflows. As of August 31, 2025, we had approximately 9,000 clients comprised of over 237,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on a detailed understanding of our clients’ workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our dedicated client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Partnerships and CGS. Refer to Note 17, Segment Information for further discussion on our segments.

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

Reclassifications
For the year ended August 31, 2025, asset impairments were included within Selling, general and administrative ("SG&A") in the Consolidated Statements of Income and within Other, net in the Consolidated Statements of Cash Flows. We conformed the comparative prior year figures to the current year presentation.

For the year ended August 31, 2025, Prepaid expenses and other assets, previously included within Other, net, were presented as a separate component of Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows. We conformed the comparative prior year figures to the current year presentation.
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimation may be involved in the accounting for income taxes, stock-based compensation, goodwill, business combinations, property, equipment and leasehold improvements ("PPE"), intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results could differ materially from those estimates.
Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of this Annual Report on Form 10-K for further discussion on our use of estimates.
Revenue Recognition
The majority of our revenues are derived from client access to our multi-asset solutions powered by our platform of connected data and technology that is available over the contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. In addition, through the CGS platform, we provide subscription access to a database of universally recognized security identifiers reflecting differentiating characteristics for issuers and their financial instruments (referred to as the "Identifier Platform").
Revenues from our products and services are recognized as we transfer control to our clients, in an amount that reflects the consideration we expect to receive in exchange for satisfying our performance obligations. We record revenues net of sales taxes which are subsequently remitted to taxing authorities and are excluded from the transaction price. We determined the majority of our contracts with clients, whether for our Hosted Platform or Identifier Platform service, each represent a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of our promise to the client is to provide daily access to each of these data and analytics platforms, with revenue recognized over-time as performance is satisfied on an output time-based measure of progress, as the client is simultaneously receiving and consuming the benefits of the platform.
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
Both the binomial model and Black-Scholes model involve certain estimates and assumptions such as:
•Risk-free interest rate - based on the United States ("U.S.") Treasury yield curve in effect at the time of grant with maturities equal to the expected terms of the stock-based awards granted.
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
Stock-based compensation expense for stock option and RSU awards is recognized over the requisite service period using the straight-line method. For these awards, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
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
Our stock-based awards are generally subject to the continued employment for employees, or continued service for non-employee directors, through the applicable vesting date. Compensation expense for stock-based awards is recorded net of estimated forfeitures, which are based on historical forfeiture rates and are revised if actual forfeitures differ from those estimates.
Research and Product Development Costs
We do not have a separate research and product development department, but rather we rely on collaboration across departments, with costs primarily consisting of employee compensation costs, such as salaries and related benefits for our product development, software engineering and technical support departments, as well as certain third party costs. These teams collaborate with our strategists, product and content managers, technologists, sales and other team members to develop new products and process innovations and enhance existing products. Our research and product development costs are expensed as incurred and are primarily recorded in employee compensation costs, which are included in our Cost of services and Selling, general and administrative ("SG&A") expenses in the Consolidated Statements of Income, dependent on the nature of the team. We incurred research and product development costs of $300.7 million, $265.2 million and $267.4 million during fiscal 2025, 2024 and 2023, respectively.
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
The determination of liabilities related to uncertain tax positions and associated interest and penalties requires significant estimates and assumptions; as such, there can be no assurance that we will accurately predict the outcome. For this reason and due to ongoing audits by multiple tax authorities, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.
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
Accounts Receivable
Accounts receivable includes both invoiced and unbilled receivables, net of allowance for any potential uncollectible amounts. Unbilled receivables reflect revenues earned for which we have the unconditional right to payment, even though we have not yet issued an invoice. Amounts included in accounts receivable are expected to be collected within one year. Our allowance for expected credit losses is based on a variety of factors, including collectability trends, our historical write-off activity, current economic environment, client-specific information and expectations of future economic conditions. Our allowance is recorded to SG&A in the Consolidated Statements of Income and we assess the adequacy of the allowance on a quarterly basis. Recoveries of accounts previously reserved are recognized as a reversal to SG&A when payment is received. We write-off accounts receivable balances when we have exhausted our collection efforts.
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
Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, the asset group is tested for impairment by comparing its carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows.
Internal-use Software and Implementation Costs of Hosting Arrangements
Our developed technology intangible assets (“Developed technology”) consist of capitalized internal-use software costs, such as employee compensation and external expenses incurred during the application development phase, as well as costs related to upgrades and enhancements that add functionality, and software acquired for internal use. These costs are recorded in Intangible assets, net on the Consolidated Balance Sheets. We also capitalize qualifying implementation costs for hosting arrangements that meet the capitalization criteria per the internal-use software guidance within Other assets on the Consolidated Balance Sheets. Our Developed technology and implementation assets are typically amortized over three to five years using the straight-line method.
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
Our leases generally do not have a readily determinable implicit rate; therefore, we use our incremental borrowing rate ("IBR") at the lease commencement, or on the date of lease modification, if applicable, in determining the present value of future payments. Our IBR is derived by selecting U.S. corporate yield curves observed for public companies that are reflective of our credit rating, adjusted to approximate a secured rate of borrowing. We also consider revisions to the rate to reflect the geographic location where the leased asset is located.
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
We review our lease ROU assets for impairment when there are indicators that an asset may no longer be recoverable. The impairment assessment requires significant judgments and estimates, including estimating subtenant rental income, calculating an appropriate discount rate and assessing other applicable future cash flows associated with the leased location. These estimates are based on our experience and knowledge of the market in which the property is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction to the carrying value of the Lease right-of-use assets, net with a corresponding increase to SG&A on our Consolidated Balance Sheets and Consolidated Statements of Income, respectively.
Treasury Stock
We account for treasury stock under the cost method and present it within Treasury stock as a component of Stockholders' equity on the Consolidated Balance Sheets. We may repurchase shares of our common stock under our share repurchase program in the open market or via privately negotiated transactions, subject to market conditions. Repurchased shares of our common stock are recorded at the market price on the trade date and are held as treasury shares until they are reissued or retired. When treasury shares are reissued, if the issuance price is higher than the average price paid to acquire the shares ("the cost"), the excess of the issuance price over the cost is credited to additional paid-in capital ("APIC"). If the issuance is lower than the cost, the difference is first charged against any credit balance in APIC from Treasury stock, with the remaining balance charged to Retained earnings on the Consolidated Balance Sheets.
We account for the formal retirement of treasury shares by deducting its par value from Common stock, reflecting any excess over par value as a reduction to APIC (to the extent created by previous issuances of the shares) and then Retained earnings on the Consolidated Balance Sheets.
The Inflation Reduction Act of 2022 ("IRA"), which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. We record the applicable excise tax in Treasury stock, as part of the cost basis of the stock repurchased, and a corresponding liability for the excise taxes payable in Accounts payable and accrued expenses on the Consolidated Balance Sheets.
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

The financial statements of our foreign subsidiaries that are local currency functional are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average monthly rates for revenues and expenses. The resulting translation gains and losses that arise from translating these assets, liabilities, revenues and expenses of our foreign operations are recorded in Accumulated other comprehensive loss ("AOCL") in the Consolidated Balance Sheets.
For the financial statements of our foreign subsidiaries that are U.S. dollar functional but maintain their books of record in their respective local currency, we remeasure our revenues and expenses into U.S. dollars at the average rates of exchange for the period, monetary assets and liabilities using period-end rates and non-monetary assets and liabilities at their historical rates. The resulting remeasurement gains and losses are recorded to SG&A in the Consolidated Statements of Income.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of August 31, 2025 and August 31, 2024, our accounts receivable reserve was $13.8 million and $14.6 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total annual revenues for fiscal 2023 through fiscal 2025. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with two data suppliers each representing more than 10% of our total data costs for the year ended August 31, 2025.

Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2025. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
Segment Reporting - Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily related to significant segment expenses for both interim and annual periods. We adopted this ASU on a retrospective basis for our annual financial statements starting in fiscal 2025. The adoption of this ASU resulted in additional disclosures with no impact to our Consolidated Financial Statements. Refer to Note 17, Segment Information, for further information.
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
No other new accounting pronouncements issued or effective during fiscal 2025 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
The following table presents revenues disaggregated by segment:

	Years ended August 31,
(in thousands)	2025	2024	2023
Americas	$1,506,108	$1,419,901	$1,335,484
EMEA	580,284	563,128	539,843
Asia Pacific	235,356	220,027	210,181
Total Revenues	$2,321,748	$2,203,056	$2,085,508
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2025 and August 31, 2024. We did not have any transfers between levels of fair value measurements during fiscal 2025 and 2024.

(in thousands)	Fair Value Measurements as of August 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$8,649	$—	$—	$8,649
Mutual funds(2)	—	17,445	—	17,445
Derivative instruments(3)	—	3,590	—	3,590
Total assets measured at fair value	$8,649	$21,035	$—	$29,684

Liabilities
Derivative instruments(3)	$—	$808	$—	$808
Contingent liabilities(4)	—	—	24,126	24,126
Total liabilities measured at fair value	$—	$808	$24,126	$24,934

(in thousands)	Fair Value Measurements as of August 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$129,635	$—	$—	$129,635
Mutual funds(2)	—	69,619	—	69,619
Derivative instruments(3)	—	2,619	—	2,619
Total assets measured at fair value	$129,635	$72,238	$—	$201,873

Liabilities
Derivative instruments(3)	$—	$250	$—	$250
Contingent liability(4)	—	—	4,193	4,193
Total liabilities measured at fair value	$—	$250	$4,193	$4,443
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
(3) Our derivative instruments included foreign exchange forward contracts and interest rate swap agreements. We utilized the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreements, we utilized a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Our derivative instruments in an asset position are included in Prepaid expenses and other current assets and those in a liability position are included in Accounts payable and accrued expenses within the Consolidated Balance Sheets.
(4) Our contingent liabilities resulted from the acquisitions of various businesses. These liabilities reflect the present value of potential future payments that are contingent upon the achievement of certain specified milestones and are valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. Refer to Note 5, Acquisitions, for more information on the contingent liabilities associated with the Liquid Holdings LLC ("LiquidityBook") and Platform Group Limited ("Irwin") acquisitions.

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
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt at fair value on the Consolidated Balance Sheets. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the last business day of the fiscal year, which are considered Level 1 inputs. The fair value of our 2022 and 2025 Credit Facilities, for their respective outstanding periods, was estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs to ensure comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 11, Debt for definitions of, and more information on, our Senior Notes, 2025 Credit Facilities and 2022 Credit Facilities.
The following table summarizes information on our outstanding debt as of August 31, 2025 and August 31, 2024:

		August 31, 2025		August 31, 2024
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$490,565	$500,000	$479,760
2032 Notes	Level 1	500,000	460,440	500,000	449,380
2025 Term Facility	Level 3	375,000	374,866	—	—
2022 Revolving Facility	Level 3	—	—	250,000	246,578
2022 Term Facility	Level 3	—	—	125,000	125,242
Total principal amount		$1,375,000	$1,325,871	$1,375,000	$1,300,960
Total unamortized discounts and debt issuance costs(1)		(6,740)		(9,027)
Total net carrying value of debt		$1,368,260		$1,365,973
(1) Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
5. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2023 through fiscal 2025 included:
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price includes contingent consideration of $11.9 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.
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
The results of LiquidityBook's operations have been included within the Americas, EMEA and Asia Pacific segments in our Consolidated Financial Statements. Pro forma information has not been presented because the effect of the LiquidityBook acquisition was not material to our Consolidated Financial Statements.

The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired and the finalization of working capital adjustments. We expect to finalize the allocation of the purchase price for LiquidityBook as soon as possible, but in any event, no later than one year from the acquisition date.

The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

	Acquisition Date Fair Value	Acquisition Date Useful Life	Amortization Method
	(in thousands)	(in years)
Current assets	$3,893
Amortizable intangible assets
Software technology	65,600	12 years	Straight-line
Client relationships	8,800	17 years	Straight-line
Trade names	3,400	10 years	Straight-line
Goodwill	164,787
Other assets	487
Current liabilities
Deferred revenues	(799)
Other current liabilities	(2,386)
Other liabilities	(600)
Total purchase price	$243,182
Goodwill totaling $164.8 million represents the excess of the LiquidityBook purchase price over the fair value of net assets acquired and considers future economic benefits that we expect to achieve as a result of the acquisition. The goodwill is included in the Americas, EMEA and Asia Pacific segments and is deductible for income tax purposes.
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
The results of Irwin's operations have been included within the Americas, EMEA and Asia Pacific segments in our Consolidated Financial Statements. Pro forma information has not been presented because the effect of the Irwin acquisition was not material to our Consolidated Financial Statements.

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
6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consist of the following:

(in thousands)	August 31,
	2025	2024
Leasehold improvements	$101,425	$95,840
Computers and related equipment	97,947	84,447
Furniture and fixtures	30,764	28,747
Subtotal	$230,136	$209,034
Less accumulated depreciation and amortization	(144,933)	(126,521)
Property, equipment and leasehold improvements, net	$85,203	$82,513
PPE depreciation and amortization expense was $24.1 million, $20.2 million and $18.1 million for fiscal 2025, 2024 and 2023, respectively.
7. GOODWILL
Changes in the carrying value of goodwill by segment for the years ended August 31, 2025 and 2024 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2023	$704,759	$297,734	$2,243	$1,004,736
Acquisitions	(305)	—	—	(305)
Foreign currency translations	—	6,708	(10)	6,698
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
Acquisitions	219,107	32,680	9,034	260,821
Divestiture	(269)	(1,291)	(43)	(1,603)
Foreign currency translations	2,460	8,605	3,296	14,361
Balance at August 31, 2025	$925,752	$344,436	$14,520	$1,284,708

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2025 and 2024. During fiscal 2025 and 2024, we utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value.
8. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of August 31, 2025 and August 31, 2024:

		August 31, 2025			August 31, 2024
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$153,903	$1,429,097	$1,583,000	$109,930	$1,473,070
Client relationships	11 to 26	280,065	94,365	185,700	266,419	80,904	185,515
Developed technology	3 to 5	260,154	127,669	132,485	181,492	68,286	113,206
Software technology	3 to 12	253,899	131,731	122,168	143,685	117,189	26,496
Data content	7 to 20	86,416	44,490	41,926	84,374	38,725	45,649
Trade names	5 to 10	4,919	326	4,593	—	—	—
Non-compete agreements	4	290	157	133	290	85	205
Total		$2,468,743	$552,641	$1,916,102	$2,259,260	$415,119	$1,844,141
The weighted average useful life of our intangible assets as of August 31, 2025 was 30.5 years. We did not identify a material change to the estimated remaining useful lives of our intangible assets during fiscal 2025 and 2024. The intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Years ended August 31,
(in thousands)	2025	2024	2023
Amortization expense	$133,573	$104,950	$87,304
As of August 31, 2025, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2026	$143,686
2027	118,672
2028	89,985
2029	72,983
2030	70,546
Thereafter	1,420,230
Total	$1,916,102

9. INCOME TAXES
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions in which we conduct our business. Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using currently enacted tax rates.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

(in thousands)	Years ended August 31,
	2025	2024	2023
U.S. operations	$479,288	$416,093	$382,702
Non-U.S. operations	241,670	235,410	201,252
Income before income taxes	$720,958	$651,503	$583,954

U.S. operations	$45,591	$55,219	$54,337
Non-U.S. operations	78,327	59,158	61,444
Provision for income taxes	$123,918	$114,377	$115,781

Effective tax rate	17.2%	17.6%	19.8%
The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2025	2024	2023
Current
U.S. federal	$16,255	$46,903	$38,625
U.S. state and local	27,594	40,926	38,600
Non-U.S.	83,614	58,568	69,675
Total current taxes	$127,463	$146,397	$146,900

Deferred
U.S. federal	$(1,132)	$(26,962)	$(17,235)
U.S. state and local	2,875	(5,648)	(5,652)
Non-U.S.	(5,288)	590	(8,232)
Total deferred taxes	$(3,545)	$(32,020)	$(31,119)
Provision for income taxes	$123,918	$114,377	$115,781
Our effective tax rate will vary based on, among other factors, changes in levels of foreign income, as well as other non-recurring events.

The following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2025	2024	2023
Tax at U.S. Federal statutory tax rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	3.1	2.2	3.1
Foreign income at other than U.S. rates	1.7	1.5	(0.1)
Foreign derived intangible income ("FDII") tax deduction	(2.0)	(2.3)	(1.6)
Income tax benefits from research and development ("R&D") tax credits	(3.1)	(2.8)	(3.8)
Stock-based payments	(1.4)	(2.1)	(2.2)
U.S. impact of foreign income	(3.1)	(2.5)	(0.6)
Uncertain tax positions	1.4	2.3	0.5
One-time adjustment(1)	—	—	3.8
Other, net	(0.4)	0.3	(0.3)
Effective tax rate	17.2%	17.6%	19.8%
(1) During fiscal 2023, we recorded an out-of-period adjustment related to a review and analysis of certain tax positions, resulting in a one-time net charge. The adjustment related to the accounting of tax balance sheet accounts. All local, federal and foreign taxes payable have been paid in a timely manner, subject to normal audits of open years.
Deferred Tax Assets and Liabilities
We recognize deferred income taxes to reflect the temporary differences between the financial statement carrying amounts of assets and liabilities and their corresponding tax basis. The tax effects of these differences are as follows:

(in thousands)	As of August 31,
	2025	2024
Deferred tax assets:
Lease liabilities	$35,352	$41,373
Stock-based compensation	36,675	35,615
Capitalization of R&D costs	143,829	109,664
Sales Tax Dispute	—	14,058
Other	39,793	28,154
Total deferred tax assets	$255,649	$228,864

Deferred tax liabilities:
Depreciation on PPE	$(41,432)	$(35,666)
Purchased intangible assets, including acquired technology	(141,566)	(106,131)
Lease ROU assets	(18,184)	(24,429)
Other	(5,393)	(9,753)
Total deferred tax liabilities	$(206,575)	$(175,979)
Deferred tax assets (liabilities), net	$49,074	$52,885
Valuation allowance	(2,750)	—
Total deferred tax assets (liabilities), net	$46,324	$52,885

Total deferred tax assets and liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	As of August 31,
	2025	2024
Deferred tax assets	$61,226	$61,337
Deferred tax liabilities	(14,902)	(8,452)
Total deferred tax assets (liabilities), net	$46,324	$52,885
As of August 31, 2025, our pre-tax foreign, federal and state NOLs were approximately $12.8 million, $18.9 million and $11.1 million, respectively. These carryforwards may be used to offset future taxable income. Our foreign NOLs expire on August 31, 2045, while our federal NOLs have various expiration dates, beginning August 31, 2036, with some federal NOLs having an unlimited carryforward. Our state NOLs have various expiration dates, beginning August 31, 2026. Utilization of the NOLs may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. Any annual limitation may result in the expiration of NOLs before utilization.
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
The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits as of August 31, 2022	$20,171
Additions based on tax positions related to the current year	4,372
Release for tax positions of prior years	(3,490)
Unrecognized tax benefits as of August 31, 2023	$21,053
Additions based on tax positions related to the current year	6,068
Additions for tax positions related to prior years(1)	11,726
Release for tax positions of prior years	(3,557)
Unrecognized tax benefits as of August 31, 2024	$35,290
Additions based on tax positions related to the current year	5,344
Additions for tax positions related to prior years(1)	2,368
Release for tax positions of prior years	(3,568)
Unrecognized tax benefits as of August 31, 2025	$39,434
(1) Additions for tax positions related to prior years was presented separately in fiscal 2025. Comparative figures for fiscal 2024 have been conformed. There were no such amounts in fiscal 2023.
We do not currently anticipate that the total amount of unrecognized tax benefits will significantly change within the next 12 months. We recognize accrued interest related to unrecognized tax benefits in our Provision for income taxes in the Consolidated Statements of Income. Our accrued interest related to unrecognized tax benefits was $5.7 million, $3.9 million and $1.6 million as of August 31, 2025, 2024 and 2023, respectively. As of fiscal 2025, 2024 and 2023, there were $38.5 million, $29.1 million and $19.1 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. As of August 31, 2025, we remained subject to examination in the following significant tax jurisdictions for the fiscal years as indicated below:

Significant Tax Jurisdiction	Open Tax Fiscal Years
U.S.
Federal	2019	through	2024
State (various)	2019	through	2024

Non-U.S.
United Kingdom	2021	through	2024
India	2022	through	2024
Undistributed Foreign Earnings
As of August 31, 2025, we had $486.9 million of undistributed foreign earnings of which $69.1 million are permanently reinvested. It is our intent to permanently reinvest all foreign undistributed earnings, except in jurisdictions where earnings can be repatriated substantially free of tax. It is not practicable to determine the deferred tax liability that would be payable if these permanently reinvested earnings were repatriated to the U.S. With respect to outside basis differences other than unremitted earnings, we continue to be permanently reinvested and have no plans to liquidate or sell any foreign subsidiaries. In addition, we have not provided for deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner. It is not practicable to determine the amount of unrecognized deferred tax related to these basis differences.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We have determined that Pillar Two would not have a material impact to our Consolidated Financial Statements, related disclosures, or effective tax rate. However, the Pillar Two rules continue to evolve and their application may alter our tax obligations in certain countries in which we operate for fiscal 2026, and beyond, as we continue to assess the impact of tax legislation in these jurisdictions.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the expansion of bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027. The Act did not have a material impact on the Company financial position and results of operations as of and for the fiscal year ended August 31, 2025.
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

As of August 31, 2025, we recognized $121.8 million of Lease ROU assets, net and $190.2 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have a remaining lease term ranging from less than one year to just over 10 years. Our lease agreements may include options to extend or terminate the lease, which would be included in the measurement of our lease term if it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of August 31, 2025:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2026	$41,550
2027	40,968
2028	36,685
2029	31,068
2030	25,891
Thereafter	41,039
Total minimum lease payments	$217,201
Less: Imputed interest	26,952
Total lease liabilities	$190,249
The following table includes components of our occupancy costs:

	Years ended August 31,
(in thousands)	2025	2024	2023
Operating lease costs(1)	$30,982	$30,407	$32,330
Variable lease costs(2)	$18,110	$17,280	$17,940
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of August 31,
	2025	2024
Weighted average remaining lease term (in years)	6.1	6.9
Weighted average discount rate (IBR)	4.7%	4.6%
The following table summarizes supplemental cash flow information related to our operating leases:

	Years ended August 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$40,613	$39,386	$39,392
Lease ROU assets obtained in exchange for lease liabilities(1)	$7,439	$10,268	$16,934
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$(5,529)	$(281)	$(1,376)

(1) Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2) Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.

11. DEBT
We have not elected the fair value option and report our debt at amortized cost. Our debt obligations as of August 31, 2025 and August 31, 2024 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	August 31, 2025	August 31, 2024
Current debt
2022 Term Facility(1)	3/1/2022	3/1/2025	$—	$125,000
Unamortized debt issuance costs			—	(158)
Total Current debt			$—	$124,842

Long-term debt
2022 Revolving Facility(2)	3/1/2022	3/1/2027	$—	$250,000
2025 Term Facility	4/8/2025	4/8/2028	375,000	—
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(3)			(6,740)	(8,869)
Total Long-term debt			$1,368,260	$1,241,131

Total debt			$1,368,260	$1,365,973
(1) The 2022 Term Facility was repaid in full on February 28, 2025.
(2) The 2022 Revolving Facility was repaid in full and terminated on April 8, 2025.
(3) Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
As of August 31, 2025, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2026	$—
2027	500,000
2028	375,000
2029	—
2030	—
Thereafter	500,000
Total	$1,375,000
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
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit and up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.

The 2025 Term Facility is subject to scheduled quarterly principal payments, commencing on August 31, 2025, with each quarterly principal payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any other mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled quarterly principal payments in direct order of maturity.
During fiscal 2025, we repaid $125.0 million under the 2025 Term Facility. This included $68.8 million to satisfy all scheduled quarterly principal payments from loan inception through maturity, eliminating any future mandatory quarterly principal payment requirements. The remaining $56.2 million was made as a voluntary prepayment. From the effective date of the 2025 Revolving Facility through August 31, 2025, we have had no borrowings under the 2025 Revolving Facility.
From the borrowing date through August 31, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through August 31, 2025.
Debt issuance costs related to the 2025 Credit Facilities were $3.4 million. These debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability for the 2025 Term Facility and within Other assets for the 2025 Revolving Facility. Debt issuance costs are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt (which approximates the effective interest method for the 2025 Term Facility).
The 2025 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2025 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of August 31, 2025.
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
The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full following $125.0 million of repayments made during the six months ended February 28, 2025. During fiscal 2025, we borrowed $305.0 million and repaid $555.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
Borrowings previously outstanding under the 2022 Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a spread, using a debt leverage pricing grid and a credit spread adjustment (with total spread ranging from 0.975% to 1.1% over the term of the debt).
Interest Rate Swap Agreements
We leverage interest rate swap agreements to manage our floating interest rate exposure with a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges at inception.

2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2025 and matures on February 28, 2026. As of August 31, 2025, the notional amount of the 2025 Swap Agreement was $100.0 million.
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
Refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K, for further discussion of our exposure to interest rate risk on our outstanding floating rate debt.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Years Ended August 31,
(in thousands)	2025	2024	2023
Interest expense on outstanding debt(1)	$57,749	$65,412	$66,283
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025 and 2024, we had total purchase obligations with suppliers and vendors of approximately $352 million and $383 million, respectively. Our total purchase obligations as of August 31, 2025 and 2024 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 10, Leases and Note 11, Debt, for information regarding our lease commitments and outstanding debt obligations, respectively.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Our 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. As of August 31, 2025 and 2024, we had $0.7 million and $0.4 million of standby letters of credit outstanding, respectively. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Refer to Note 11, Debt, for information regarding the 2025 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available at August 31, 2025, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
Sales Tax Matters
During August 2019 through February 2024, we received various assessment and audit notices from the Commonwealth of Massachusetts Department of Revenue (the "Commonwealth") with respect to sales taxes, interest and underpayment penalties relating to the tax periods from January 1, 2006 through December 31, 2023 ("Sales Tax Dispute"). We entered into an agreement with the Commonwealth on November 26, 2024 which fully resolved all matters relating to the Sales Tax Dispute.

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
13. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

(in thousands, except share data)	Years Ended August 31,
	2025	2024	2023
Repurchases of common stock under the share repurchase program	684,960	537,800	430,350
Total cost of common stock repurchased under the share repurchase program(1)	$300,457	$235,235	$176,720
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	35,791	37,589	32,444
Total cost of repurchases of common stock to satisfy withholding requirements due upon vesting of stock-based awards	$16,242	$16,659	$13,710
(1) For fiscal 2025, 2024, and 2023, amount excludes a 1% excise tax of $3.0 million, $1.7 million and $0.9 million, respectively, on corporate stock repurchases required under the Inflation Reduction Act of 2022.
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
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On September 17, 2024, our Board of Directors authorized up to $300 million for share repurchases during fiscal 2025. This authorization expired upon the conclusion of fiscal 2025 and was not available for share repurchases after that date.
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
Equity-based Awards
Refer to Note 15, Stock-Based Compensation, for more information on equity awards issued during fiscal 2023 through fiscal 2025.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	39,511	March 20, 2025
Third Quarter	$1.10	May 30, 2025	41,644	June 18, 2025
Fourth Quarter	$1.10	August 29, 2025	41,410	September 18, 2025
Total Dividends			$162,137

Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	37,360	March 21, 2024
Third Quarter	$1.04	May 31, 2024	39,589	June 20, 2024
Fourth Quarter	$1.04	August 30, 2024	39,470	September 19, 2024
Total Dividends			$153,718

Fiscal 2023
First Quarter	$0.89	November 30, 2022	$34,010	December 15, 2022
Second Quarter	$0.89	February 28, 2023	34,099	March 16, 2023
Third Quarter	$0.98	May 31, 2023	37,442	June 15, 2023
Fourth Quarter	$0.98	August 31, 2023	37,265	September 21, 2023
Total Dividends			$142,816
In the third quarter of fiscal 2025, our Board of Directors approved a 6% increase in the regular quarterly dividend from $1.04 to $1.10 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of August 31, 2025 and August 31, 2024 were as follows:

(in thousands)	August 31, 2025	August 31, 2024
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$2,143	$1,843
Accumulated foreign currency translation adjustments	(65,891)	(81,456)
Total AOCL	$(63,748)	$(79,613)
14. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the fiscal year. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.

The following is a reconciliation of our Basic and Diluted EPS computations:

	Years Ended August 31,
(in thousands, except per share data)	2025	2024	2023
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$597,040	$537,126	$468,173
Denominator
Weighted average common shares used in the calculation of Basic EPS	37,924	38,059	38,194
Common stock equivalents associated with stock-based compensation plans	461	559	704
Shares used in the calculation of Diluted EPS	38,385	38,618	38,898
Basic EPS	$15.74	$14.11	$12.26
Diluted EPS	$15.55	$13.91	$12.04
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of each fiscal year:

	Years Ended August 31,
(in thousands)	2025	2024	2023
Stock options	791	381	566
Restricted Stock Awards	87	88	59
15. STOCK-BASED COMPENSATION
Our stock-based compensation expense consists of stock options, RSUs, PSUs and purchases of common stock under the ESPP.
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the fiscal years presented:

	Years Ended August 31,
(in thousands)	2025	2024	2023
Stock-based compensation expense	$61,229	$63,501	$62,038
There were no stock-based compensation costs capitalized during fiscal 2023 through fiscal 2025. As of August 31, 2025, $119.3 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 2.9 years.

Stock Option Awards
A summary of stock option activity is as follows:

	Number Outstanding (thousands)		Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (millions)(1)	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2022	2,089		$253.85
Granted – employees	268		$426.22	$125.57
Granted – non-employee directors	5		$428.70	$128.84
Exercised(2)	(318)		$181.67
Forfeited	(56)		$373.04
Outstanding as of August 31, 2023	1,988		$285.95
Granted – employees	243		$436.61	$132.59
Granted – non-employee directors	6		$462.23	$132.78
Exercised(2)	(376)		$213.62
Forfeited	(38)		$404.47
Outstanding as of August 31, 2024	1,823		$319.07
Granted – employees	203		$459.17	$133.21
Granted – non-employee directors	6		$453.98	$144.90
Exercised(2)	(300)		$239.69
Forfeited	(47)		$427.76
Outstanding as of August 31, 2025	1,685	(3)	$347.50		$101.1	5.6
Options vested and exercisable as of August 31, 2025	1,018		$293.48		$97.7	4.2
Options expected to vest as of August 31, 2025	615		$428.64		$3.4	7.6
(1)The aggregate intrinsic value represents the difference between our closing stock price as of August 29, 2025 of $373.32 and the exercise price, multiplied by the number of options exercisable as of that date.
(2)The total pre-tax intrinsic value of stock options exercised during fiscal 2025, 2024 and 2023 was $66.5 million, $89.5 million and $77.5 million, respectively.
(3)As of August 31, 2025, 1,685,011 shares underlying the stock option awards were unvested and outstanding, resulting in unamortized stock-based compensation expense of $48.4 million that is expected to be recognized over the remaining weighted average vesting period of 2.9 years.
During fiscal 2025, 2024 and 2023, the total fair value of stock options vested was $23.2 million, $20.5 million and $18.9 million, respectively.
Employee Stock Option Awards
Our annual grant of employee stock options during the first quarter of each fiscal year makes up the majority of our employee stock options granted under the LTIP in each fiscal year.
The following table presents the weighted average inputs used in the binomial model to estimate the grant-date fair value of the employee stock options granted:

	2025	2024	2023
Stock options granted(1)	203,114	243,379	268,185
Risk-free interest rate	4.31% - 4.87%	3.78% - 5.53%	3.37% - 5.05%
Expected life (years)	6.6	6.6	6.6
Expected volatility	23% - 25%	19% - 25%	24% - 25%
Dividend yield	0.95%	0.90%	0.83%
(1) Includes the annual employee grant on November 1, 2024, November 1, 2023 and November 1, 2022 of 200,693, 242,371 and 266,051 stock options, respectively. The majority of the stock options granted, including the annual employee grants, vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

Restricted Stock Awards
A summary of Restricted Stock Award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2022	233		$338.87
Granted – employee Restricted Stock Awards(1)	97		$416.58
Performance adjustment – employee PSUs(2)	9		$245.67
Granted – non-employee directors RSUs	2		$425.06
Vested(4)	(83)		$291.80
Forfeited	(14)		$369.71
Balance at August 31, 2023	244		$381.15
Granted – employee Restricted Stock Awards(1)	111		$423.57
Performance adjustment – employee PSUs(2)	14		$306.33
Granted – non-employee directors RSUs	2		$458.23
Vested(4)	(95)		$330.00
Forfeited	(14)		$405.37
Balance at August 31, 2024	262		$412.47
Granted – employee Restricted Stock Awards(1)	127		$444.30
Performance adjustment – employee PSUs(2)	7		$424.01
Granted – non-employee directors RSUs	3		$449.72
Vested(4)	(89)		$403.43
Forfeited	(17)		$420.83
Outstanding as of August 31, 2025	293	(3)	$429.19
(1)During fiscal 2025, 2024 and 2023, we granted 92,840 RSUs and 34,479 PSUs; 74,456 RSUs and 37,008 PSUs; and 63,009 RSUs and 34,482 PSUs, respectively.
(2)Additional PSUs were granted during fiscal 2025, 2024 and 2023 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021, November 9, 2020 and November 1, 2019, respectively.
(3)As of August 31, 2025, 292,716 shares underlying the Restricted Stock Awards were unvested and outstanding, which resulted in unamortized stock-based compensation expense of $70.9 million that is expected to be recognized over the remaining weighted average vesting period of 2.9 years.
(4)During fiscal 2025, 2024 and 2023, the total fair value of RSUs vested was $21.7 million, $17.7 million and $14.5 million, respectively, and for PSUs vested was $14.4 million, $13.6 million and $9.8 million, respectively.
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
The majority of the RSUs granted vest 20% annually on the anniversary date of the grant and are fully vested after five years. The majority of the PSUs granted cliff vest on the third anniversary of the grant date. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for the November 1, 2024 and November 1, 2023 annual grants and 0% to 150% for the November 1, 2022 annual grant.
Stock-based Awards Available for Grant
As of August 31, 2025, we had 3.3 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan.
In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.

16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
Our 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Code. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Code. We match up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $14.8 million, $14.2 million and $16.6 million in matching contributions to employee 401(k) accounts during fiscal 2025, 2024 and 2023, respectively.
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
We have three operating segments: Americas, EMEA and Asia Pacific. This is how our CODM manages our business and the geographic markets in which we operate. These operating segments are consistent with our reportable segments. Our CODM uses segment operating income to assess performance and allocate resources to each segment. The CODM compares the actual results of each segment with one another, as well as, to prior periods.
The Americas segment primarily sells to clients throughout North, Central, and South America. The EMEA segment primarily sells to clients in Europe, the Middle East, and Africa. The Asia Pacific segment primarily sells to clients in Asia and Australasia. Segment revenues reflect sales to our clients based on the geographic region where the sale originated.
Each segment records expenses related to its individual operations with the exception of expenditures associated with our data centers, third-party data costs and corporate headquarters charges, which are recorded by the Americas segment and are not allocated to the other segments. The expenses incurred at our global centers of excellence ("COEs"), primarily located in India and the Philippines, are allocated to each segment based on their respective percentage of revenues as this reflects the benefits provided by each segment.
Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$1,506,108	$580,284	$235,356	$2,321,748
Operating expenses(1)	1,200,145	306,282	67,018	1,573,445
Operating income	$305,963	$274,002	$168,338	$748,303
Total other income (expense), net				(27,345)
Income before income taxes				$720,958

Other segment disclosures
Depreciation and amortization	$141,961	$7,857	$7,873	$157,691
Stock-based compensation	$47,441	$9,182	$4,606	$61,229
Capital expenditures(2)	$95,581	$5,924	$7,301	$108,806

Year Ended August 31, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$1,419,901	$563,128	$220,027	$2,203,056
Operating expenses(1)	1,158,111	280,165	63,481	1,501,757
Operating income	$261,790	$282,963	$156,546	$701,299
Total other income (expense), net				(49,796)
Income before income taxes				$651,503

Other segment disclosures
Depreciation and amortization	$110,147	$7,171	$7,869	$125,187
Stock-based compensation	$51,601	$8,007	$3,893	$63,501
Capital expenditures(2)	$77,417	$3,835	$4,429	$85,681

Year Ended August 31, 2023	Americas	EMEA	Asia Pacific	Total
Revenues	$1,335,484	$539,843	$210,181	$2,085,508
Operating expenses(1)	1,096,046	296,815	63,440	1,456,301
Operating income	$239,438	$243,028	$146,741	$629,207
Total other income (expense), net				(45,253)
Income before income taxes				$583,954

Other segment disclosures
Depreciation and amortization	$89,602	$7,305	$8,477	$105,384
Stock-based compensation	$51,574	$7,280	$3,184	$62,038
Capital expenditures(2)	$54,609	$2,317	$3,860	$60,786
(1)Operating expenses consist of Cost of services and SG&A costs.
(2)Capital expenditures include purchases of PPE and capitalized internal-use software.

Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2025	2024	2023
Segment Assets
Americas	$3,523,467	$3,178,800	$3,148,192
EMEA	610,364	600,206	558,393
Asia Pacific	170,441	276,034	256,337
Total assets	$4,304,272	$4,055,040	$3,962,922
Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the United States) and other countries where major subsidiaries are domiciled.
Geographic Revenues
The following table sets forth revenues by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2025	2024	2023
Revenues
United States	$1,415,864	$1,340,350	$1,265,002
United Kingdom	231,009	221,850	223,809
Other European Countries	349,275	341,278	316,034
All Other Countries	325,600	299,578	280,663
Total revenues	$2,321,748	$2,203,056	$2,085,508
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area. Long-lived assets consist of PPE, net and Lease ROU assets, net and excludes goodwill, intangible assets, deferred taxes and other assets.

(in thousands)	August 31,
	2025	2024
Long-lived Assets
United States	$103,545	$108,208
Philippines	38,572	46,191
India	19,482	22,159
United Kingdom	16,869	10,243
All Other Countries	28,511	26,206
Total long-lived assets	$206,979	$213,007
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the annual period covered by this report. In accordance with the guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Excluding goodwill and intangible assets, Irwin and LiquidityBook represented a combined 2% of our Total assets as of August 31, 2025 and 1% of our consolidated Revenues for fiscal year 2025.
Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the annual period covered by this report due to a material weakness in internal control over financial reporting. This conclusion is due to a material weakness identified in the operation of certain key IT general controls. The material weakness is described below and represents a continuation of a sub-set of the control deficiencies which gave rise to the initial material weakness identified in management’s evaluation of our control environment as of August 31, 2024.
Continuation of Previously Reported Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we had identified a material weakness in the design and operation of IT general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, gave rise to a material weakness in internal control over financial reporting. While we have made significant progress remediating those control deficiencies, there remains certain deficiencies related to program change management and monitoring and user access in connection with segregation of duties and restrictions to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were deemed not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of the identification of the material weakness, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended August 31, 2025, 2024, and 2023 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance GAAP. Based on these procedures and analysis, after giving full consideration to the material weakness, our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.
Remediation Efforts
During fiscal 2025, management made significant progress in enhancing the Company’s IT general controls to remediate the IT general control material weakness, however this effort remains ongoing. With the oversight of the Audit Committee of our Board of Directors, we have implemented remediation efforts to address the material weakness and enhance our IT general controls that support our revenues, accounts receivable, and deferred revenues processes. Our remediation efforts included:
•Strengthening the control environment by implementing controls that increase the frequency and effectiveness of user management and change management, including improved logging and segregation of duties capabilities.
•Engaging a leading third-party accounting advisory firm, with appropriate internal control expertise and experience, to help evaluate the design of our controls as well as to assist with the documentation, remediation, and related controls testing.
•Management also worked with the accounting advisory firm to revise the Company’s IT Risk and Control Matrix and to re-design certain controls around manage change and manage access to address the design deficiencies from the prior year.
•Hired additional key IT compliance personnel and a global head of internal audit.
•Trained relevant personnel on the design and operation of our IT general controls over financial reporting.
While these efforts have resulted in significant progress toward remediating the material weakness, certain deficiencies remain, which management is committed to remediating. Our remediation plans include:
•Enhancing the precision and documentation of the change monitoring and segregation of duties review controls through additional training and formalized standard operating procedures.
•Performing additional testing of the change monitoring and segregation of duties review controls to demonstrate the sustainability and repeatability of control operating effectiveness.
•Implementing technology solutions to enhance the control framework for supporting change monitoring, segregation of duties and access management review controls.

•Continuing to utilize an expert third-party accounting advisory firm to evaluate the design of our controls as well as to assist with the documentation, remediation and associated testing.
Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We expect to complete these remediation measures as early as practicable in fiscal 2026. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate. We regularly report to the Audit Committee on our progress and will continue to do so in fiscal 2026.
Inherent Limitations of Internal Controls over Financial Reporting
No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that our remediation efforts will be fully effective. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended August 31, 2025.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2025 (the "Proxy Statement").
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
Equity Compensation Plan Information
The following table summarizes, as of August 31, 2025, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	1,977,727	(1)	$347.50	(2)	3,492,745	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,977,727	(1)	$347.50	(2)	3,492,745	(4)
(1)Includes 1,685,011 shares issuable upon exercise of outstanding options, 201,226 shares issuable upon vesting of outstanding RSUs and 91,490 shares issuable upon the conversion of outstanding PSUs.
(2)Weighted average exercise price of outstanding options only.
(3)In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
(4)Includes 3,294,837 shares available for future issuance under the LTIP and 197,908 shares available for future issuance under the Director Plan.
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
2.Financial Statements Schedule
FactSet Research Systems Inc.
Schedule II – Valuation and Qualifying Accounts

(in thousands)
Description	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable Allowance:
2025	$14,581	$4,973	$(5,765)	$13,789
2024	$7,769	$7,420	$(608)	$14,581
2023	$2,776	$6,668	$(1,675)	$7,769
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included in the Consolidated Financial Statements or notes thereto included in this Annual Report on Form 10-K.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Second Amended and Restated Articles of Incorporation	8-K	001-11869	3.1	1/10/2023
3.2	FactSet Research Systems Inc. Amended and Restated By-Laws	8-K	001-11869	3.2	9/18/2025
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022

10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/9/2018
10.7	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	7/3/2024
10.8	Form of FactSet Research Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
10.9	Credit Agreement dated April 8, 2025, among FactSet Research Systems Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto, and PNC Bank, National Association, as the administrative agent	8-K	001-11869	1.1	4/8/2025
10.10	Separation Agreement and General Release of Claims by and between FactSet Research Systems Inc. and Linda Huber, dated July 22, 2024	8-K	001-11869	10.1	7/23/2024
10.11	Employment Agreement dated May 28, 2025 between FactSet Research Systems Inc. and Sanoke Viswanathan(1)	10-Q	001-11869	10.2	7/3/2025
10.12	FactSet Research Systems Inc. 2025 Employee Stock Purchase Plan	S-8	333-289143	99.1	7/31/2025
10.13	Retirement Agreement and General Release of Claims between FactSet Research Systems Inc. and F. Philip Snow(1)					X
19	FactSet Research Systems Inc. Securities and Insider Trading Policy	10-K	001-11869	19	10/29/2024
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	FactSet Research Systems Inc. Incentive Compensation Recoupment Policy	10-K	001-11869	97	10/27/2023
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101					X
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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 22, 2025	/s/ SANOKE VISWANATHAN
Sanoke Viswanathan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SANOKE VISWANATHAN	Chief Executive Officer and Director	October 22, 2025
Sanoke Viswanathan	(Principal Executive Officer)

/s/ HELEN L. SHAN	Executive Vice President, Chief Financial Officer	October 22, 2025
Helen L. Shan	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Managing Director, Controller and Chief Accounting Officer	October 22, 2025
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Director	October 22, 2025
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 22, 2025
Siew Kai Choy

/s/ BARAK EILAM	Director	October 22, 2025
Barak Eilam

/s/ MALCOLM FRANK	Director	October 22, 2025
Malcolm Frank

/s/ LAURIE G. HYLTON	Director	October 22, 2025
Laurie G. Hylton

/s/ JAMES J. MCGONIGLE	Director	October 22, 2025
James J. McGonigle

/s/ LEE SHAVEL	Director	October 22, 2025
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 22, 2025
Laurie Siegel

/s/ MARIA TERESA TEJADA	Director	October 22, 2025
Maria Teresa Tejada

/s/ ELISHA WIESEL	Director	October 22, 2025
Elisha Wiesel