Form 10-Q
period 2025-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2026-01-05
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 29, 2025 was 37,099,259.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2025
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

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that express management's current views concerning expectations, estimates, trends, forecasts and projections about future events, trends, contingencies, and circumstances, industries in which FactSet operates and the beliefs and assumptions of management. These statements may include projections of our future financial performance and anticipated trends in our business. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and the negatives of those terms and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements.
Forward-looking statements are not guarantees of future performance and involve a number of known and unknown risks, uncertainties and assumptions. Factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied in forward-looking statements include, among others, the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, that should be specifically considered. FactSet cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. FactSet undertakes no obligations to update or revise any forward-looking statement to reflect results, revised expectations, events or circumstances arising after the date on which it is made, except as required by applicable law.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended
	November 30,
(in thousands, except per share data)	2025	2024
Revenues	$607,621	$568,667
Operating expenses
Cost of services	287,916	258,779
Selling, general and administrative	127,634	118,553
Total operating expenses	415,550	377,332

Operating income	192,071	191,335

Other income (expense), net
Interest income	1,089	2,701
Interest expense	(13,385)	(14,400)
Other income (expense), net	10,338	103
Total other income (expense), net	(1,958)	(11,596)

Income before income taxes	190,113	179,739

Provision for income taxes	37,533	29,717
Net income	$152,580	$150,022

Basic earnings per common share	$4.08	$3.95
Diluted earnings per common share	$4.06	$3.89

Basic weighted average common shares	37,409	38,005
Diluted weighted average common shares	37,615	38,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Net income	$152,580	$150,022
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(2,889)	(3,189)
Foreign currency translation adjustment gains (losses)	(7,390)	(17,619)
Other comprehensive income (loss)	(10,279)	(20,808)
Comprehensive income	$142,301	$129,214
(1) Presented net of a tax benefit of $1,026 thousand and $1,105 thousand for the three months ended November 30, 2025 and November 30, 2024, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	November 30, 2025	August 31, 2025
ASSETS
Cash and cash equivalents	$275,448	$337,651
Investments	17,233	17,445
Accounts receivable, net of reserves of $13,308 at November 30, 2025 and $13,789 at August 31, 2025	289,000	270,684
Prepaid taxes	26,040	33,600
Prepaid expenses and other current assets	100,851	70,379
Total current assets	708,572	729,759
Property, equipment and leasehold improvements, net	84,964	85,203
Goodwill	1,279,593	1,284,708
Intangible assets, net	1,899,838	1,916,102
Deferred tax assets	59,533	61,226
Lease right-of-use assets, net	125,603	121,776
Other assets	62,681	105,498
TOTAL ASSETS	$4,220,784	$4,304,272
LIABILITIES
Accounts payable and accrued expenses	$149,277	$135,262
Current lease liabilities	32,609	33,145
Accrued compensation	59,627	130,596
Deferred revenues	162,586	167,852
Current taxes payable	13,704	13,041
Dividends payable	40,969	41,410
Total current liabilities	458,772	521,306
Long-term debt	1,368,738	1,368,260
Deferred tax liabilities	15,125	14,902
Taxes payable	44,513	45,095
Long-term lease liabilities	158,687	157,104
Other liabilities	7,065	11,192
TOTAL LIABILITIES	$2,052,900	$2,117,859
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 43,110,694 and 43,013,266 shares issued; 37,243,824 and 37,645,870 shares outstanding at November 30, 2025 and August 31, 2025, respectively	431	430
Additional paid-in capital	1,648,754	1,621,753
Treasury stock, at cost: 5,866,870 and 5,367,396 shares at November 30, 2025 and August 31, 2025, respectively	(1,842,292)	(1,695,429)
Retained earnings	2,435,018	2,323,407
Accumulated other comprehensive loss	(74,027)	(63,748)
TOTAL STOCKHOLDERS’ EQUITY	$2,167,884	$2,186,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,220,784	$4,304,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended
	November 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152,580	$150,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,148	35,717
Amortization of lease right-of-use assets	7,997	7,572
Stock-based compensation expense	18,457	13,592
Deferred income taxes	3,039	21,943
Other, net	(5,894)	890
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(19,232)	(23,377)
Prepaid expenses and other assets	(23,113)	(5,697)
Accounts payable and accrued expenses	22,225	(38,793)
Accrued compensation	(70,313)	(40,663)
Deferred revenues	(5,793)	(7,269)
Taxes payable, net of prepaid taxes	7,712	(17,806)
Lease liabilities, net	(10,529)	(9,759)
Net cash provided by operating activities	121,284	86,372

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(30,847)	(25,874)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(115,199)
Purchases of investments	(875)	(3,987)
Proceeds from maturity or sale of investments	36,050	—
Net cash provided by (used in) investing activities	4,328	(145,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	55,000
Repayments of debt	—	(62,500)
Dividend payments	(41,411)	(39,246)
Proceeds from employee stock plans	8,545	38,850
Repurchases of common stock	(139,899)	(48,790)
Deferred acquisition consideration	(12,052)	—
Other financing activities	(5,695)	(13,385)
Net cash provided by (used in) financing activities	(190,512)	(70,071)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,273)	(5,052)
Net increase (decrease) in cash, cash equivalents and restricted cash	(67,173)	(133,811)
Cash, cash equivalents and restricted cash at beginning of period	351,695	422,979
Cash, cash equivalents and restricted cash at end of period	$284,522	$289,168

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$275,448	$289,168
Restricted cash included in Prepaid expenses and other current assets	5,139	—
Restricted cash included in Other assets	3,935	—
Total cash, cash equivalents and restricted cash	$284,522	$289,168
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended November 30, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2025	43,013,266	$430	$1,621,753	5,367,396	$(1,695,429)	$2,323,407	$(63,748)	$2,186,413
Net income	—	—	—	—	—	152,580	—	152,580
Other comprehensive income (loss)	—	—	—	—	—	—	(10,279)	(10,279)
Common stock issued for employee stock plans	40,991	—	8,545	—	—	—	—	8,545
Vesting of restricted stock	56,437	1	(1)	21,374	(5,695)	—	—	(5,695)
Excise tax on share repurchases	—	—	—	—	(1,269)	—	—	(1,269)
Repurchases of common stock	—	—	—	478,100	(139,899)	—	—	(139,899)
Stock-based compensation expense	—	—	18,457	—	—	—	—	18,457
Dividends declared	—	—	—	—	—	(40,969)	—	(40,969)
Balance as of November 30, 2025	43,110,694	$431	$1,648,754	5,866,870	$(1,842,292)	$2,435,018	$(74,027)	$2,167,884

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended November 30, 2024

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	150,022	—	150,022
Other comprehensive income (loss)	—	—	—	—	—	—	(20,808)	(20,808)
Common stock issued for employee stock plans	161,097	1	38,848	—	(170)	—	—	38,679
Vesting of restricted stock	70,012	1	(1)	29,093	(13,215)	—	—	(13,215)
Excise tax on share repurchases	—	—	—	—	(807)	—	—	(807)
Repurchases of common stock	—	—	—	104,475	(48,790)	—	—	(48,790)
Stock-based compensation expense	—	—	13,592	—	—	—	—	13,592
Dividends declared	—	—	—	—	—	(39,572)	—	(39,572)
Balance as of November 30, 2024	42,830,024	$428	$1,531,278	4,780,213	$(1,438,678)	$1,998,954	$(100,421)	$1,991,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2025
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of November 30, 2025, we had more than 9,000 clients comprised of over 239,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.

We drive our business based on a detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 15, Segment Information for further discussion on our segments. Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Market Infrastructure. In fiscal 2026, we renamed "Partnerships and CGS" to "Market Infrastructure".
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
We conduct business globally and manage our business on a geographic basis. The accompanying unaudited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. As such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. The accompanying unaudited Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries; all intercompany activity and balances have been eliminated.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly our results of operations, financial position, cash flows and equity.
Reclassifications
As of November 30, 2025, Deferred revenues, non-current were included within Other liabilities in the Consolidated Balance Sheets. We conformed the comparative prior year figures to the current year presentation.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of November 30, 2025, our accounts receivable reserve was $13.3 million. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the three months ended November 30, 2025. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with one data supplier representing more than 10% of our total data costs for the three months ended November 30, 2025.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the three months ended November 30, 2025. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the three months ended November 30, 2025 that had a material impact on our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Goodwill and Other - Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update ("ASU") 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages, and requires entities to start capitalizing eligible software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this ASU can be applied using a prospective, modified, or retrospective transition approach, and are effective for our interim and annual periods starting in fiscal 2029. Early adoption is permitted at the beginning of an annual period. We are currently assessing the impact of the new requirements on our Consolidated Financial Statements and disclosures.
Income Statement - Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain income statement expense captions into specified categories to be disclosed within the footnotes to the financial statements. This ASU does not change the expense captions on the income statement. The amendments in this ASU are to be applied prospectively, although retrospective application is permitted, and are effective for our annual financial statements starting in fiscal 2028 and interim periods starting in fiscal 2029. Early adoption is permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements. We are currently assessing the impact of the new requirements on our disclosures.
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
No other new accounting pronouncements issued or effective during the three months ended November 30, 2025 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
The following table presents revenues disaggregated by segment:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Americas	$396,176	$367,242
EMEA	149,517	143,725
Asia Pacific	61,928	57,700
Total Revenues	$607,621	$568,667
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

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2025 and August 31, 2025. We did not have any transfers between levels of fair value measurements during the three months ended November 30, 2025 and the fiscal year ended August 31, 2025.

	Fair Value Measurements as of November 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$13,966	$—	$—	$13,966
Mutual funds(2)	—	17,233	—	17,233
Derivative instruments(3)	—	452	—	452
Total assets measured at fair value	$13,966	$17,685	$—	$31,651

Liabilities
Derivative instruments(3)	$—	$1,585	$—	$1,585
Contingent liabilities(4)	—	—	12,931	12,931
Total liabilities measured at fair value	$—	$1,585	$12,931	$14,516

	Fair Value Measurements as of August 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$8,649	$—	$—	$8,649
Mutual funds(2)	—	17,445	—	17,445
Derivative instruments(3)	—	3,590	—	3,590
Total assets measured at fair value	$8,649	$21,035	$—	$29,684

Liabilities
Derivative instruments(3)	$—	$808	$—	$808
Contingent liabilities(4)	—	—	24,126	24,126
Total liabilities measured at fair value	$—	$808	$24,126	$24,934
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
(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only
We elected not to carry our debt at fair value on the Consolidated Balance Sheets. Our Senior Notes are publicly traded; therefore, the fair value of our Senior Notes is estimated based on quoted prices in active markets as of the last business day of the reporting period, which are considered Level 1 inputs. The fair value of our 2025 Credit Facilities was estimated based on quoted market prices for similar instruments, adjusted for unobservable inputs for comparability to our investment rating, maturity terms and principal outstanding, which are considered Level 3 inputs. Refer to Note 10, Debt for definitions of, and more information on, our Senior Notes and 2025 Credit Facilities.
The following table summarizes information on our outstanding debt as of November 30, 2025 and August 31, 2025:

		November 30, 2025		August 31, 2025
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$491,085	$500,000	$490,565
2032 Notes	Level 1	500,000	463,400	500,000	460,440
2025 Term Facility	Level 3	375,000	375,190	375,000	374,866
Total principal amount		$1,375,000	$1,329,675	$1,375,000	$1,325,871
Total unamortized discounts and debt issuance costs(1)		(6,262)		(6,740)
Total net carrying value of debt(1)		$1,368,738		$1,368,260
(1) Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
5. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2025 through the first quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin").
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price included contingent consideration of $11.9 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.
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
Platform Group Limited ("Irwin")
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price included contingent consideration of $9.6 million which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.
Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.
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
6. GOODWILL
Changes in the carrying value of goodwill by segment for the three months ended November 30, 2025 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2025	$925,752	$344,436	$14,520	$1,284,708
Foreign currency translations	(1,509)	(3,479)	(127)	(5,115)
Balance at November 30, 2025	$924,243	$340,957	$14,393	$1,279,593
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
We tested our goodwill for impairment during the fourth quarter of fiscal 2025 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. No events or circumstances were identified during the three months ended November 30, 2025 that would indicate it is more likely than not that goodwill has been impaired.

7. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amounts and accumulated amortization related to our identifiable intangible assets as of November 30, 2025 and August 31, 2025:

	November 30, 2025				August 31, 2025
(in thousands, except useful lives)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$164,896	$1,418,104	$1,583,000	$153,903	$1,429,097
Client relationships	11 to 26	279,503	97,070	182,433	280,065	94,365	185,700
Developed technology	3 to 5	282,159	146,052	136,107	260,154	127,669	132,485
Software technology	3 to 12	252,985	135,256	117,729	253,899	131,731	122,168
Data content	7 to 20	86,179	45,275	40,904	86,416	44,490	41,926
Trade names	5 to 10	4,895	449	4,446	4,919	326	4,593
Non-compete agreements	4	290	175	115	290	157	133
Total		$2,489,011	$589,173	$1,899,838	$2,468,743	$552,641	$1,916,102
The weighted average useful life of our intangible assets as of November 30, 2025 was 30.5 years. Intangible assets are tested for impairment qualitatively on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group is not recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the three months ended November 30, 2025 and November 30, 2024. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Amortization expense	$37,752	$29,872
As of November 30, 2025, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2026 (remaining nine months)	$111,927
2027	125,763
2028	97,089
2029	74,325
2030	70,814
Thereafter	1,419,920
Total	$1,899,838
8. INCOME TAXES
We are subject to taxation in the United States ("U.S.") and various state, local and foreign jurisdictions in which we conduct our business. Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates.

Deferred income taxes are recorded for the temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities using currently enacted tax rates.
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Income before income taxes	$190,113	$179,739
Provision for income taxes	$37,533	$29,717
Effective tax rate	19.7%	16.5%
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
Our effective tax rate for the three months ended November 30, 2025 and November 30, 2024 was 19.7% and 16.5%, respectively. The increase was primarily due to a stock-based compensation tax shortfall in the first quarter of fiscal 2026 compared to an excess tax benefit for the prior year period.
For the periods presented, our effective tax rates differ from the applicable U.S. corporate income tax rate primarily due to excess tax benefits or shortfalls from stock-based compensation, the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") tax deduction and the impact of state income taxes.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Certain aspects of Pillar Two are effective for tax years beginning on or after January 1, 2024. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We have determined that Pillar Two would not have a material impact to our Consolidated Financial Statements, related disclosures, or effective tax rate. However, as the Pillar Two rules continue to evolve, we are closely monitoring legislative developments globally to evaluate potential impacts on our financial statements, as more countries adopt and implement these regulations.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the expansion of bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions taking effect in fiscal 2025 and others phased in through fiscal 2027. The Act did not have a material impact on our Consolidated Financial Statements as of and for the three months ended November 30, 2025.

9. LEASES
Our operating lease arrangements relate to our office space and data centers. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement or modification date (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated incremental borrowing rate ("IBR"). Certain adjustments to calculate our lease ROU assets may be required due to prepayments, lease incentives received and initial direct costs incurred. We account for lease and non-lease components as a single lease component, which we recognize over the expected lease term on a straight-line expense basis in occupancy costs (a component of Selling, general and administrative ("SG&A") expense) in our Consolidated Statements of Income.
As of November 30, 2025, we recognized $125.6 million of Lease ROU assets, net and $191.3 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just over 10 years. Our lease agreements may include options to extend or terminate the lease, which would be included in the measurement of our lease term if it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of November 30, 2025:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2026 (remaining nine months)	$30,503
2027	41,318
2028	37,032
2029	31,451
2030	26,332
Thereafter	55,733
Total minimum lease payments	$222,369
Less: Imputed interest	31,073
Total lease liabilities	$191,296
The following table includes components of our occupancy costs:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Operating lease costs(1)	$7,997	$7,572
Variable lease costs(2)	$4,821	$4,888
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of November 30, 2025	As of August 31, 2025
Weighted average remaining lease term (in years)	6.4	6.1
Weighted average discount rate (IBR)	4.9%	4.7%

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$9,847	$9,762
Lease ROU assets obtained in exchange for lease liabilities(1)	$17,069	$—
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(5,529)
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
10. DEBT
We have not elected the fair value option and report our debt at amortized cost. Our debt obligations as of November 30, 2025 and August 31, 2025 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	November 30, 2025	August 31, 2025
2025 Term Facility	4/8/2025	4/8/2028	375,000	375,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(1)			(6,262)	(6,740)
Long-term debt(1)			$1,368,738	$1,368,260
(1)Amount excludes the debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
As of November 30, 2025, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2026 (remaining nine months)	$—
2027	500,000
2028	375,000
2029	—
2030	—
Thereafter	500,000
Total	$1,375,000
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
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit, and up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.

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
We made no repayments of the 2025 Term Facility during the three months ended November 30, 2025. Since loan inception on April 8, 2025, we have repaid $125.0 million under the 2025 Term Facility. Of this amount, $68.8 million satisfied all scheduled quarterly principal payments through maturity, eliminating any future mandatory quarterly principal payment requirements. The remaining $56.2 million was made as a voluntary prepayment. From the effective date of the 2025 Revolving Facility through November 30, 2025, we have had no borrowings under the 2025 Revolving Facility.
From the borrowing date through November 30, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through November 30, 2025.
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
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of November 30, 2025.
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
During the three months ended November 30, 2024, we repaid $62.5 million under the 2022 Term Facility. The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full during the six months ended February 28, 2025. During the three months ended November 30, 2024, we borrowed an additional $55.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
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

2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2025 and matures on February 28, 2026. As of November 30, 2025, the notional amount of the 2025 Swap Agreement was $50.0 million.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Interest expense on outstanding debt(1)	$13,369	$14,367
(1)Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts. Interest expense is net of the effects of our interest rate swap agreements.
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

Income tax contingencies related to uncertain tax positions are accounted for in accordance with applicable accounting guidance. Refer to Note 2, Summary of Significant Accounting Policies - Income Taxes in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025 for further details.
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025, we had total purchase obligations with suppliers and vendors of approximately $352 million. Our total purchase obligations as of August 31, 2025 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the three months ended November 30, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt, refer to Note 9, Leases and Note 10, Debt, respectively, for information.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Our 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. We had $0.7 million of standby letters of credit outstanding as of November 30, 2025 and August 31, 2025. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Refer to Note 10, Debt, for information regarding the 2025 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available at November 30, 2025, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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

12. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended
	November 30,
(in thousands, except share data)	2025		2024
	Shares	Amount	Shares	Amount
Repurchases of common stock under the share repurchase program(1)	478,100	$139,899	104,475	$48,790
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	21,374	$5,695	29,093	$13,385
(1) For the three months ended November 30, 2025 and 2024, amount excludes a 1% excise tax of $1.3 million and $0.8 million, respectively, on corporate stock repurchases required under the Inflation Reduction Act of 2022.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program.
On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. As of November 30, 2025, $260.1 million remained available under our share repurchase program.
On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization.
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
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the three months ended November 30, 2025 and November 30, 2024.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2026
First Quarter	$1.10	November 28, 2025	$40,969	December 18, 2025
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Accumulated Other Comprehensive Loss
The components of AOCL as of November 30, 2025 and August 31, 2025 were as follows:

(in thousands)	November 30, 2025	August 31, 2025
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(746)	$2,143
Accumulated foreign currency translation adjustments	(73,281)	(65,891)
Total AOCL	$(74,027)	$(63,748)
13. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.
The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended
	November 30,
(in thousands, except per share data)	2025	2024
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$152,580	$150,022
Denominator
Weighted average common shares used in the calculation of Basic EPS	37,409	38,005
Common stock equivalents associated with stock-based compensation plans	206	512
Shares used in the calculation of Diluted EPS	37,615	38,517
Basic EPS	$4.08	$3.95
Diluted EPS	$4.06	$3.89
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Stock options and stock options with performance conditions	1,405	721
Restricted stock units and performance share units	264	98
14. STOCK-BASED COMPENSATION
Our stock-based compensation expense consists of:
•Stock options, restricted stock units ("RSUs") and performance share units ("PSUs") issued to eligible employees, and stock options with performance conditions ("PSOs") issued to our Chief Executive Officer ("CEO"), all under the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the "LTIP").
•Stock options and RSUs issued to non-employee members of the Board of Directors ("non-employee directors") under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the "Director Plan").
•Common stock purchased by eligible employees under the FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated, as well as shares acquired beginning in fiscal 2026 under the FactSet Research Systems Inc. 2025 Employee Stock Purchase Plan (collectively, the “ESPP”).

We measure and recognize stock-based compensation expense for all stock-based awards and purchases of common stock under the ESPP based on their estimated grant date fair value.
We use a lattice-based option-pricing model ("lattice model") to estimate the grant date fair value for our employee stock options. For our CEO PSOs, grant date fair value was estimated using a Monte Carlo simulation ("Monte Carlo model"). The grant date fair value for non-employee director stock options and common stock purchased by eligible employees under our ESPP is estimated using a Black-Scholes model.
The lattice model, Black-Scholes model, and Monte Carlo model each require certain estimates and assumptions, including the risk-free interest rate, expected volatility, and dividend yield. The Black-Scholes and Monte Carlo models incorporate an assumed expected life of the award, while the lattice model derives the expected life as an output incorporating assumptions such as vesting restrictions and expected exercise patterns based on the intrinsic value of the options.
The primary assumptions and their definitions are as follows:
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
Stock-based compensation expense for stock option and RSU awards is recognized over their respective services period using the straight-line method. For these awards, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
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
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the periods presented:

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Stock-based compensation expense	$18,457	$13,592
There were no stock-based compensation costs capitalized in any periods presented. As of November 30, 2025, $205.4 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 3.1 years.

Employee Stock Option Awards
The following table presents the employee stock options granted under the LTIP for the three months ended November 30, 2025 and November 30, 2024:

	Three Months Ended
	November 30,
	2025			2024
	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average exercise price	Weighted average grant date fair value
Stock options granted(1)	213,811	$264.57	$75.34	200,693	$458.80	$133.10
CEO performance stock option grant(2)	297,902	$295.63	$73.85	—	$—	$—
Total stock options awards granted	511,713			200,693
(1) Our annual grant of employee stock options during the first quarter of each fiscal year makes up the majority of our employee stock options granted under the LTIP in each fiscal year. The annual grant on November 3, 2025, of 213,811 vests 25% annually on the anniversary date of the grant and are fully vested after four years. The annual grant on November 1, 2024, of 200,693 vests 20% annually on the anniversary date of the grant and are fully vested after five years.
(2) Reflects a grant to our CEO on September 22, 2025 of PSOs as part of his May 28, 2025 employment agreement. The PSOs vest if, during the performance period ending on the fifth anniversary of the grant date, our common stock achieves a 30-day trailing volume-weighted average price ("VWAP") equal to or greater than 150% of the 30-day trailing VWAP ending on the grant date. Options are not exercisable before the third anniversary of the grant date. These options expire ten years from the grant date.
We used the lattice model and Monte Carlo model to estimate the grant date fair value of the November 3, 2025 annual employee stock option grant and the September 22, 2025 CEO PSO grant, respectively. The following table presents the grant information and model assumptions:

	Annual Employee Grant	Performance Option Grant
Employee Grant Details	November 3, 2025	September 22, 2025
Stock options granted	213,811	297,902
Estimated fair value	$75.34	$73.85
Exercise price	$264.57	$295.63
Assumptions
Risk-free interest rate	3.61% - 4.16%	4.08%
Expected volatility	27.57%	24.72%
Dividend yield	1.32%	0.90%
Expected life (years)	6.33	5.00
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

The following table presents the employee Restricted Stock Awards granted under the LTIP for the three months ended November 30, 2025 and November 30, 2024:

	Three Months Ended
	November 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs granted(1)	235,349	$260.95	76,448	$445.89
PSUs granted(2)	65,717	$258.46	33,756	$445.97
Performance adjustment - PSUs(3)	—	$—	7,364	$424.01
Total Restricted Stock Awards	301,066		117,568
(1) Includes the annual employee grant on November 3, 2025, of 169,049 RSUs and a one-time grant to our CEO on September 22, 2025 of 58,332 RSUs. Both grants vest 25% annually on the anniversary date of the grant and are fully vested after four years. The annual employee grant on November 1, 2024, of 76,448 RSUs vests 20% annually on the anniversary date of the grant and are fully vested after five years.
(2) PSUs granted during the three months ended November 30, 2025, include the annual employee grant on November 3, 2025, of 43,281 PSUs, and a one-time grant to our CEO on October 1, 2025, of 22,436 PSUs. PSUs granted during the three months ended November 30, 2024 includes the annual employee grant on November 1, 2024 of 33,756 PSUs. Each grant cliff vests on the third anniversary of the grant date, subject to the achievement of certain performance metrics, with an achievement range from 0% to 200%. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives.
(3) Additional PSUs were granted during the first quarter of fiscal 2025 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021.
Stock-based Awards Available for Grant
As of November 30, 2025, we had 2.1 million employee stock-based awards available for grant under the LTIP and 0.2 million non-employee director stock-based awards available for grant under the Director Plan.
In accordance with the LTIP and Director Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
15. SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker ("CODM") for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CEO functions as our CODM.
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

The following tables reflect the results of operations of our segments:

(in thousands)
For the three months ended November 30, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$396,176	$149,517	$61,928	$607,621
Operating expenses(1)	317,643	81,363	16,544	415,550
Operating income	$78,533	$68,154	$45,384	$192,071
Total other income (expense), net				(1,958)
Income before income taxes				$190,113

Other segment disclosures
Depreciation and amortization	$39,767	$2,285	$2,096	$44,148
Stock-based compensation	$14,765	$2,459	$1,233	$18,457
Capital expenditures(2)	$23,741	$5,201	$1,905	$30,847

For the three months ended November 30, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$367,242	$143,725	$57,700	$568,667
Operating expenses(1)	285,444	74,687	17,201	377,332
Operating income	$81,798	$69,038	$40,499	$191,335
Total other income (expense), net				(11,596)
Income before income taxes				$179,739

Other segment disclosures
Depreciation and amortization	$31,931	$1,931	$1,855	$35,717
Stock-based compensation	$10,417	$2,089	$1,086	$13,592
Capital expenditures(2)	$24,954	$375	$545	$25,874
(1) Operating expenses consist of Cost of services and SG&A costs.
(2) Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of November 30, 2025 and August 31, 2025:

(in thousands)	November 30, 2025	August 31, 2025
Americas	$3,557,563	$3,523,467
EMEA	502,417	610,364
Asia Pacific	160,804	170,441
Total assets	$4,220,784	$4,304,272

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
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
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of November 30, 2025, we had more than 9,000 clients comprised of over 239,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on a detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data feeds, cloud-based digital solutions, and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our client service team.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Refer to Note 15, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our segments.
Within each segment, we offer data, products and analytical applications by firm type: Institutional Buyside, Dealmakers, Wealth, and Market Infrastructure. In fiscal 2026, we renamed "Partnerships and CGS" to "Market Infrastructure".

•"Institutional Buyside" focuses on global asset managers, asset owners, and hedge fund professionals,
•"Dealmakers" focuses on investment bankers, sell-side research analysts, corporate users, investor relations officers and private equity and venture capital professionals,
•"Wealth" focuses on wealth management clients, and
•"Market Infrastructure" focuses on partnerships that deliver solutions to firms in the financial services ecosystem including data, analytics and technology platform providers and includes CGS, the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally.
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
•Embedding deeper in client workflows: Through continued innovation, we aim to deepen our integration into our clients' workflows. We are focused on expanding further into the buy-side front office by leveraging our expertise in portfolio performance, analytics, and risk management. In addition, we are building on our strong presence on advisor desktops by expanding into prospecting and digital reporting workflows. We are also working to introduce next-generation automation in research, financial modeling, and pitch creation
•Innovating with AI: We believe sustainable success in enterprise AI depends on trusted, high-quality data, secure integration with models and workflows, and deep domain expertise. We continue to advance a pragmatic, open, and flexible strategy for integrating AI and natural language processing into our clients’ workflows, aiming to boost productivity by surfacing actionable insights throughout the portfolio lifecycle and automating routine research and content processing tasks. FactSet is delivering AI embedded workflow solutions for various personas including research analysts, bankers, portfolio managers, wealth advisors and engineering teams across our clients.
Fiscal 2026 First Quarter in Review
Revenues in the first quarter of fiscal 2026 were $607.6 million, an increase of 6.9% from the comparable prior year period. The growth in revenues was driven by a 6.0% increase in organic revenues, a 0.7% increase from acquisition revenues, net of a decrease in revenues from a disposition of a business at the end of the prior fiscal year, and a net increase of 0.2% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. Revenues increased primarily from workstations, portfolio management and trading solutions, and data solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for the definition of organic revenues and a reconciliation between revenues and organic revenues.
As of November 30, 2025, organic annual subscription value ("Organic ASV") totaled $2,389.6 million, an increase of 5.9% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was mainly driven by workstations, data solutions and, to a lesser extent, CGS. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definition of Organic ASV.
Operating margin was 31.6% for the first quarter of fiscal 2026, compared to 33.6% in the prior year period. This decrease in operating margin was primarily driven by higher amortization of intangible assets, employee compensation costs and technology-related expenses, partially offset by growth in revenues.

Net income for the first quarter of fiscal 2026 was $152.6 million, an increase of 1.7% from the prior year period. Diluted earnings per common share ("Diluted EPS") was $4.06 for the first quarter of fiscal 2026, an increase of 4.4% compared with the prior year period. The increase in Net Income and Diluted EPS was primarily driven by growth in revenues, partially offset by higher operating expenses.
We returned $181.3 million to our stockholders in the form of share repurchases and dividends during the three months ended November 30, 2025.
As of November 30, 2025, our client and user count was 9,003 and 239,863, respectively. Our employee headcount was 12,886 as of November 30, 2025, up 2.5% compared to the prior year. This increase was driven by net headcount growth of 3.0% in the Americas, 2.4% in Asia Pacific and 2.3% in EMEA.
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
Organic ASV
The following table presents the calculation of Organic ASV as of November 30, 2025. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of November 30, 2025
ASV	$2,411.1
Impact from foreign currency movements	2.4
Acquisition ASV(1)	(23.9)
Organic ASV	$2,389.6
Organic ASV annual growth rate(2)	5.9%
(1)ASV from acquisitions completed within the last 12 months.
(2)For comparability purposes, in calculating the organic ASV annual growth rate, the prior year excludes ASV from dispositions completed in the last 12 months.
Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was primarily driven by workstations, data solutions and, to a lesser extent, CGS. This increase is derived from higher net sales to existing clients and, to a lesser extent, sales to new clients.
Segment ASV
As of November 30, 2025, ASV from the Americas represented 65% of total ASV and was $1,575.8 million, an increase from $1,464.5 million as of November 30, 2024. Americas Organic ASV was $1,556.5 million as of November 30, 2025, a 6.4% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by workstations and, to a lesser extent, data solutions and CGS.
As of November 30, 2025, ASV from EMEA represented 25% of total ASV and was $591.0 million, an increase from $572.4 million as of November 30, 2024. EMEA Organic ASV was $588.5 million as of November 30, 2025, a 3.7% increase from the prior year. The EMEA Organic ASV increase was mainly from data solutions and, to a lesser extent, workstations and CGS.
As of November 30, 2025, ASV from Asia Pacific represented 10% of total ASV and was $244.3 million, an increase from $229.0 million as of November 30, 2024. Asia Pacific Organic ASV was $244.6 million as of November 30, 2025, an 8.4% increase from the prior year. The Asia Pacific Organic ASV increase was primarily driven by data solutions, workstations and middle office solutions.

Client and User Additions
The table below presents our total clients and users:

	As of November 30,
	2025	2024	Change
Clients(1)	9,003	8,249	9.1%
Users	239,863	218,267	9.9%
(1)The client count includes clients with ASV of $10,000 and above.
Client count increased mainly due to corporate clients and user count increased primarily due to wealth management users.
Annual ASV retention was greater than 95% of ASV as of November 30, 2025 and November 30, 2024. When expressed as a percentage of clients, annual retention was 91% as of November 30, 2025 and November 30, 2024.
Employee Headcount
As of November 30, 2025, our net employee headcount increased by 2.5% to 12,886, compared with 12,575 employees as of November 30, 2024. This net headcount growth was primarily driven by our continued investment in our centers of excellence ("COEs"), through an increase in employees based in India, and our Liquid Holdings, LLC ("LiquidityBook") acquisition.
As of November 30, 2025, compared to November 30, 2024, our net headcount growth was 3.0% in the Americas, 2.4% in Asia Pacific and 2.3% in EMEA. As of November 30, 2025, we had 8,921 employees located in Asia Pacific, 2,508 in the Americas and 1,457 in EMEA. Approximately 68% of our employees are located in our COEs.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2025 and November 30, 2024, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods presented:

	Three Months Ended
	November 30,		% Change
(in thousands, except per share data)	2025	2024
Revenues	$607,621	$568,667	6.9%
Cost of services	287,916	258,779	11.3%
Selling, general and administrative	127,634	118,553	7.7%
Operating income	$192,071	$191,335	0.4%

Net income	$152,580	$150,022	1.7%
Diluted weighted average common shares	37,615	38,517
Diluted EPS	$4.06	$3.89	4.4%

Revenues
Three months ended November 30, 2025 compared with three months ended November 30, 2024
The growth in revenues of 6.9% was driven by a 6.0% increase in organic revenues, which totaled $600.0 million for the three months ended November 30, 2025, a 0.7% increase from acquisition revenues, net of a decrease in revenues from a disposition of a business at the end of the prior fiscal year, and a net increase of 0.2% from foreign currency exchange rate fluctuations. Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was primarily driven by workstations, portfolio management and trading solutions, and data solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2025	2024
Americas	$396,176	$367,242	7.9%
% of revenues	65.2%	64.6%
EMEA	$149,517	$143,725	4.0%
% of revenues	24.6%	25.3%
Asia Pacific	$61,928	$57,700	7.3%
% of revenues	10.2%	10.1%
Consolidated	$607,621	$568,667	6.9%
Three months ended November 30, 2025 compared with three months ended November 30, 2024
Americas
The growth in revenues of 7.9% was driven by a 6.5% increase in organic revenues and a 1.4% increase from acquisition revenues, net of a decrease in revenues from a disposition of a business at the end of the prior fiscal year. The increase in revenues was driven by workstations, portfolio management and trading solutions, and data solutions.
EMEA
The growth in revenues of 4.0% was driven by a 4.0% increase in organic revenues and a 0.6% net increase from foreign currency exchange rate fluctuations, partially offset by a 0.6% decrease in revenues from a disposition, net of acquisition revenues. The increase in revenues was mainly from data solutions, partially offset by a decrease in revenues due to the disposition of a business at the end of the prior fiscal year.
Asia Pacific
The growth in revenues of 7.3% was driven by an 8.3% increase in organic revenues and a 0.2% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.2% decrease in revenues from a disposition, net of acquisition revenues. The increase in revenues was driven by data solutions and workstations, partially offset by a decrease in revenues due to the disposition of a business at the end of the prior fiscal year.
Principal Operating Expenses
Cost of services is mainly comprised of employee compensation costs and also includes expenses related to data costs, technology-related expenses, amortization of intangible assets, royalty fees, telecommunication costs and computer depreciation.
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

Employee compensation costs are a major component of both our Cost of services and SG&A. These expenses primarily include costs related to salaries, incentive compensation and sales commissions, stock-based compensation, benefits, employment taxes, and restructuring costs.
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
The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2025	2024	% Change
Cost of services	$287,916	$258,779	11.3%
SG&A	127,634	118,553	7.7%
Total operating expenses	$415,550	$377,332	10.1%

Operating income	$192,071	$191,335	0.4%
Operating margin	31.6%	33.6%
Cost of Services
Three months ended November 30, 2025 compared with three months ended November 30, 2024
The increase in Cost of services was primarily due to higher employee compensation costs, amortization of intangible assets and technology-related expenses.
Cost of services, when expressed as a percentage of revenues, was 47.4% for the three months ended November 30, 2025, an increase of 190 basis points compared with the same period a year ago. This increase was primarily due to higher amortization of intangible assets and an increase in technology-related expenses.
When expressed as a percentage of revenues:
•Amortization of intangible assets increased by 100 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased by 80 basis points, primarily driven by higher spend related to cloud-based hosting services.
Selling, General and Administrative
Three months ended November 30, 2025 compared with three months ended November 30, 2024
The increase in SG&A was primarily attributable to higher employee compensation costs. SG&A, when expressed as a percentage of revenues, was 21.0% for the three months ended November 30, 2025, an increase of 20 basis points compared with the same period a year ago. The increase was primarily attributable to higher employee compensation costs, partially offset by charges related to the Sales Tax Dispute recorded in the prior year period and a decrease in professional fees.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 110 basis points, primarily driven by higher stock-based compensation expense, variable compensation costs and an increase in annual base salaries. The higher stock-based compensation expense and variable compensation costs were due to equity awards and one-time cash awards, respectively, granted to our Chief Executive Officer ("CEO") pursuant to the terms of his employment agreement. The increase in annual base salaries was primarily driven by annual merit increases.

•SG&A decreased by 40 basis points due to charges related to the Sales Tax Dispute recorded in the prior year period. Refer to Part I, Item 1. Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information on the Sales Tax Dispute.
•Professional fees decreased by 30 basis points, mainly due to acquisition-related costs recorded in the prior year period.
Operating Income and Operating Margin
Three months ended November 30, 2025 compared with three months ended November 30, 2024
Operating income increased 0.4% to $192.1 million for the three months ended November 30, 2025, compared with $191.3 million in the prior year period. This increase was primarily driven by growth in revenues, partially offset by higher employee compensation costs, amortization of intangible assets and technology-related expenses.
Operating margin decreased to 31.6% for the three months ended November 30, 2025, compared with 33.6% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily driven by higher amortization of intangible assets, employee compensation costs and technology-related expenses, partially offset by growth in revenues.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2025	2024
Americas	$78,533	$81,798	(4.0)%
EMEA	68,154	69,038	(1.3)%
Asia Pacific	45,384	40,499	12.1%
Total Operating Income	$192,071	$191,335	0.4%
Three months ended November 30, 2025 compared with three months ended November 30, 2024
Americas
Americas operating income decreased primarily due to higher employee compensation costs, amortization of intangible assets and technology-related expenses, partially offset by growth in revenues of 7.9%.
•Employee compensation costs increased primarily driven by higher stock-based compensation expense, variable compensation costs and an increase in annual base salaries. The higher stock-based compensation expense and variable compensation costs were due to equity awards and one-time cash awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. The increase in annual base salaries was primarily driven by annual merit increases and net headcount growth of 72 employees.
•Amortization of intangible assets increased primarily due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased mainly driven by higher spend related to cloud-based hosting services.

EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.0%. Employee compensation costs increased mainly due to higher annual base salaries, primarily driven by annual merit increases and net headcount growth of 33 employees.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 7.3%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries driven by annual merit increases and net headcount growth of 206 employees.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2025	2024	% Change
Income before income taxes	$190,113	$179,739	5.8%
Provision for income taxes	$37,533	$29,717	26.3%
Effective tax rate	19.7%	16.5%
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
Our effective tax rate for the three months ended November 30, 2025 and November 30, 2024 was 19.7% and 16.5%, respectively. The increase was primarily due to a stock-based compensation tax shortfall in the first quarter of fiscal 2026 compared to an excess tax benefit for the prior year period.
For the periods presented, our effective tax rates differ from the applicable U.S. corporate income tax rate primarily due to excess tax benefits or shortfalls from stock-based compensation, the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, a foreign derived intangible income ("FDII") tax deduction and the impact of state income taxes.
Net Income and Diluted EPS

	Three Months Ended
	November 30,
(in thousands, except per share data)	2025	2024	% Change
Net income	$152,580	$150,022	1.7%
Diluted weighted average common shares	37,615	38,517	(2.3)%
Diluted EPS	$4.06	$3.89	4.4%
The increase in Net income and Diluted EPS for the three months ended November 30, 2025, compared to the respective prior year period, was primarily driven by growth in revenues, partially offset by higher operating expenses.

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
Organic revenues excludes the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended
	November 30,		% Change
(dollar amounts in thousands)	2025	2024
Revenues	$607,621	$568,667	6.9%
Acquisition revenues	(6,674)	—
Disposition revenues	—	(2,650)
Currency impact	(918)	—
Organic revenues	$600,029	$566,017	6.0%

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

	Three Months Ended
	November 30,
(in thousands, except per share data)	2025	2024	% Change
Operating income	$192,071	$191,335	0.4%
Intangible asset amortization	19,170	16,581
CEO compensation costs(1)	6,690	—
Business dispositions, acquisitions and related costs	2,663	3,753
Restructuring/severance	(500)	(317)
Sales Tax Dispute(2)	—	2,398
Adjusted operating income	$220,094	$213,750	3.0%
Operating margin	31.6%	33.6%
Adjusted operating margin(3)	36.2%	37.6%
Net income	$152,580	$150,022	1.7%
Intangible asset amortization	15,404	12,397
CEO compensation costs(1)	5,376	—
Business dispositions, acquisitions and related costs	2,140	2,806
Gain on sale of investments	(5,226)	—
Restructuring/severance	(402)	(237)
Non-operating income from business disposition	(301)	—
Sales Tax Dispute(2)	—	1,793
Income tax items	—	1,351
Adjusted net income(4)	$169,571	$168,132	0.9%
Net income	$152,580	$150,022	1.7%
Interest expense	13,385	14,400
Income taxes	37,533	29,717
Depreciation and amortization expense	44,148	35,717
EBITDA	$247,646	$229,856	7.7%
Non-recurring non-cash expenses	1,190	—
Adjusted EBITDA	$248,836	$229,856	8.3%
Diluted EPS	$4.06	$3.89	4.4%
Intangible asset amortization	0.41	0.32
CEO compensation costs(1)	0.14	—
Business dispositions, acquisitions and related costs	0.06	0.08
Gain on sale of investments	(0.14)	—
Restructuring/severance	(0.01)	(0.01)
Non-operating income from business disposition	(0.01)	—
Sales Tax Dispute(2)	—	0.05
Income tax items	—	0.04
Adjusted Diluted EPS(4)	$4.51	$4.37	3.2%
Weighted average common shares (diluted)	37,615	38,517
(1)Related to one-time make-whole cash and equity awards issued to our CEO, with the majority of the awards recognized over their respective service periods.

(2)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion on this matter.
(3)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(4)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended November 30, 2025 and November 30, 2024 were taxed at an adjusted tax rate of 19.6% and 25.2%, respectively.

Liquidity and Capital Resources
As of November 30, 2025, Cash and cash equivalents were $275.4 million and restricted cash was $9.1 million, compared with Cash and cash equivalents of $337.7 million and restricted cash of $14.0 million as of August 31, 2025. Refer to Summary of Cash Flows, within this section below, for more information on cash flows during the first quarter of fiscal 2026 and 2025.
Our cash and cash equivalents as of November 30, 2025 are held in numerous locations throughout the world, with $142.5 million in the Americas, $79.3 million in EMEA (with the largest balance held in the UK) and the remaining $53.6 million in Asia Pacific (with the largest balance held in the Philippines).
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
The 2025 Term Facility matures on April 8, 2028, and the 2025 Revolving Facility matures on April 8, 2030. The 2025 Revolving Facility provides for up to $100.0 million in the form of letters of credit, and up to $100.0 million in the form of swingline loans. We may seek additional commitments of up to $1.0 billion under the 2025 Revolving Facility from lenders or other financial institutions.
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
We made no repayments of the 2025 Term Facility during the three months ended November 30, 2025. Since loan inception on April 8, 2025, we have repaid $125.0 million under the 2025 Term Facility. Of this amount, $68.8 million satisfied all scheduled quarterly principal payments through maturity, eliminating any future mandatory quarterly principal payment requirements. The remaining $56.2 million was made as a voluntary prepayment. From the effective date of the 2025 Revolving Facility through November 30, 2025, we have had no borrowings under the 2025 Revolving Facility.
From the borrowing date through November 30, 2025, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).

We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through November 30, 2025.
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
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of November 30, 2025.
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
During the three months ended November 30, 2024, we repaid $62.5 million under the 2022 Term Facility. The 2022 Term Facility, originally due to mature on March 1, 2025, was repaid in full during the six months ended February 28, 2025. During the three months ended November 30, 2024, we borrowed an additional $55.0 million under the 2022 Revolving Facility. The 2022 Credit Agreement was terminated on April 8, 2025, concurrent with entering into the 2025 Credit Agreement.
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
2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declines by $50.0 million on a quarterly basis beginning May 31, 2025 and matures on February 28, 2026. As of November 30, 2025, the notional amount of the 2025 Swap Agreement was $50.0 million.
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
Refer to Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report on Form 10-Q, for further discussion of our exposure to interest rate risk on our outstanding floating rate debt.

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
Uses of Liquidity
Returning Value to Stockholders
We returned $181.3 million and $88.0 million to our stockholders in the form of share repurchases and dividends during the three months ended November 30, 2025 and November 30, 2024, respectively. Over the last 12 months, we returned $553.7 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the three months ended November 30, 2025 and November 30, 2024, we repurchased 478,100 shares for $139.9 million and 104,475 shares for $48.8 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. As of November 30, 2025, $260.1 million remained available under our share repurchase program.
On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization.
Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
During the three months ended November 30, 2025 and November 30, 2024, we paid dividends of $41.4 million and $39.2 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Capital Expenditures
For the three months ended November 30, 2025, capital expenditures increased by 19.2% to $30.8 million, compared with $25.9 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software, partially offset by a decrease in purchases of network-related equipment.

Acquisitions
Our acquisitions with the most significant cash flows during fiscal 2025 through the first quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion on these acquisitions.
LiquidityBook
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of preliminary working capital adjustments. The purchase price included contingent consideration of $11.9 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones.

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
Irwin
On November 5, 2024, we completed the acquisition of Irwin for a purchase price of $120.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price included contingent consideration of $9.6 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. We finalized the purchase accounting for the Irwin acquisition during the third quarter of fiscal 2025.
Irwin is a leading investor relations and capital markets platform for public companies and their advisors. This acquisition builds on a successful partnership between FactSet and Irwin, and expands our ability to address the holistic workflow needs of investor relations professionals with an integrated, modern solution.
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025, we had total purchase obligations with suppliers and vendors of approximately $352 million. Our total purchase obligations as of August 31, 2025 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. For the three months ended November 30, 2025, we had no new material purchase obligations.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding our lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$121,284	$86,372	$34,912
Net cash provided by (used in) investing activities	4,328	(145,060)	149,388
Net cash provided by (used in) financing activities	(190,512)	(70,071)	(120,441)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,273)	(5,052)	2,779
Net increase (decrease) in cash, cash equivalents and restricted cash	$(67,173)	$(133,811)	$66,638
Operating
For the three months ended November 30, 2025, net cash provided by operating activities was $121.3 million, which included net income of $152.6 million, non-cash charges of $67.7 million and a net cash outflow of $99.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments of our annual variable compensation.
For the three months ended November 30, 2024, net cash provided by operating activities was $86.4 million, which included net income of $150.0 million, non-cash charges of $79.8 million and a net cash outflow of $143.4 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization and deferred income taxes. The change in our working capital was primarily driven by cash outflows related to payments of our annual variable compensation, payments to resolve the Sales Tax Dispute and timing of income tax and vendor payments.
Investing
For the three months ended November 30, 2025, net cash provided by investing activities was $4.3 million. The cash provided by investing activities primarily consisted of $36.1 million in proceeds from the sale of certain equity investments, partially offset by $30.8 million of capital expenditures mainly driven by the capitalization of internal-use software development costs.
For the three months ended November 30, 2024, net cash used in investing activities was $145.1 million. The cash used in investing activities primarily consisted of $115.2 million of acquisition-related consideration, mainly related to the Irwin transaction, and $25.9 million of capital expenditures driven by the capitalization of internal-use software development costs.
Financing
For the three months ended November 30, 2025, net cash used in financing activities was $190.5 million, consisting mainly of $139.9 million of share repurchases and $41.4 million of dividend payments.
For the three months ended November 30, 2024, net cash used in financing activities was $70.1 million, consisting mainly of $62.5 million related to the partial repayment of the 2022 Term Facility and $48.8 million of share repurchases, partially offset by $55.0 million of proceeds related to additional borrowings under the 2022 Revolving Facility.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Three Months Ended
	November 30,
(dollar amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$121,284	$86,372	$34,912
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(30,847)	(25,874)	(4,973)
Free cash flow	$90,437	$60,498	$29,939
Off-Balance Sheet Arrangements
As of November 30, 2025 and August 31, 2025, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our letters of credit.
As of November 30, 2025 and August 31, 2025, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the three months ended November 30, 2025 and November 30, 2024, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the second quarter of fiscal 2026 through the first quarter of fiscal 2027.
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the three months ended November 30, 2025.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. There were no significant changes in our critical accounting estimates during the three months ended November 30, 2025.
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
Foreign Currency
Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the three months ended November 30, 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of November 30, 2025, the hedge maturity periods of our outstanding foreign currency forward contracts range from the second quarter of fiscal 2026 through the first quarter of fiscal 2027. Based on the operating income for the three months ended November 30, 2025, comparing the average foreign currency exchange rates for the three months ended November 30, 2025 to the respective rates for the three months ended November 30, 2024, net of hedge activity, resulted in an increase in operating income of $0.1 million. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of November 30, 2025, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $19 million as of November 30, 2025 and decreased our operating income, excluding these forward contracts, by an estimated $12 million for three months ended November 30, 2025. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended
	November 30,
(in thousands)	2025	2024
Foreign currency translation adjustment gains (losses)	$(7,390)	$(17,619)
Cash and Cash Equivalents and Investments
Interest Rate Risk
As of November 30, 2025, we had Cash and cash equivalents of $275.4 million and Investments of $17.2 million. Our Cash and cash equivalents consist of cash and highly liquid investments including demand deposits and money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
Credit Risk
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
Debt
Interest Rate Risk
As of November 30, 2025, our outstanding floating rate debt included $375.0 million under the 2025 Credit Agreement. As of November 30, 2025, the outstanding borrowings under the 2025 Credit Agreement bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
To mitigate our exposure to interest rate volatility due to changes in SOFR, we entered into the 2025 Swap Agreement on April 24, 2025, to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. As of November 30, 2025, the notional amount of the 2025 Swap Agreement was $50.0 million and matures on February 28, 2026.

Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure as of November 30, 2025 is limited to the outstanding principal balance of our floating rate debt under our 2025 Credit Facilities in excess of the 2025 Swap Agreement. As of November 30, 2025, our interest rate exposure equals the Term SOFR applied to $325.0 million, our outstanding debt, net of our 2025 Swap Agreement. Assuming the principal balance of our outstanding floating rate debt, net of the 2025 Swap Agreement, remained at $325.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings and swap agreement as of November 30, 2025.
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
Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2025 due to a material weakness in internal control over financial reporting. This conclusion is due to a material weakness identified in the operation of certain key IT general controls. The material weakness is described below and represents a continuation of a sub-set of the control deficiencies which gave rise to the initial material weakness identified in management’s evaluation of our control environment as of August 31, 2024.
Continuation of Previously Reported Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, we had not yet fully remediated a material weakness, initially identified during the fiscal year ended August 31, 2024, in the design and operation of IT general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, gave rise to a material weakness in internal control over financial reporting. While we have made significant progress remediating those control deficiencies, there remains certain deficiencies related to program change management and monitoring and user access in connection with segregation of duties and restrictions to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Efforts
Since identifying the material weakness, management has made significant progress in enhancing the Company’s IT general controls to remediate the IT general control material weakness, however this effort remains ongoing. With the oversight of the Audit Committee of our Board of Directors, we have implemented remediation efforts to address the material weakness and enhance our IT general controls that support our revenues, accounts receivable, and deferred revenues processes. Our remediation efforts included:
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
•Management also worked with the accounting advisory firm to revise the Company’s IT Risk and Control Matrix and to re-design certain controls around manage change and manage access to address the design deficiencies identified in fiscal 2024.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Contingencies" in Note 11, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements included in Part I, Item 1., to this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.
ITEM 1A. RISK FACTORS
For a discussion of our risk factors, please see Part 1, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended November 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
September 2025	137,800	$330.86	137,800	$354,408
October 2025	181,400	$283.86	181,400	$302,915
November 2025	180,274	$269.09	158,900	$260,101
Total	499,474		478,100
(1)Includes 478,100 shares purchased under the stock repurchase program, as well as 21,374 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. As of November 30, 2025, $260.1 million remained available under our share repurchase program. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended November 30, 2025.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Third Amended and Restated Certificate of Incorporation	8-K	001-11869	3.1	12/22/2025
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: January 5, 2026	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)