Form 10-Q
period 2026-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2026-04-02
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 26, 2026 was 36,431,127.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2026
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$611,019	$570,660	$1,218,640	$1,139,327
Operating expenses
Cost of services	296,742	269,604	584,658	528,383
Selling, general and administrative	129,316	115,564	256,950	234,117
Total operating expenses	426,058	385,168	841,608	762,500

Operating income	184,961	185,492	377,032	376,827

Other income (expense), net
Interest income	891	273	1,980	2,974
Interest expense	(13,062)	(13,916)	(26,447)	(28,316)
Other income (expense), net	(11,679)	471	(1,341)	574
Total other income (expense), net	(23,850)	(13,172)	(25,808)	(24,768)

Income before income taxes	161,111	172,320	351,224	352,059

Provision for income taxes	28,055	27,460	65,588	57,177
Net income	$133,056	$144,860	$285,636	$294,882

Basic earnings per common share	$3.60	$3.81	$7.68	$7.76
Diluted earnings per common share	$3.59	$3.76	$7.65	$7.66

Basic weighted average common shares	36,927	38,015	37,168	38,010
Diluted weighted average common shares	37,063	38,510	37,339	38,513

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Net income	$133,056	$144,860	$285,636	$294,882
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	361	(406)	(2,528)	(3,595)
Post-employment benefit obligations(2)	(6,231)	—	(6,231)	—
Foreign currency translation adjustment gains (losses)	10,202	(11,926)	2,812	(29,545)
Other comprehensive income (loss)	4,332	(12,332)	(5,947)	(33,140)
Comprehensive income	$137,388	$132,528	$279,689	$261,742
(1) Presented net of a tax expense of $133 thousand and a tax benefit of $154 thousand for the three months ended February 28, 2026 and February 28, 2025, respectively. Presented net of a tax benefit of $893 thousand and $1,259 thousand for the six months ended February 28, 2026 and February 28, 2025, respectively.
(2)    Presented net of a tax benefit of $2,096 thousand for the three and six months ended February 28, 2026 related to the labor codes reform implemented by the Government of India effective November 21, 2025.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	February 28, 2026	August 31, 2025
ASSETS
Cash and cash equivalents	$268,338	$337,651
Investments	16,929	17,445
Accounts receivable, net of reserves of $12,323 at February 28, 2026 and $13,789 at August 31, 2025	320,233	270,684
Prepaid taxes	28,681	33,600
Prepaid expenses and other current assets	89,997	70,379
Total current assets	724,178	729,759
Property, equipment and leasehold improvements, net	84,427	85,203
Goodwill	1,287,221	1,284,708
Intangible assets, net	1,884,910	1,916,102
Deferred tax assets	61,495	61,226
Lease right-of-use assets, net	120,460	121,776
Other assets	57,139	105,498
TOTAL ASSETS	$4,219,830	$4,304,272
LIABILITIES
Accounts payable and accrued expenses	$149,243	$135,262
Current lease liabilities	33,575	33,145
Accrued compensation	88,479	130,596
Deferred revenues	188,722	167,852
Current taxes payable	5,607	13,041
Dividends payable	40,305	41,410
Total current liabilities	505,931	521,306
Long-term debt	1,369,216	1,368,260
Deferred tax liabilities	14,728	14,902
Taxes payable	41,387	45,095
Long-term lease liabilities	150,866	157,104
Other liabilities	8,590	11,192
TOTAL LIABILITIES	$2,090,718	$2,117,859
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 43,160,328 and 43,013,266 shares issued; 36,640,727 and 37,645,870 shares outstanding at February 28, 2026 and August 31, 2025, respectively	432	430
Additional paid-in capital	1,677,738	1,621,753
Treasury stock, at cost: 6,519,601 and 5,367,396 shares at February 28, 2026 and August 31, 2025, respectively	(2,007,132)	(1,695,429)
Retained earnings	2,527,769	2,323,407
Accumulated other comprehensive loss	(69,695)	(63,748)
TOTAL STOCKHOLDERS’ EQUITY	$2,129,112	$2,186,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,219,830	$4,304,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended
	February 28,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,636	$294,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	87,838	74,127
Amortization of lease right-of-use assets	16,185	15,177
Stock-based compensation expense	39,324	30,139
Deferred income taxes	2,381	8,763
Other, net	8,389	3,268
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(51,015)	(46,225)
Prepaid expenses and other assets	(18,997)	(3,889)
Accounts payable and accrued expenses	11,948	(61,915)
Accrued compensation	(42,241)	(21,470)
Deferred revenues	20,222	11,934
Taxes payable, net of prepaid taxes	(6,101)	(24,810)
Lease liabilities, net	(20,597)	(19,654)
Net cash provided by operating activities	332,972	260,327

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(56,844)	(49,610)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(342,461)
Purchases of investments	(1,104)	(4,208)
Proceeds from maturity or sale of investments	36,050	58,155
Net cash provided by (used in) investing activities	(21,898)	(338,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	305,000
Repayments of debt	—	(200,000)
Dividend payments	(82,379)	(78,817)
Proceeds from employee stock plans	16,663	60,344
Repurchases of common stock	(302,930)	(113,142)
Deferred acquisition consideration	(12,052)	(4,699)
Other financing activities	(5,958)	(14,228)
Net cash provided by (used in) financing activities	(386,656)	(45,542)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,299	(8,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	(74,283)	(131,387)
Cash, cash equivalents and restricted cash at beginning of period	351,695	422,979
Cash, cash equivalents and restricted cash at end of period	$277,412	$291,592

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$268,338	$278,548
Restricted cash included in Prepaid expenses and other current assets	3,202	6,522
Restricted cash included in Other assets	5,872	6,522
Total cash, cash equivalents and restricted cash	$277,412	$291,592
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended February 28, 2026

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2025	43,110,694	$431	$1,648,754	5,866,870	$(1,842,292)	$2,435,018	$(74,027)	$2,167,884
Net income	—	—	—	—	—	133,056	—	133,056
Other comprehensive income (loss)	—	—	—	—	—	—	4,332	4,332
Common stock issued for employee stock plans	44,170	1	8,117	—	—	—	—	8,118
Vesting of restricted stock	5,464	—	—	981	(263)	—	—	(263)
Excise tax on share repurchases	—	—	—	—	(1,546)	—	—	(1,546)
Repurchases of common stock	—	—	—	651,750	(163,031)	—	—	(163,031)
Stock-based compensation expense	—	—	20,867	—	—	—	—	20,867
Dividends declared	—	—	—	—	—	(40,305)	—	(40,305)
Balance as of February 28, 2026	43,160,328	$432	$1,677,738	6,519,601	$(2,007,132)	$2,527,769	$(69,695)	$2,129,112

For the Six Months Ended February 28, 2026
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2025	43,013,266	$430	$1,621,753	5,367,396	$(1,695,429)	$2,323,407	$(63,748)	$2,186,413
Net income	—	—	—	—	—	285,636	—	285,636
Other comprehensive income (loss)	—	—	—	—	—	—	(5,947)	(5,947)
Common stock issued for employee stock plans	85,161	1	16,662	—	—	—	—	16,663
Vesting of restricted stock	61,901	1	(1)	22,355	(5,958)	—	—	(5,958)
Excise tax on share repurchases	—	—	—	—	(2,815)	—	—	(2,815)
Repurchases of common stock	—	—	—	1,129,850	(302,930)	—	—	(302,930)
Stock-based compensation expense	—	—	39,324	—	—	—	—	39,324
Dividends declared	—	—	—	—	—	(81,274)	—	(81,274)
Balance as of February 28, 2026	43,160,328	$432	$1,677,738	6,519,601	$(2,007,132)	$2,527,769	$(69,695)	$2,129,112

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended February 28, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of November 30, 2024	42,830,024	$428	$1,531,278	4,780,213	$(1,438,678)	$1,998,954	$(100,421)	$1,991,561
Net income	—	—	—	—	—	144,860	—	144,860
Other comprehensive income (loss)	—	—	—	—	—	—	(12,332)	(12,332)
Common stock issued for employee stock plans	73,939	1	21,494	—	—	—	—	21,495
Vesting of restricted stock	6,125	—	—	1,777	(843)	—	—	(843)
Excise tax on share repurchases	—	—	—	—	(508)	—	—	(508)
Repurchases of common stock	—	—	—	136,714	(64,352)	—	—	(64,352)
Stock-based compensation expense	—	—	16,547	—	—	—	—	16,547
Dividends declared	—	—	—	—	—	(39,511)	—	(39,511)
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917

For the Six Months Ended February 28, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	294,882	—	294,882
Other comprehensive income (loss)	—	—	—	—	—	—	(33,140)	(33,140)
Common stock issued for employee stock plans	235,036	2	60,342	370	(170)	—	—	60,174
Vesting of restricted stock	76,137	1	(1)	30,500	(14,058)	—	—	(14,058)
Excise tax on share repurchases	—	—	—	—	(1,315)	—	—	(1,315)
Repurchases of common stock	—	—	—	241,189	(113,142)	—	—	(113,142)
Stock-based compensation expense	—	—	30,139	—	—	—	—	30,139
Dividends declared	—	—	—	—	—	(79,083)	—	(79,083)
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2026
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of February 28, 2026, we had more than 9,000 clients comprised of over 241,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.

We drive our business based on a detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data solutions, cloud-based digital solutions, and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our client service team.
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
Reclassifications
Deferred revenues, non-current were included within Other liabilities in the Consolidated Balance Sheets in the current year presentation. We conformed the comparative prior year figures to the current year presentation.
Deferred acquisition consideration, previously included within Other financing activities, was presented as a separate component of Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows in the current period presentation. We conformed the comparative figures for the six months ended February 28, 2025 to the current period presentation.

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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of February 28, 2026, our accounts receivable reserve was $12.3 million. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the six months ended February 28, 2026. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients, with one data supplier representing more than 10% of our total data costs for the six months ended February 28, 2026.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the six months ended February 28, 2026. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the six months ended February 28, 2026 that had a material impact on our Consolidated Financial Statements.

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
No other new accounting pronouncements issued or effective during the six months ended February 28, 2026 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues by delivering client access to our multi-asset class solutions powered by our platform of connected data and technology that is available over the contractual term (referred to as the "Hosted Platform"). The Hosted Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics and enterprise solutions. We also derive revenues through the CGS platform, a subscription-

based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
The majority of each of our contracts with clients, whether for the Hosted Platform or Identifier Platform services, represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of the promise to the client is to provide daily access to each of these data and analytics platforms over the associated contractual term. These platforms provide integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the products and services offered by these platforms, we apply an output time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the respective platform. We recognize revenue for the majority of these platforms in accordance with the 'as invoiced' practical expedient, because the consideration that we have the right to invoice corresponds directly with the value of our performance to date. We record revenues net of sales taxes which are subsequently remitted to taxing authorities and are excluded from the transaction price. There are no significant judgments that would impact the timing of revenue recognition.
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
The following table presents revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Americas	$399,683	$369,661	$795,859	$736,903
EMEA	149,120	143,387	298,637	287,112
Asia Pacific	62,216	57,612	124,144	115,312
Total Revenues	$611,019	$570,660	$1,218,640	$1,139,327
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2026 and August 31, 2025. We did not have any transfers between levels of fair value measurements during the six months ended February 28, 2026 and the fiscal year ended August 31, 2025.

	Fair Value Measurements as of February 28, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$33,389	$—	$—	$33,389
Mutual funds(2)	—	16,929	—	16,929
Derivative instruments(3)	—	476	—	476
Total assets measured at fair value	$33,389	$17,405	$—	$50,794

Liabilities
Derivative instruments(3)	$—	$1,115	$—	$1,115
Contingent liabilities(4)	—	—	13,080	13,080
Total liabilities measured at fair value	$—	$1,115	$13,080	$14,195

	Fair Value Measurements as of August 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$8,649	$—	$—	$8,649
Mutual funds(2)	—	17,445	—	17,445
Derivative instruments(3)	—	3,590	—	3,590
Total assets measured at fair value	$8,649	$21,035	$—	$29,684

Liabilities
Derivative instruments(3)	$—	$808	$—	$808
Contingent liabilities(4)	—	—	24,126	24,126
Total liabilities measured at fair value	$—	$808	$24,126	$24,934
(1) Our money market funds are readily convertible into cash and are reported based on their net asset value, which represents its fair value, on the last day of the reporting period. The net asset values are readily determinable and represent the prices of active trading in the market. Our money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheets.
(2) Our mutual funds' fair value is based on the fair value of the underlying investments held by the mutual funds, allocated to each share of the mutual fund using a net asset value approach. The fair value of each underlying investment is based on observable inputs, when available, or pricing from valuation agencies. Our mutual funds are included in Investments within the Consolidated Balance Sheets.
(3) Our derivative instruments consist of foreign exchange forward contracts and, when applicable, an interest rate swap agreement, refer to Note 10, Debt for more information. We utilized the income approach to measure fair value for our foreign exchange forward contracts. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. To estimate fair value for our interest rate swap agreements, we utilized a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Our derivative instruments in an asset position are included in Prepaid expenses and other current assets and those in a liability position are included in Accounts payable and accrued expenses within the Consolidated Balance Sheets.
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
The following table summarizes information on our outstanding debt as of February 28, 2026 and August 31, 2025:

		February 28, 2026		August 31, 2025
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$493,620	$500,000	$490,565
2032 Notes	Level 1	500,000	458,165	500,000	460,440
2025 Term Facility	Level 3	375,000	373,983	375,000	374,866
Total principal amount		$1,375,000	$1,325,768	$1,375,000	$1,325,871
Total unamortized discounts and debt issuance costs(1)		(5,784)		(6,740)
Total net carrying value of debt(1)		$1,369,216		$1,368,260
(1) Amounts exclude the unamortized debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
5. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2025 through the second quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin").
Liquid Holdings, LLC ("LiquidityBook")
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price included contingent consideration of $11.9 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. Refer to Note 4, Fair Value Measures, for information regarding the contingent consideration.
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

We finalized the purchase accounting for the LiquidityBook acquisition during the second quarter of fiscal 2026 and did not record any material changes to the preliminary purchase price allocation. The acquisition date fair values of major classes of assets acquired and liabilities assumed are as follows:

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
6. GOODWILL
Changes in the carrying value of goodwill by segment for the six months ended February 28, 2026 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2025	$925,752	$344,436	$14,520	$1,284,708
Foreign currency translations	543	2,096	(126)	2,513
Balance at February 28, 2026	$926,295	$346,532	$14,394	$1,287,221
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
We tested our goodwill for impairment during the fourth quarter of fiscal 2025 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. No events or circumstances were identified during the six months ended February 28, 2026 that would indicate it is more likely than not that goodwill has been impaired.

7. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amount and accumulated amortization related to our identifiable intangible assets as of February 28, 2026 and August 31, 2025:

	February 28, 2026				August 31, 2025
(in thousands, except useful life)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$175,889	$1,407,111	$1,583,000	$153,903	$1,429,097
Client relationships	11 to 26	280,556	100,708	179,848	280,065	94,365	185,700
Developed technology	3 to 5	302,944	163,922	139,022	260,154	127,669	132,485
Software technology	3 to 12	254,557	140,047	114,510	253,899	131,731	122,168
Data content	7 to 20	86,983	47,012	39,971	86,416	44,490	41,926
Trade names	5 to 10	4,930	579	4,351	4,919	326	4,593
Non-compete agreements	4	290	193	97	290	157	133
Total		$2,513,260	$628,350	$1,884,910	$2,468,743	$552,641	$1,916,102
The weighted average useful life of our intangible assets as of February 28, 2026 was 30.4 years. We review our intangible assets to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the six months ended February 28, 2026 and February 28, 2025. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Amortization expense	$37,249	$32,589	$75,001	$62,461
As of February 28, 2026, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2026 (remaining six months)	$74,054
2027	129,386
2028	104,791
2029	81,000
2030	74,425
Thereafter	1,421,254
Total	$1,884,910
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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$161,111	$172,320	$351,224	$352,059
Provision for income taxes	$28,055	$27,460	$65,588	$57,177
Effective tax rate	17.4%	15.9%	18.7%	16.2%
Our provision for income taxes for interim periods is calculated by applying an estimate of our annual effective tax rate to our quarter and year-to-date results, adjusted for discrete items recorded in the period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pretax income (or loss) for the year, projections of the proportion of pretax income (or loss) attributable to, and subject to tax in, foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets, then adjusted for any discrete items. On a quarterly basis, we update the estimate of our annual effective tax rate as new events occur, assumptions change, or additional information is obtained.
Our effective tax rate for the three months ended February 28, 2026 and February 28, 2025 was 17.4% and 15.9%, respectively. The increase was primarily due to the limitation on the deductibility of executive compensation and lower excess tax benefits from stock-based compensation, partially offset by a favorable resolution of uncertain tax positions in the U.S.
Our effective tax rate for the six months ended February 28, 2026 and February 28, 2025 was 18.7% and 16.2%, respectively. The increase was primarily due to a stock-based compensation tax shortfall for the six months ended February 28, 2026, compared to an excess tax benefit for the prior year period.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate ("U.S. tax rate") primarily due to the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, and a foreign derived intangible income ("FDII") tax deduction, partially offset by the impact of state income taxes. In addition, our effective tax rate was lower than the U.S. tax rate for the three months ended February 28, 2026 due to a favorable resolution of uncertain tax positions in the U.S., and for the three and six months ended February 28, 2025 due to excess tax benefits from stock-based compensation.

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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the expansion of bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions taking effect in fiscal 2025 and others phased in through fiscal 2027. The Act did not have a material impact on our Consolidated Financial Statements as of and for the three and six months ended February 28, 2026.

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
As of February 28, 2026, we recognized $120.5 million of Lease ROU assets, net and $184.4 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just over 10 years. Our lease agreements may include options to extend or terminate the lease, which would be included in the measurement of our lease term if it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of February 28, 2026:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2026 (remaining six months)	$20,551
2027	41,505
2028	37,186
2029	31,656
2030	26,529
Thereafter	56,097
Total minimum lease payments	$213,524
Less: Imputed interest	29,083
Total lease liabilities	$184,441
The following table includes components of our occupancy costs:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Operating lease costs(1)	$8,188	$7,606	$16,185	$15,178
Variable lease costs(2)	$4,369	$4,777	$9,190	$9,665
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of February 28, 2026	As of August 31, 2025
Weighted average remaining lease term (in years)	6.3	6.1
Weighted average discount rate (IBR)	4.9%	4.7%

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended
	February 28,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$19,893	$19,645
Lease ROU assets obtained in exchange for lease liabilities(1)	$17,069	$4,213
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(5,529)
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
10. DEBT
We have not elected the fair value option and report our debt at amortized cost. Our debt obligations as of February 28, 2026 and August 31, 2025 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	February 28, 2026	August 31, 2025
2025 Term Facility	4/8/2025	4/8/2028	$375,000	$375,000
2027 Notes	3/1/2022	3/1/2027	500,000	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(1)			(5,784)	(6,740)
Long-term debt(1)			$1,369,216	$1,368,260
(1)Amounts exclude the unamortized debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
As of February 28, 2026, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2026 (remaining six months)	$—
2027	500,000
2028	375,000
2029	—
2030	—
Thereafter	500,000
Total	$1,375,000
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

The 2025 Term Facility is subject to scheduled quarterly principal payments, commencing on August 31, 2025, with each quarterly principal payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any other mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled quarterly principal payments in direct order of maturity. We have satisfied all scheduled quarterly principal payments through maturity.
As of February 28, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and there were no borrowings under the 2025 Revolving Facility.
From the borrowing date through February 28, 2026, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through February 28, 2026.
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
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of February 28, 2026.
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
Interest Rate Swap Agreements
We may leverage interest rate swap agreements to manage our floating interest rate exposure with a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges at inception.
2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declined by $50.0 million on a quarterly basis beginning May 31, 2025. The 2025 Swap Agreement matured on February 28, 2026.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Interest expense on outstanding debt(1)	$13,035	$13,899	$26,404	$28,266
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

Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025, we had total purchase obligations with suppliers and vendors of approximately $352 million. Our total purchase obligations as of August 31, 2025 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. During the second quarter of fiscal 2026, we entered into a multi-year contract renewal with a supplier, resulting in total purchase commitments of approximately $62.5 million.
We also have contractual obligations related to our lease liabilities and outstanding debt, refer to Note 9, Leases and Note 10, Debt, respectively, for more information.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Our 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. We had $0.7 million of standby letters of credit outstanding as of February 28, 2026 and August 31, 2025. No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Refer to Note 10, Debt, for information regarding the 2025 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available as of February 28, 2026, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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

12. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended				Six Months Ended
	February 28,				February 28,
(in thousands, except share data)	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock under the share repurchase program(1)	651,750	$163,031	136,714	$64,352	1,129,850	$302,930	241,189	$113,142
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	981	$263	1,777	$843	22,355	$5,958	30,870	$14,228
(1) In addition, we are subject to a 1% excise tax on corporate stock repurchases required under the Inflation Reduction Act of 2022 of $1.5 million and $0.5 million for three months ended February 28, 2026 and 2025, respectively, and $2.8 million and $1.3 million for the six months ended February 28, 2026 and 2025, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program.
On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of February 28, 2026, $697.1 million remained available under our share repurchase program.
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
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the six months ended February 28, 2026 and February 28, 2025.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2026
First Quarter	$1.10	November 28, 2025	$40,969	December 18, 2025
Second Quarter	$1.10	February 27, 2026	$40,305	March 19, 2026
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	$39,511	March 20, 2025

Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss ("AOCL") as of February 28, 2026 and August 31, 2025 were as follows:

(in thousands)	February 28, 2026	August 31, 2025
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(385)	$2,143
Accumulated post-employment benefit obligations, net of tax	(6,231)	—
Accumulated foreign currency translation adjustments	(63,079)	(65,891)
Total AOCL	$(69,695)	$(63,748)
13. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.
The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$133,056	$144,860	$285,636	$294,882
Denominator
Weighted average common shares used in the calculation of Basic EPS	36,927	38,015	37,168	38,010
Common stock equivalents associated with stock-based compensation plans	136	495	171	503
Shares used in the calculation of Diluted EPS	37,063	38,510	37,339	38,513
Basic EPS	$3.60	$3.81	$7.68	$7.76
Diluted EPS	$3.59	$3.76	$7.65	$7.66
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Stock options and stock options with performance conditions	1,603	670	1,504	695
Restricted stock units and performance share units	262	93	263	96
14. STOCK-BASED COMPENSATION
Our shareholders approved the FactSet Research Systems, Inc. 2025 Omnibus Incentive Plan (the "Omnibus Plan") on December 18, 2025. The Omnibus Plan replaced both the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated and the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated.

On September 1, 2025, the FactSet Research Systems Inc. 2025 Employee Stock Purchase Plan replaced the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated.
Our stock-based compensation expense consists of: (i) stock options, (ii) restricted stock units ("RSUs"), (iii) performance share units ("PSUs"), (iv) stock options with performance conditions ("PSOs") issued to our Chief Executive Officer ("CEO"), and (v) common stock purchased by eligible employees under our employee stock purchase plan ("ESPP").
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the periods presented:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$20,867	$16,547	$39,324	$30,139
There were no stock-based compensation costs capitalized in any periods presented. As of February 28, 2026, $188.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 2.9 years.
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
Employee Stock Option Awards
The following table presents the employee stock options granted for the six months ended February 28, 2026 and February 28, 2025:

	Six Months Ended
	February 28,
	2026			2025
	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average exercise price	Weighted average grant date fair value
Stock options granted(1)	213,811	$264.57	$75.34	203,114	$459.17	$133.21
CEO performance stock option grant(2)	297,902	$295.63	$73.85	—	$—	$—
Total stock option awards granted	511,713			203,114
(1) Our annual grant of employee stock options during the first quarter of each fiscal year makes up the majority of our employee stock options granted in each fiscal year. The annual grant on November 3, 2025 of 213,811 stock options vest 25% annually on the anniversary date of the grant and fully vest after four years. The annual grant on November 1, 2024 of 200,693 stock options vest 20% annually on the anniversary date of the grant and fully vest after five years.
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
We used the lattice model and Monte Carlo model to estimate the grant date fair value of the November 3, 2025 annual employee stock option grant and the September 22, 2025 CEO PSO grant, respectively. The following table presents the grant information and model assumptions:

	Annual Employee Stock Option Grant	CEO PSO Grant
Employee Grant Details	November 3, 2025	September 22, 2025
Stock options granted	213,811	297,902
Estimated fair value	$75.34	$73.85
Exercise price	$264.57	$295.63
Assumptions
Risk-free interest rate	3.61% - 4.16%	4.08%
Expected volatility	27.57%	24.72%
Dividend yield	1.32%	0.90%
Expected life (years)	6.33	5.00
Employee Restricted Stock Awards
Our annual grant of employee Restricted Stock Awards during the first quarter of each fiscal year makes up the majority of our employee Restricted Stock Awards granted in each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest. For unvested Restricted Stock Awards, holders are not entitled to dividends declared on the underlying shares. In accordance with the Omnibus Plan, Restricted Stock Awards granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.

The following table presents the employee Restricted Stock Awards granted or earned during the six months ended February 28, 2026 and February 28, 2025:

	Six Months Ended
	February 28,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs granted(1)	237,559	$260.77	80,416	$447.55
PSUs granted(2)	65,717	$258.46	34,479	$446.59
Performance adjustment - PSUs(3)	—	$—	7,364	$424.01
Total Restricted Stock Awards	303,276		122,259
(1) RSUs granted during the six months ended February 28, 2026 include the annual employee grant on November 3, 2025 of 169,049 RSUs, and a one-time grant to our CEO on September 22, 2025 of 58,332 RSUs pursuant to the terms of his employment agreement. Both grants vest 25% annually on the anniversary date of the grant and fully vest after four years. RSUs granted during the six months ended February 28, 2025 include the annual employee grant on November 1, 2024 of 76,448 RSUs which vest 20% annually on the anniversary date of the grant and fully vest after five years.
(2) PSUs granted during the six months ended February 28, 2026 include the annual employee grant on November 3, 2025 of 43,281 PSUs, and a one-time grant to our CEO on October 1, 2025 of 22,436 PSUs pursuant to the terms of his employment agreement. PSUs granted during the six months ended February 28, 2025 include the annual employee grant on November 1, 2024 of 33,756 PSUs. Each grant cliff vests on the third anniversary of the grant date, subject to the achievement of certain performance metrics, with an achievement range from 0% to 200%. The ultimate number of common shares that may be earned pursuant to the PSU awards depends on the level of achievement of the specified performance levels.
(3) Additional PSUs were earned during the first quarter of fiscal 2025 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021.
Stock-based Awards Available for Grant
The Omnibus Plan authorized an additional 1.8 million shares available for grant. As of February 28, 2026, we had 4.1 million shares available for future awards to employees and non-employee directors.
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

The following tables reflect the results of operations of our segments:

(in thousands)
For the three months ended February 28, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$399,683	$149,120	$62,216	$611,019
Operating expenses(1)	325,482	82,878	17,698	426,058
Operating income	$74,201	$66,242	$44,518	$184,961
Total other income (expense), net				(23,850)
Income before income taxes				$161,111

Other segment disclosures
Depreciation and amortization	$39,320	$2,315	$2,055	$43,690
Stock-based compensation	$16,732	$2,776	$1,359	$20,867
Capital expenditures(2)	$22,697	$2,251	$1,049	$25,997

For the three months ended February 28, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$369,661	$143,387	$57,612	$570,660
Operating expenses(1)	296,534	72,819	15,815	385,168
Operating income	$73,127	$70,568	$41,797	$185,492
Total other income (expense), net				(13,172)
Income before income taxes				$172,320

Other segment disclosures
Depreciation and amortization	$34,775	$1,746	$1,889	$38,410
Stock-based compensation	$12,917	$2,438	$1,192	$16,547
Capital expenditures(2)	$22,074	$117	$1,545	$23,736

For the six months ended February 28, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$795,859	$298,637	$124,144	$1,218,640
Operating expenses(1)	643,125	164,241	34,242	841,608
Operating income	$152,734	$134,396	$89,902	$377,032
Total other income (expense), net				(25,808)
Income before income taxes				$351,224

Other segment disclosures
Depreciation and amortization	$79,087	$4,600	$4,151	$87,838
Stock-based compensation	$31,497	$5,235	$2,592	$39,324
Capital expenditures(2)	$46,438	$7,452	$2,954	$56,844

For the six months ended February 28, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$736,903	$287,112	$115,312	$1,139,327
Operating expenses(1)	581,978	147,506	33,016	762,500
Operating income	$154,925	$139,606	$82,296	$376,827
Total other income (expense), net				(24,768)
Income before income taxes				$352,059

Other segment disclosures

Depreciation and amortization	$66,706	$3,677	$3,744	$74,127
Stock-based compensation	$23,334	$4,527	$2,278	$30,139
Capital expenditures(2)	$47,028	$492	$2,090	$49,610
(1) Operating expenses consist of Cost of services and SG&A costs.
(2) Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of February 28, 2026 and August 31, 2025:

(in thousands)	February 28, 2026	August 31, 2025
Americas	$3,501,897	$3,523,467
EMEA	548,254	610,364
Asia Pacific	169,679	170,441
Total assets	$4,219,830	$4,304,272

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
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of February 28, 2026, we had more than 9,000 clients comprised of over 241,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
We drive our business based on a detailed understanding of our clients' workflows, which helps us to solve their most complex challenges. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research investment ideas and analyze, monitor and manage their portfolios. Our solutions span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. We provide open and flexible technology offerings, including a configurable desktop and mobile platform, comprehensive data solutions, cloud-based digital solutions, and application programming interfaces ("APIs"). AI is embedded across these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. The CUSIP Global Services ("CGS") business supports security master files relied on by the investment industry for critical front, middle and back-office functions. All of our platforms and solutions are supported by our client service team.
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
Fiscal 2026 Second Quarter in Review
Revenues in the second quarter of fiscal 2026 were $611.0 million, an increase of 7.1% from the comparable prior year period. The growth in revenues was driven by a 6.8% increase in organic revenues and a net increase of 0.3% from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was primarily from workstations, data solutions, and portfolio management and trading solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for the definition of organic revenues and a reconciliation between revenues and organic revenues.
As of February 28, 2026, organic annual subscription value ("Organic ASV") totaled $2,449.1 million, an increase of 6.7% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was mainly driven by data solutions and workstations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definition of Organic ASV.
Operating margin was 30.3% for the second quarter of fiscal 2026, compared to 32.5% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily driven by higher employee compensation costs, partially offset by growth in revenues and a decrease in professional fees.

Net income for the second quarter of fiscal 2026 was $133.1 million, a decrease of 8.1% from the prior year period. Diluted earnings per common share ("Diluted EPS") was $3.59 for the second quarter of fiscal 2026, a decrease of 4.5% compared with the prior year period. These decreases were driven by higher operating expenses and an impairment charge within Other assets, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by lower diluted weighted average common shares outstanding.
We returned $204.0 million to our stockholders in the form of share repurchases and dividends during the three months ended February 28, 2026.
As of February 28, 2026, our client and user count was 9,101 and 241,352, respectively. Our employee headcount was 12,840 as of February 28, 2026, up 1.9% compared to the prior year. This increase was driven by net headcount growth of 2.3% in Asia Pacific, 1.1% in the Americas and 1.0% in EMEA.
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
Organic ASV
The following table presents the calculation of Organic ASV as of February 28, 2026. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of February 28, 2026
ASV	$2,450.2
Impact from foreign currency movements	(1.1)
Organic ASV	$2,449.1
Organic ASV annual growth rate(1)	6.7%
(1)For comparability purposes, in calculating the organic ASV annual growth rate, the prior year excludes ASV from dispositions completed in the last 12 months.
Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was primarily driven by data solutions and workstations. This increase is derived from higher net sales to existing clients and, to a lesser extent, sales to new clients.
Segment ASV
As of February 28, 2026, ASV from the Americas represented 66% of total ASV and was $1,605.9 million, an increase from $1,501.1 million as of February 28, 2025. Americas Organic ASV was $1,605.8 million as of February 28, 2026, a 7.0% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by workstations and data solutions.
As of February 28, 2026, ASV from EMEA represented 24% of total ASV and was $595.2 million, an increase from $571.3 million as of February 28, 2025. EMEA Organic ASV was $594.2 million as of February 28, 2026, a 4.3% increase from the prior year. The EMEA Organic ASV increase was mainly from data solutions and workstations.
As of February 28, 2026, ASV from Asia Pacific represented 10% of total ASV and was $249.1 million, an increase from $233.7 million as of February 28, 2025. Asia Pacific Organic ASV was $249.1 million as of February 28, 2026, a 10.0% increase from the prior year. The Asia Pacific Organic ASV increase was primarily driven by data solutions, workstations and middle office solutions.

Client and User Additions
The table below presents our total clients and users:

	As of February 28,
	2026	2025	Change
Clients(1)	9,101	8,645	5.3%
Users	241,352	219,141	10.1%
(1)The client count includes clients with ASV of $10,000 and above.
Client count increased mainly due to corporate and wealth management clients and user count increased primarily due to wealth management users.
Annual ASV retention was greater than 95% of ASV as of February 28, 2026 and February 28, 2025. When expressed as a percentage of clients, annual retention was 91% as of February 28, 2026 and February 28, 2025.
Employee Headcount
As of February 28, 2026, our net employee headcount increased by 1.9% to 12,840, compared with 12,598 employees as of February 28, 2025. This net headcount growth was primarily driven by our continued investment in our centers of excellence ("COEs"), through an increase in employees based in India.
As of February 28, 2026, compared to February 28, 2025, our net headcount growth was 2.3% in Asia Pacific, 1.1% in the Americas,and 1.0% in EMEA. As of February 28, 2026, we had 8,883 employees located in Asia Pacific, 2,501 in the Americas and 1,456 in EMEA. Approximately 68% of our employees are located in our COEs.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2026 and February 28, 2025, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods presented:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(in thousands, except per share data)	2026	2025		2026	2025
Revenues	$611,019	$570,660	7.1%	$1,218,640	$1,139,327	7.0%
Cost of services	296,742	269,604	10.1%	584,658	528,383	10.7%
Selling, general and administrative	129,316	115,564	11.9%	256,950	234,117	9.8%
Operating income	$184,961	$185,492	(0.3)%	$377,032	$376,827	0.1%

Net income	$133,056	$144,860	(8.1)%	$285,636	$294,882	(3.1)%
Diluted weighted average common shares	37,063	38,510		37,339	38,513
Diluted EPS	$3.59	$3.76	(4.5)%	$7.65	$7.66	(0.1)%

Revenues
Three months ended February 28, 2026 compared with three months ended February 28, 2025
The growth in revenues of 7.1% was driven by a 6.8% increase in organic revenues, which totaled $606.2 million for the three months ended February 28, 2026, and a net increase of 0.3% from foreign currency exchange rate fluctuations. Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was primarily driven by workstations, data solutions, and portfolio management and trading solutions.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
The growth in revenues of 7.0% was driven by a 6.4% increase in organic revenues, which totaled $1,206.2 million for the six months ended February 28, 2026, a 0.3% increase from acquisition revenues, net of a decrease in revenues from the disposition of a business at the end of the prior fiscal year, and a 0.3% net increase from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was mainly from workstations, data solutions, and portfolio management and trading solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Americas	$399,683	$369,661	8.1%	$795,859	$736,903	8.0%
% of revenues	65.4%	64.8%		65.3%	64.7%
EMEA	$149,120	$143,387	4.0%	$298,637	$287,112	4.0%
% of revenues	24.4%	25.1%		24.5%	25.2%
Asia Pacific	$62,216	$57,612	8.0%	$124,144	$115,312	7.7%
% of revenues	10.2%	10.1%		10.2%	10.1%
Consolidated	$611,019	$570,660	7.1%	$1,218,640	$1,139,327	7.0%
Three months ended February 28, 2026 compared with three months ended February 28, 2025
Americas
The growth in revenues of 8.1% was driven by a 7.4% increase in organic revenues and a 0.7% increase from acquisition revenues, net of a decrease in revenues from the disposition of a business at the end of the prior fiscal year. The increase in revenues was driven by workstations, data solutions, and portfolio management and trading solutions.
EMEA
The growth in revenues of 4.0% was driven by a 4.0% increase in organic revenues and a 1.0% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.0% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues. The increase in revenues was mainly from data solutions and workstations, partially offset by a decrease in revenues due to the disposition.
Asia Pacific
The growth in revenues of 8.0% was driven by a 9.7% increase in organic revenues, partially offset by a 1.6% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues, and a 0.1% net decrease from foreign currency exchange rate fluctuations. The increase in revenues was driven by data solutions, workstations and middle office solutions, partially offset by a decrease in revenues due to the disposition.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
Americas
The growth in revenues of 8.0% was driven by a 6.9% increase in organic revenues and a 1.1% increase from acquisition revenues, net of a decrease in revenues from the disposition of a business at the end of the prior fiscal year. The increase in revenues was driven by workstations, data solutions, and portfolio management and trading solutions.
EMEA
The growth in revenues of 4.0% was driven by a 4.0% increase in organic revenues and a 0.8% net increase from foreign currency exchange rate fluctuations, partially offset by a 0.8% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues. The increase in revenues was mainly from data solutions and workstations, partially offset by a decrease in revenues due to the disposition.
Asia Pacific
The growth in revenues of 7.7% was driven by a 9.0% increase in organic revenues and a 0.1% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.4% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues. The increase in revenues was driven by data solutions and workstations, partially offset by a decrease in revenues due to the disposition.
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

The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Six Months Ended
	February 28,			February 28,		% Change
(dollar amounts in thousands)	2026	2025	% Change	2026	2025
Cost of services	$296,742	$269,604	10.1%	$584,658	$528,383	10.7%
SG&A	129,316	115,564	11.9%	256,950	234,117	9.8%
Total operating expenses	$426,058	$385,168	10.6%	$841,608	$762,500	10.4%

Operating income	$184,961	$185,492	(0.3)%	$377,032	$376,827	0.1%
Operating margin	30.3%	32.5%		30.9%	33.1%
Cost of Services
Three months ended February 28, 2026 compared with three months ended February 28, 2025
The increase in Cost of services was primarily due to higher employee compensation costs and, to a lesser extent, an increase in technology-related expenses and amortization of intangible assets.
Cost of services, when expressed as a percentage of revenues, was 48.6% for the three months ended February 28, 2026, an increase of 130 basis points compared with the same period a year ago. This increase was primarily due to higher employee compensation costs, technology-related expenses and amortization of intangible assets.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 50 basis points, primarily due to higher annual base salaries driven by annual merit increases and higher benefit costs related to the labor codes reform implemented by the Government of India effective November 21, 2025 ("India Labor Codes Reform").
•Technology-related expenses increased by 40 basis points, primarily driven by higher spend in cloud-based hosting services.
•Amortization of intangible assets increased by 40 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
The increase in Cost of services was primarily due to higher employee compensation costs and, to a lesser extent, an increase in amortization of intangible assets and technology-related expenses.

Cost of services, when expressed as a percentage of revenues, was 48.0% for the six months ended February 28, 2026, an increase of 160 basis points compared with the same period a year ago. This increase was primarily driven by higher amortization of intangible assets and technology-related expenses.

When expressed as a percentage of revenues:
•Amortization of intangible assets increased by 70 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased by 60 basis points, primarily driven by higher spend in cloud-based hosting services.
Selling, General and Administrative
Three months ended February 28, 2026 compared with three months ended February 28, 2025
The increase in SG&A was primarily attributable to higher employee compensation costs. SG&A, when expressed as a percentage of revenues, was 21.2% for the three months ended February 28, 2026, an increase of 90 basis points compared with the same period a year ago. The increase was primarily driven by higher employee compensation costs, partially offset by a decrease in professional fees and a benefit from the net settlement of our foreign currency forward contracts.

When expressed as a percentage of revenues:
•Employee compensation costs increased by 160 basis points, primarily due to higher variable compensation costs, annual base salaries and an increase in stock-based compensation expense. Variable compensation costs increased mainly due to a higher bonus accrual. In addition, variable compensation costs and stock-based compensation expense increased due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our Chief Executive Officer ("CEO") pursuant to the terms of his employment agreement. The increase in annual base salaries was primarily driven by annual merit increases.
•Professional fees decreased by 60 basis points, mainly due to acquisition-related costs recorded in the prior year period.
•SG&A decreased by 40 basis points due to a benefit from the net settlement of foreign currency forward contracts.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
The increase in SG&A was primarily driven by higher employee compensation costs. SG&A, when expressed as a percentage of revenues, was 21.1% for the six months ended February 28, 2026, an increase of 50 basis points compared with the same period a year ago. This increase was primarily driven by higher employee compensation costs, partially offset by a decrease in professional fees, a benefit from the net settlement of our foreign currency forward contracts and charges related to the Sales Tax Dispute recorded in the prior year period. Refer to Part I, Item 1. Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information on the Sales Tax Dispute.

When expressed as a percentage of revenues:
•Employee compensation costs increased by 140 basis points, mainly due to higher variable compensation costs, stock-based compensation expense and annual base salaries. Variable compensation costs and stock-based compensation expense increased mainly due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased due to a higher bonus accrual. The increase in annual base salaries was primarily driven by annual merit increases.
•Professional fees decreased by 50 basis points, mainly due to acquisition-related costs recorded in the prior year period.
•SG&A decreased by 50 basis points due to a benefit from the net settlement of foreign currency forward contracts and charges related to the Sales Tax Dispute recorded in the prior year period.
Operating Income and Operating Margin
Three months ended February 28, 2026 compared with three months ended February 28, 2025
Operating income decreased 0.3% to $185.0 million for the three months ended February 28, 2026, compared with $185.5 million in the prior year period. This decrease was primarily driven by higher employee compensation costs and an increase in other expenses included in Cost of services, partially offset by growth in revenues.
Operating margin decreased to 30.3% for the three months ended February 28, 2026, compared with 32.5% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily driven by higher employee compensation costs, partially offset by growth in revenues and a decrease in professional fees.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
Operating income increased 0.1% to $377.0 million for the six months ended February 28, 2026, compared with $376.8 million in the prior year period. This increase was primarily driven by growth in revenues, partially offset by higher employee compensation costs, amortization of intangible assets and technology-related expenses.
Operating margin decreased to 30.9% for the six months ended February 28, 2026, compared with 33.1% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily due to higher employee compensation costs, amortization of intangible assets and technology-related expenses, partially offset by growth in revenues.

Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Americas	$74,201	$73,127	1.5%	$152,734	$154,925	(1.4)%
EMEA	66,242	70,568	(6.1)%	134,396	139,606	(3.7)%
Asia Pacific	44,518	41,797	6.5%	89,902	82,296	9.2%
Total Operating Income	$184,961	$185,492	(0.3)%	$377,032	$376,827	0.1%
Three months ended February 28, 2026 compared with three months ended February 28, 2025
Americas
Americas operating income increased primarily due to growth in revenues of 8.1%, partially offset by higher employee compensation costs and, to a lesser extent, an increase in technology-related expenses and amortization of intangible assets.
•Employee compensation costs increased primarily due to higher variable compensation costs, stock-based compensation expense, and an increase in annual base salaries. Variable compensation costs increased mainly due to a higher bonus accrual. In addition, variable compensation costs and stock-based compensation expense increased due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. The increase in annual base salaries was primarily driven by annual merit increases.
•Technology-related expenses increased mainly due to higher spend in cloud-based hosting services.
•Amortization of intangible assets increased primarily due to higher amortization from our capitalized internal-use software development costs.
EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.0%. Employee compensation costs increased mainly due to higher annual base salaries, primarily driven by annual merit increases.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 8.0%, partially offset by higher employee compensation costs. Employee compensation costs were higher primarily due to an increase in benefit costs related to the India Labor Codes Reform and higher annual base salaries, driven by annual merit increases.
Six months ended February 28, 2026 compared with six months ended February 28, 2025
Americas
Americas operating income decreased primarily due to higher employee compensation costs and, to a lesser extent, an increase in amortization of intangible assets and technology-related expenses, partially offset by growth in revenues of 8.0%.
•Employee compensation costs increased primarily due to higher variable compensation costs, stock-based compensation expense and an increase in annual base salaries. Variable compensation costs and stock-based compensation expense increased mainly due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased due to a higher bonus accrual. The increase in annual base salaries was primarily driven by annual merit increases.

•Amortization of intangible assets increased mainly due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased mainly due to higher spend in cloud-based hosting services.
EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.0%. Employee compensation costs increased primarily due to an increase in annual base salaries driven by annual merit increases.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 7.7%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries, driven by annual merit increases, and higher benefit costs related to the India Labor Codes Reform.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(dollar amounts in thousands)	2026	2025	% Change	2026	2025	% Change
Income before income taxes	$161,111	$172,320	(6.5)%	$351,224	$352,059	(0.2)%
Provision for income taxes	$28,055	$27,460	2.2%	$65,588	$57,177	14.7%
Effective tax rate	17.4%	15.9%		18.7%	16.2%
We are subject to taxation in the United States ("U.S.") and various state, local and foreign jurisdictions in which we conduct our business. Our effective tax rate will vary based on, among other factors, changes in levels of foreign income, as well as other non-recurring events.
Our provision for income taxes for interim periods is calculated by applying an estimate of our annual effective tax rate to our quarter and year-to-date results, adjusted for discrete items recorded in the period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pretax income (or loss) for the year, projections of the proportion of pretax income (or loss) attributable to, and subject to tax in, foreign jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets, then adjusted for any discrete items. On a quarterly basis, we update the estimate of our annual effective tax rate as new events occur, assumptions change, or additional information is obtained.
Our effective tax rate for the three months ended February 28, 2026 and February 28, 2025 was 17.4% and 15.9%, respectively. The increase was primarily due to the limitation on the deductibility of executive compensation and lower excess tax benefits from stock-based compensation, partially offset by a favorable resolution of uncertain tax positions in the U.S.
Our effective tax rate for the six months ended February 28, 2026 and February 28, 2025 was 18.7% and 16.2%, respectively. The increase was primarily due to a stock-based compensation tax shortfall for the six months ended February 28, 2026, compared to an excess tax benefit for the prior year period.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate ("U.S. tax rate") primarily due to the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, and a foreign derived intangible income ("FDII") tax deduction, partially offset by the impact of state income taxes. In addition, our effective tax rate was lower than the U.S. tax rate for the three months ended February 28, 2026 due to a favorable resolution of uncertain tax positions in the U.S., and for the three and six months ended February 28, 2025 due to excess tax benefits from stock-based compensation.

Net Income and Diluted EPS

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
Net income	$133,056	$144,860	(8.1)%	$285,636	$294,882	(3.1)%
Diluted weighted average common shares	37,063	38,510	(3.8)%	37,339	38,513	(3.0)%
Diluted EPS	$3.59	$3.76	(4.5)%	$7.65	$7.66	(0.1)%
The decrease in Net income and Diluted EPS for the three months ended February 28, 2026, compared to the prior year period, was mainly driven by higher operating expenses and an impairment charge within Other assets, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by lower diluted weighted average common shares outstanding.
The decrease in Net income and Diluted EPS for the six months ended February 28, 2026, compared to the respective prior year period, was primarily driven by higher operating expenses and an increase in the provision for income taxes, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by lower diluted weighted average common shares outstanding.
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
Organic revenues excludes the current year impact of revenues from acquisitions and dispositions completed within the past 12 months ("Acquisition revenues" and "Disposition revenues", respectively) and the current year impact from changes in foreign currency. In addition, for year to date comparisons, organic revenues excludes current year revenues that were earned prior to the first anniversary date of the acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended			Six Months Ended
	February 28,		% Change	February 28,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Revenues	$611,019	$570,660	7.1%	$1,218,640	$1,139,327	7.0%
Acquisition revenues	(3,392)	—		(10,066)	—
Disposition revenues	—	(3,117)		—	(5,767)
Currency impact	(1,451)	—		(2,369)	—
Organic revenues	$606,176	$567,543	6.8%	$1,206,205	$1,133,560	6.4%

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

	Three Months Ended			Six Months Ended
	February 28,			February 28,
(in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
Operating income	$184,961	$185,492	(0.3)%	$377,032	$376,827	0.1%
Intangible asset amortization	19,179	18,137		38,349	34,718
CEO compensation costs(1)	3,944	—		10,634	—
India Labor Codes Reform	2,883	—		2,883	—
Business disposition, acquisitions and related costs	2,043	9,040		4,706	12,793
Asset impairment	887	—		887	—
Sales tax dispute(2)	—	—		—	2,398
Restructuring/severance	171	—		(328)	(317)
Adjusted operating income	$214,068	$212,669	0.7%	$434,163	$426,419	1.8%
Operating margin	30.3%	32.5%		30.9%	33.1%
Adjusted operating margin(3)	35.0%	37.3%		35.6%	37.4%
Net income	$133,056	$144,860	(8.1)%	$285,636	$294,882	(3.1)%
Intangible asset amortization	15,121	13,425		30,428	25,815
Impairment within Other assets(4)	10,249	—		10,315	—
CEO compensation costs(1)	3,109	—		8,438	—
India Labor Codes Reform	2,273	—		2,288	—
Business disposition, acquisitions and related costs	1,611	6,691		3,734	9,512
Asset impairment	699	—		704	—
Sales Tax Dispute(2)	—	—		—	1,783
Gain on sale of investments	—	—		(5,160)	—
Restructuring/severance	135	—		(261)	(236)
Non-operating income from business disposition	(130)	—		(428)	—
Income tax items	(852)	—		(852)	1,351
Adjusted net income(5)	$165,271	$164,976	0.2%	$334,842	$333,107	0.5%
Net income	$133,056	$144,860	(8.1)%	$285,636	$294,882	(3.1)%
Interest expense	13,062	13,916		26,447	28,316
Income taxes	28,055	27,460		65,588	57,177
Depreciation and amortization expense	43,690	38,410		87,838	74,127
EBITDA	$217,863	$224,646	(3.0)%	$465,509	$454,502	2.4%
Non-recurring non-cash expenses(6)	15,331	—		16,521	—
Adjusted EBITDA	$233,194	$224,646	3.8%	$482,030	$454,502	6.1%
Diluted EPS	$3.59	$3.76	(4.5)%	$7.65	$7.66	(0.1)%
Intangible asset amortization	0.41	0.35		0.81	0.66
Impairment within Other assets(4)	0.28	—		0.28	—
CEO compensation costs(1)	0.08	—		0.23	—
India Labor Codes Reform	0.06	—		0.06	—
Business disposition, acquisitions and related costs	0.04	0.17		0.10	0.25
Asset impairment	0.02	—		0.02	—

Gain on sale of investments	—	—		(0.14)	—
Restructuring/severance	0.00	—		(0.01)	(0.01)
Sales Tax Dispute(2)	—	—		—	0.05
Non-operating income from business disposition	0.00	—		(0.01)	—
Income tax items	(0.02)	—		(0.02)	0.04
Adjusted Diluted EPS(5)	$4.46	$4.28	4.2%	$8.97	$8.65	3.7%
Weighted average common shares (diluted)	37,063	38,510		37,339	38,513

(1)Related to the recognition of one-time make-whole cash and equity awards issued to our CEO, with the majority of the awards recognized over their respective service periods.
(2)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q, for further discussion on this matter.
(3)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(4)Related to the impairment of an equity investment.
(5)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended February 28, 2026 and February 28, 2025 were taxed at an adjusted tax rate of 21.2% and 26.0%, respectively. The six months ended February 28, 2026 and February 28, 2025, were taxed at an adjusted tax rate of 20.7% and 25.6%, respectively.
(6)Primarily related to the impairment of an equity investment.

Liquidity and Capital Resources
As of February 28, 2026, Cash and cash equivalents were $268.3 million and restricted cash was $9.1 million, compared with Cash and cash equivalents of $337.7 million and restricted cash of $14.0 million as of August 31, 2025. Refer to Summary of Cash Flows, within this section below, for more information on cash flows during the six months ended February 28, 2026 and February 28, 2025.
Our cash and cash equivalents as of February 28, 2026 are held in numerous locations throughout the world, with $115.7 million in EMEA (with the largest balance held in the UK), $90.0 million in the Americas (with the largest balance held in the U.S.) and the remaining $62.6 million in Asia Pacific (with the largest balances held in the Philippines and India).
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
Sources of Liquidity
Debt and Swap Agreements
In addition to the discussion below, refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings and swap agreements.
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
The 2025 Term Facility is subject to scheduled quarterly principal payments, commencing on August 31, 2025, with each quarterly principal payment equal to 1.25% of the original principal amount of the 2025 Term Facility. The 2025 Credit Facilities are not otherwise subject to any other mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty. Prepayments of the 2025 Term Facility shall be applied to reduce the subsequent scheduled quarterly principal payments in direct order of maturity. We have satisfied all scheduled quarterly principal payments through maturity.
As of February 28, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and there were no borrowings under the 2025 Revolving Facility.
From the borrowing date through February 28, 2026, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% through February 28, 2026.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of February 28, 2026.
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

Interest Rate Swap Agreements
We may leverage interest rate swap agreements to manage our floating interest rate exposure with a fixed interest rate. Our interest rate swap agreements are designated as cash flow hedges at inception.
2025 Swap Agreement
On April 24, 2025, we entered into an interest rate swap agreement ("2025 Swap Agreement") with a notional amount of $200.0 million to hedge a portion of our outstanding floating SOFR debt with a fixed interest rate of 4.086%. The notional amount of the 2025 Swap Agreement declined by $50.0 million on a quarterly basis beginning May 31, 2025. The 2025 Swap Agreement matured on February 28, 2026.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $385.3 million and $192.0 million to our stockholders in the form of share repurchases and dividends during the six months ended February 28, 2026 and February 28, 2025, respectively. Over the last 12 months, we returned $653.8 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program

We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the six months ended February 28, 2026 and February 28, 2025, we repurchased 1,129,850 shares for $302.9 million and 241,189 shares for $113.1 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of February 28, 2026, $697.1 million remained available under our share repurchase program.
Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
During the six months ended February 28, 2026 and February 28, 2025, we paid dividends of $82.4 million and $78.8 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Capital Expenditures
For the six months ended February 28, 2026, capital expenditures increased by 14.6% to $56.8 million, compared with $49.6 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software and an increase in leasehold improvements related to the build-out of our London office, partially offset by a decrease in purchases of network-related equipment.
Acquisitions
Our acquisitions with the most significant cash flows during fiscal 2025 through the second quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion on these acquisitions.

LiquidityBook
On February 7, 2025, we completed the acquisition of LiquidityBook for a purchase price of $243.2 million, net of cash acquired, and inclusive of working capital adjustments. The purchase price included contingent consideration of $11.9 million, which reflects the acquisition date fair value of potential future payments that are contingent upon the achievement of certain specified milestones. We finalized the purchase accounting for the LiquidityBook acquisition during the second quarter of fiscal 2026.
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
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025, we had total purchase obligations with suppliers and vendors of approximately $352 million. Our total purchase obligations as of August 31, 2025 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. During the second quarter of fiscal 2026, we entered into a multi-year contract renewal with a supplier, resulting in total purchase commitments of approximately $62.5 million.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding our lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Six Months Ended
	February 28,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$332,972	$260,327	$72,645
Net cash provided by (used in) investing activities	(21,898)	(338,124)	316,226
Net cash provided by (used in) financing activities	(386,656)	(45,542)	(341,114)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,299	(8,048)	9,347
Net increase (decrease) in cash, cash equivalents and restricted cash	$(74,283)	$(131,387)	$57,104
Operating
For the six months ended February 28, 2026, net cash provided by operating activities was $333.0 million, which included net income of $285.6 million, non-cash charges of $154.2 million and a net cash outflow of $106.8 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by timing of client collections and our annual variable compensation payment.

For the six months ended February 28, 2025, net cash provided by operating activities was $260.3 million, which included net income of $294.9 million, non-cash charges of $131.4 million and a net cash outflow of $166.0 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments to resolve the Sales Tax Dispute, timing of income tax and vendor payments, and timing of client collections.
Investing
For the six months ended February 28, 2026, net cash used in investing activities was $21.9 million. The cash used in investing activities primarily consisted of $56.8 million of capital expenditures mainly due to the capitalization of internal-use software development costs, partially offset by $36.1 million in proceeds from the sale of certain equity investments.
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
Financing
For the six months ended February 28, 2026, net cash used in financing activities was $386.7 million, consisting mainly of $302.9 million of share repurchases and $82.4 million of dividend payments.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Six Months Ended
	February 28,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$332,972	$260,327	$72,645
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(56,844)	(49,610)	(7,234)
Free cash flow	$276,128	$210,717	$65,411
Off-Balance Sheet Arrangements
As of February 28, 2026 and August 31, 2025, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our available and outstanding letters of credit.
As of February 28, 2026 and August 31, 2025, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the six months ended February 28, 2026 and February 28, 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of February 28, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the third quarter of fiscal 2026 through the second quarter of fiscal 2027.
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the six months ended February 28, 2026.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. There were no significant changes in our critical accounting estimates during the six months ended February 28, 2026.
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
Foreign Currency
Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the six months ended February 28, 2026, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of February 28, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the third quarter of fiscal 2026 through the second quarter of fiscal 2027. Based on the operating income for the six months ended February 28, 2026, comparing the average foreign currency exchange rates for the six months ended February 28, 2026 to the respective rates for the six months ended February 28, 2025, net of hedge activity, resulted in a decrease in operating income of $0.7 million. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of February 28, 2026, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $19 million as of February 28, 2026 and decreased our operating income, excluding these forward contracts, by an estimated $25 million for six months ended February 28, 2026. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(in thousands)	2026	2025	2026	2025
Foreign currency translation adjustment gains (losses)	$10,202	$(11,926)	$2,812	$(29,545)
Cash and Cash Equivalents and Investments
Interest Rate Risk
As of February 28, 2026, we had Cash and cash equivalents of $268.3 million and Investments of $16.9 million. Our Cash and cash equivalents consist of cash and highly liquid investments, including demand deposits and money market funds, and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.
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
Debt
Interest Rate Risk
Our Senior Notes have a fixed interest rate and are not subject to interest rate fluctuations. As such, our interest rate exposure as of February 28, 2026 is limited to the outstanding principal balance of our floating rate debt under our 2025 Credit Facilities of $375.0 million, which bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment). Assuming the principal balance of our outstanding floating rate debt remained at $375.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings as of February 28, 2026.

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
Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2026 due to a material weakness in internal control over financial reporting. This conclusion is due to a material weakness identified in the operation of certain key IT general controls. The material weakness is described below and represents a continuation of a sub-set of the control deficiencies which gave rise to the initial material weakness identified in management’s evaluation of our control environment as of August 31, 2024.
Continuation of Previously Reported Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, we had not yet fully remediated a material weakness, initially identified during the fiscal year ended August 31, 2024, in the design and operation of IT general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, gave rise to a material weakness in internal control over financial reporting. While we have made significant progress toward remediating those control deficiencies, there remains certain deficiencies related to program change management and monitoring and user access in connection with segregation of duties and restrictions to appropriate users. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications were also deemed not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Efforts
Since identifying the material weakness, management has made significant progress in enhancing the Company’s IT general controls to remediate the IT general control material weakness, however this effort remains ongoing. With the oversight of the Audit Committee of our Board of Directors, we have implemented remediation efforts to address the material weakness and enhance our IT general controls that support our revenues, accounts receivable, and deferred revenues processes. Management's remediation efforts included:
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
•Working with the accounting advisory firm to revise the Company’s IT Risk and Control Matrix and to re-design certain controls around manage change and manage access to address the design deficiencies identified in fiscal 2024.
•Hiring additional key IT compliance personnel and a global head of internal audit.
•Training relevant personnel on the design and operation of our IT general controls over financial reporting.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended February 28, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
December 2025	170,481	$286.69	169,750	$811,429
January 2026	184,200	$285.53	184,200	$758,835
February 2026	298,050	$207.43	297,800	$697,070
Total	652,731		651,750
(1)Includes 651,750 shares purchased under the stock repurchase program, as well as 981 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of February 28, 2026, $697.1 million remained available under our share repurchase program. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended February 28, 2026.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	FactSet Research Systems Inc. 2025 Omnibus Incentive Plan	S-8	333-292658	99.1	1/9/2026
10.2	Form Restricted Share Unit Award Agreement					X
10.3	Form Stock Option Award Agreement					X
10.4	Form Performance Share Unit Award Agreement					X
10.5	Form of Equity Award Letter Agreement (Omnibus Plan)					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: April 2, 2026	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)