Form 10-Q
period 2026-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2026-07-01
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 25, 2026 was 35,565,543.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2026
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
Forward-looking statements are not guarantees of future performance and involve a number of known and unknown risks, uncertainties and assumptions. Factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or implied in forward-looking statements include, among others, the factors discussed under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, that should be specifically considered. FactSet cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. FactSet undertakes no obligations to update or revise any forward-looking statement to reflect results, revised expectations, events or circumstances arising after the date on which it is made, except as required by applicable law.
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
Consolidated Statements of Income – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$622,918	$585,520	$1,841,558	$1,724,847
Operating expenses
Cost of services	312,190	280,729	896,848	809,112
Selling, general and administrative	144,427	110,636	401,377	344,753
Total operating expenses	456,617	391,365	1,298,225	1,153,865

Operating income	166,301	194,155	543,333	570,982

Other income (expense), net
Interest income	642	1,509	2,622	4,483
Interest expense	(13,839)	(15,122)	(40,286)	(43,438)
Other income (expense), net	1,017	(594)	(324)	(20)
Total other income (expense), net	(12,180)	(14,207)	(37,988)	(38,975)

Income before income taxes	154,121	179,948	505,345	532,007

Provision for income taxes	27,403	31,406	92,991	88,583
Net income	$126,718	$148,542	$412,354	$443,424

Basic earnings per common share	$3.51	$3.92	$11.20	$11.68
Diluted earnings per common share	$3.50	$3.87	$11.16	$11.53

Basic weighted average common shares	36,122	37,907	36,819	37,976
Diluted weighted average common shares	36,191	38,344	36,957	38,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income – Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Net income	$126,718	$148,542	$412,354	$443,424
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(2,165)	5,740	(4,693)	2,145
Changes in post-employment benefit obligations(2)	93	—	(6,138)	—
Foreign currency translation adjustment gains (losses)	(7,540)	38,456	(4,728)	8,911
Other comprehensive income (loss)	(9,612)	44,196	(15,559)	11,056
Comprehensive income	$117,106	$192,738	$396,795	$454,480
(1) Presented net of a tax benefit of $801 thousand and a tax expense of $2,015 thousand for the three months ended May 31, 2026 and May 31, 2025, respectively. Presented net of a tax benefit of $1,694 thousand and a tax expense of $756 thousand for the nine months ended May 31, 2026 and May 31, 2025, respectively.
(2) Presented net of a tax expense of $31 thousand and a tax benefit of $1,978 thousand for the three and nine months ended May 31, 2026, respectively, related to the labor codes reform implemented by the Government of India effective November 21, 2025.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets – Unaudited

(in thousands, except share data)	May 31, 2026	August 31, 2025
ASSETS
Cash and cash equivalents	$288,114	$337,651
Investments	16,122	17,445
Accounts receivable, net of reserves of $14,305 at May 31, 2026 and $13,789 at August 31, 2025	289,990	270,684
Prepaid taxes	58,325	33,600
Prepaid expenses and other current assets	74,968	70,379
Total current assets	727,519	729,759
Property, equipment and leasehold improvements, net	82,319	85,203
Goodwill	1,283,377	1,284,708
Intangible assets, net	1,868,418	1,916,102
Deferred tax assets	41,945	61,226
Lease right-of-use assets, net	119,364	121,776
Other assets	69,055	105,498
TOTAL ASSETS	$4,191,997	$4,304,272
LIABILITIES
Accounts payable and accrued expenses	$163,982	$135,262
Current debt	499,159	—
Current lease liabilities	33,963	33,145
Accrued compensation	137,431	130,596
Deferred revenues	183,494	167,852
Current taxes payable	5,182	13,041
Dividends payable	41,500	41,410
Total current liabilities	1,064,711	521,306
Long-term debt	890,542	1,368,260
Deferred tax liabilities	13,040	14,902
Taxes payable	41,315	45,095
Long-term lease liabilities	146,978	157,104
Other liabilities	3,121	11,192
TOTAL LIABILITIES	$2,159,707	$2,117,859
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 43,225,439 and 43,013,266 shares issued; 35,777,453 and 37,645,870 shares outstanding at May 31, 2026 and August 31, 2025, respectively	432	430
Additional paid-in capital	1,710,826	1,621,753
Treasury stock, at cost: 7,447,986 and 5,367,396 shares at May 31, 2026 and August 31, 2025, respectively	(2,212,648)	(1,695,429)
Retained earnings	2,612,987	2,323,407
Accumulated other comprehensive loss	(79,307)	(63,748)
TOTAL STOCKHOLDERS’ EQUITY	$2,032,290	$2,186,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,191,997	$4,304,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended
	May 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$412,354	$443,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	133,708	114,972
Amortization of lease right-of-use assets	24,269	23,152
Stock-based compensation expense	61,541	47,154
Deferred income taxes	20,808	3,154
Other, net	14,436	7,428
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(24,376)	(41,492)
Prepaid expenses and other assets	(3,759)	6,699
Accounts payable and accrued expenses	22,793	(49,717)
Accrued compensation	7,541	3,789
Deferred revenues	15,030	4,955
Taxes payable, net of prepaid taxes	(36,320)	(19,108)
Lease liabilities, net	(30,533)	(30,250)
Net cash provided by operating activities	617,492	514,160

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(87,319)	(74,840)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(348,255)
Purchases of investments	(18,086)	(4,433)
Proceeds from maturity or sale of investments	36,050	58,155
Net cash provided by (used in) investing activities	(69,355)	(369,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	95,000	803,410
Repayments of debt	(75,000)	(742,500)
Dividend payments	(122,684)	(118,329)
Proceeds from employee stock plans	27,534	72,616
Repurchases of common stock	(506,000)	(193,838)
Deferred acquisition consideration	(16,176)	(4,699)
Other financing activities	(6,418)	(15,987)
Net cash provided by (used in) financing activities	(603,744)	(199,327)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,678)	1,966
Net increase (decrease) in cash, cash equivalents and restricted cash	(57,285)	(52,574)
Cash, cash equivalents and restricted cash at beginning of period	351,695	422,979
Cash, cash equivalents and restricted cash at end of period	$294,410	$370,405

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$288,114	$356,361
Restricted cash included in Prepaid expenses and other current assets	5,296	6,522
Restricted cash included in Other assets	1,000	7,522
Total cash, cash equivalents and restricted cash	$294,410	$370,405
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited
For the Three Months Ended May 31, 2026

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2026	43,160,328	$432	$1,677,738	6,519,601	$(2,007,132)	$2,527,769	$(69,695)	$2,129,112
Net income	—	—	—	—	—	126,718	—	126,718
Other comprehensive income (loss)	—	—	—	—	—	—	(9,612)	(9,612)
Common stock issued for employee stock plans	59,648	—	10,871	—	—	—	—	10,871
Vesting of restricted stock	5,463	—	—	2,015	(459)	—	—	(459)
Excise tax on share repurchases	—	—	—	—	(1,987)	—	—	(1,987)
Repurchases of common stock	—	—	—	926,370	(203,070)	—	—	(203,070)
Stock-based compensation expense	—	—	22,217	—	—	—	—	22,217
Dividends declared	—	—	—	—	—	(41,500)	—	(41,500)
Balance as of May 31, 2026	43,225,439	$432	$1,710,826	7,447,986	$(2,212,648)	$2,612,987	$(79,307)	$2,032,290

For the Nine Months Ended May 31, 2026
(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2025	43,013,266	$430	$1,621,753	5,367,396	$(1,695,429)	$2,323,407	$(63,748)	$2,186,413
Net income	—	—	—	—	—	412,354	—	412,354
Other comprehensive income (loss)	—	—	—	—	—	—	(15,559)	(15,559)
Common stock issued for employee stock plans	144,809	1	27,533	—	—	—	—	27,534
Vesting of restricted stock	67,364	1	(1)	24,370	(6,417)	—	—	(6,417)
Excise tax on share repurchases	—	—	—	—	(4,802)	—	—	(4,802)
Repurchases of common stock	—	—	—	2,056,220	(506,000)	—	—	(506,000)
Stock-based compensation expense	—	—	61,541	—	—	—	—	61,541
Dividends declared	—	—	—	—	—	(122,774)	—	(122,774)
Balance as of May 31, 2026	43,225,439	$432	$1,710,826	7,447,986	$(2,212,648)	$2,612,987	$(79,307)	$2,032,290

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity- Unaudited

For the Three Months Ended May 31, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of February 28, 2025	42,910,088	$429	$1,569,319	4,918,704	$(1,504,381)	$2,104,303	$(112,753)	$2,056,917
Net income	—	—	—	—	—	148,542	—	148,542
Other comprehensive income (loss)	—	—	—	—	—	—	44,196	44,196
Common stock issued for employee stock plans	48,606	1	12,271	—	—	—	—	12,272
Vesting of restricted stock	4,300	—	—	1,634	(710)	—	—	(710)
Excise tax on share repurchases	—	—	—	—	(710)	—	—	(710)
Repurchases of common stock	—	—	—	184,050	(80,696)	—	—	(80,696)
Stock-based compensation expense	—	—	17,015	—	—	—	—	17,015
Dividends declared	—	—	—	—	—	(41,644)	—	(41,644)
Balance as of May 31, 2025	42,962,994	$430	$1,598,605	5,104,388	$(1,586,497)	$2,211,201	$(68,557)	$2,155,182

For the Nine Months Ended May 31, 2025

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	443,424	—	443,424
Other comprehensive income (loss)	—	—	—	—	—	—	11,056	11,056
Common stock issued for employee stock plans	283,642	3	72,613	370	(170)	—	—	72,446
Vesting of restricted stock	80,437	1	(1)	32,134	(14,768)	—	—	(14,768)
Excise tax on share repurchases	—	—	—	—	(2,025)	—	—	(2,025)
Repurchases of common stock	—	—	—	425,239	(193,838)	—	—	(193,838)
Stock-based compensation expense	—	—	47,154	—	—	—	—	47,154
Dividends declared	—	—	—	—	—	(120,727)	—	(120,727)
Balance as of May 31, 2025	42,962,994	$430	$1,598,605	5,104,388	$(1,586,497)	$2,211,201	$(68,557)	$2,155,182

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2026
(Unaudited)

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") is a global financial digital platform and enterprise solutions provider with open and flexible technologies that deliver financial intelligence to investment professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of May 31, 2026, we had more than 9,100 clients comprised of over 247,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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
Deferred acquisition consideration, previously included within Other financing activities, was presented as a separate component of Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows in the current period presentation. We conformed the comparative figures for the nine months ended May 31, 2025 to the current period presentation.

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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of May 31, 2026, our accounts receivable reserve was $14.3 million. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total revenues for the nine months ended May 31, 2026. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Data Providers
We integrate data from various third-party sources into our hosted proprietary data and analytics platform. As certain data sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party data supplier to meet the needs of our clients. Two data suppliers each represented more than 10% of our total data costs for the nine months ended May 31, 2026.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for the nine months ended May 31, 2026. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
We did not adopt any new standards or updates issued by the Financial Accounting Standards Board ("FASB") during the nine months ended May 31, 2026 that had a material impact on our Consolidated Financial Statements.

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
U.S. Securities and Exchange Commission ("SEC") Disclosures - The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which would require disclosure of certain climate-related information in various filings with the SEC. In April 2024, the SEC stayed implementation of the final rule pending completion of judicial review. In March 2025, the SEC stated that it has ended its defense of the rule. On May 29, 2026, the SEC proposed to rescind the rule.
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
No other new accounting pronouncements issued or effective during the nine months ended May 31, 2026 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
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
The following table presents revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Americas	$407,240	$380,501	$1,203,099	$1,117,404
EMEA	151,940	145,741	450,577	432,853
Asia Pacific	63,738	59,278	187,882	174,590
Total Revenues	$622,918	$585,520	$1,841,558	$1,724,847
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
(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2026 and August 31, 2025. We did not have any transfers between levels of fair value measurements during the nine months ended May 31, 2026 and the fiscal year ended August 31, 2025.

	Fair Value Measurements as of May 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$13,582	$—	$—	$13,582
Mutual funds(2)	—	16,122	—	16,122
Derivative instruments(3)	—	71	—	71
Total assets measured at fair value	$13,582	$16,193	$—	$29,775

Liabilities
Derivative instruments(3)	$—	$3,676	$—	$3,676
Contingent liabilities(5)	—	—	9,953	9,953
Total liabilities measured at fair value	$—	$3,676	$9,953	$13,629

	Fair Value Measurements as of August 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$8,649	$—	$—	$8,649
Mutual funds(2)	—	17,445	—	17,445
Derivative instruments(3)	—	3,590	—	3,590
Total assets measured at fair value	$8,649	$21,035	$—	$29,684

Liabilities
Derivative instruments(3) (4)	$—	$808	$—	$808
Contingent liabilities(5)	—	—	24,126	24,126
Total liabilities measured at fair value	$—	$808	$24,126	$24,934
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
(3) Our foreign exchange forward contracts fair value is determined utilizing the income approach. The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads. Our foreign exchange forward contracts in an asset position are included in Prepaid expenses and other current assets and those in a liability position are included in Accounts payable and accrued expenses within the Consolidated Balance Sheets.
(4) Our interest rate swap agreements fair value is estimated utilizing a present value of future cash flows, leveraging a model-derived valuation that uses observable inputs such as interest rate yield curves. Our interest rate swap agreements in an asset position are included in Prepaid expenses and other current assets and those in a liability position are included in Accounts payable and accrued expenses within the Consolidated Balance Sheets.

(5) Our contingent liabilities resulted from the acquisitions of various businesses. These liabilities reflect the present value of potential future payments that are contingent upon the achievement of certain specified milestones and are valued using a scenario-based method. This method incorporates unobservable inputs and assumptions made by management, including the probability of achieving specified milestones, expected time until payment and the discount rate. Refer to Note 5, Acquisitions, for more information on the contingent liabilities associated with the Liquid Holdings LLC ("LiquidityBook") and Platform Group Limited ("Irwin") acquisitions.
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
The following table summarizes information on our outstanding debt as of May 31, 2026 and August 31, 2025:

		May 31, 2026		August 31, 2025
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$494,320	$500,000	$490,565
2032 Notes	Level 1	500,000	453,390	500,000	460,440
2025 Term Facility	Level 3	375,000	374,760	375,000	374,866
2025 Revolving Facility	Level 3	20,000	19,991	—	—
Total principal amount		$1,395,000	$1,342,461	$1,375,000	$1,325,871
Total unamortized discounts and debt issuance costs(1)		(5,299)		(6,740)
Total net carrying value of debt(1)		$1,389,701		$1,368,260
(1) Amounts exclude the unamortized debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.
5. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2025 through the third quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin").
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
6. GOODWILL
Changes in the carrying value of goodwill by segment for the nine months ended May 31, 2026 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2025	$925,752	$344,436	$14,520	$1,284,708
Foreign currency translations	(406)	(758)	(167)	(1,331)
Balance at May 31, 2026	$925,346	$343,678	$14,353	$1,283,377
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
We tested our goodwill for impairment during the fourth quarter of fiscal 2025 utilizing a qualitative analysis. We concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value. No events or circumstances were identified during the nine months ended May 31, 2026 that would indicate it is more likely than not that goodwill has been impaired.

7. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amount and accumulated amortization related to our identifiable intangible assets as of May 31, 2026 and August 31, 2025:

	May 31, 2026				August 31, 2025
(in thousands, except useful life)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$186,882	$1,396,118	$1,583,000	$153,903	$1,429,097
Client relationships	11 to 26	279,916	103,550	176,366	280,065	94,365	185,700
Developed technology	3 to 5	326,477	183,666	142,811	260,154	127,669	132,485
Software technology	3 to 12	253,901	144,053	109,848	253,899	131,731	122,168
Data content	7 to 20	87,004	48,020	38,984	86,416	44,490	41,926
Trade names	5 to 10	4,914	702	4,212	4,919	326	4,593
Non-compete agreements	4	290	211	79	290	157	133
Total		$2,535,502	$667,084	$1,868,418	$2,468,743	$552,641	$1,916,102
The weighted average useful life of our intangible assets as of May 31, 2026 was 30.4 years. We review our intangible assets to determine if any indicators of impairment are present on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators of impairment are present, our intangible assets are tested for impairment by comparing the carrying value to undiscounted cash flows and, if impaired, written down to fair value based on discounted cash flows. We did not identify a material impairment nor a material change to the estimated remaining useful lives of our intangible assets during the nine months ended May 31, 2026 and May 31, 2025. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Amortization expense	$39,510	$34,846	$114,511	$97,307
As of May 31, 2026, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2026 (remaining three months)	$39,637
2027	134,907
2028	111,011
2029	86,086
2030	75,161
Thereafter	1,421,616
Total	$1,868,418
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
Provision for Income Taxes and Effective Tax Rate
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$154,121	$179,948	$505,345	$532,007
Provision for income taxes	$27,403	$31,406	$92,991	$88,583
Effective tax rate	17.8%	17.5%	18.4%	16.7%
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
Our effective tax rate for the three months ended May 31, 2026 and May 31, 2025 was 17.8% and 17.5%, respectively. The increase was primarily due to the limitation on the deductibility of executive compensation.
Our effective tax rate for the nine months ended May 31, 2026 and May 31, 2025 was 18.4% and 16.7%, respectively. The increase was primarily due to a stock-based compensation tax shortfall for the nine months ended May 31, 2026, compared to an excess tax benefit for the prior year period.
For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate ("U.S. tax rate") primarily due to the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, and a foreign derived intangible income ("FDII") tax deduction, partially offset by the impact of state income taxes. In addition, our effective tax rate was lower than the U.S. tax rate for the three and nine months ended May 31, 2025 due to excess tax benefits from stock-based compensation.

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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, the expansion of bonus depreciation, immediate expensing of domestic R&D costs, and revisions to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions taking effect in fiscal 2025 and others phased in through fiscal 2027. The Act did not have a material impact on our Consolidated Financial Statements as of and for the three and nine months ended May 31, 2026.

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
As of May 31, 2026, we recognized $119.4 million of Lease ROU assets, net and $180.9 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just under 10 years. Our lease agreements may include options to extend or terminate the lease, which would be included in the measurement of our lease term if it is reasonably certain that we will exercise the option.
The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of May 31, 2026:

(in thousands)	Minimum Lease Payments
Fiscal Years ended August 31,
2026 (remaining three months)	$10,395
2027	41,696
2028	37,633
2029	32,223
2030	27,196
Thereafter	60,014
Total minimum lease payments	$209,157
Less: Imputed interest	28,216
Total lease liabilities	$180,941
The following table includes components of our occupancy costs:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Operating lease costs(1)	$8,084	$7,974	$24,269	$23,152
Variable lease costs(2)	$4,624	$4,031	$13,814	$13,696
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of May 31, 2026	As of August 31, 2025
Weighted average remaining lease term (in years)	6.2	6.1
Weighted average discount rate (IBR)	4.8%	4.7%

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended
	May 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$29,807	$30,218
Lease ROU assets obtained in exchange for lease liabilities(1)	$23,875	$5,175
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(5,528)
(1)Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2)Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.
10. DEBT
We have not elected the fair value option and report our debt at amortized cost. Our debt obligations as of May 31, 2026 and August 31, 2025 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	May 31, 2026	August 31, 2025
Current debt
2027 Notes	3/1/2022	3/1/2027	$500,000	$—
Unamortized discounts and debt issuance costs			(841)	—
Total Current debt			$499,159	$—

Long-term debt
2025 Revolving Facility	4/8/2025	4/8/2030	$20,000	$—
2025 Term Facility	4/8/2025	4/8/2028	375,000	375,000
2027 Notes	3/1/2022	3/1/2027	—	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(1)			(4,458)	(6,740)
Total Long-term debt			$890,542	$1,368,260

Total debt			$1,389,701	$1,368,260
(1)Amounts exclude the unamortized debt issuance costs related to the 2025 Revolving Facility which are presented within Other assets on the Consolidated Balance Sheets.

As of May 31, 2026, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years ended August 31,
2026 (remaining three months)	$—
2027	500,000
2028	375,000
2029	—
2030	20,000
Thereafter	500,000
Total	$1,395,000
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
As of May 31, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and under the 2025 Revolving Facility was $20.0 million. Subsequent to May 31, 2026, an additional $80.0 million was borrowed under the 2025 Revolving Facility.
From the borrowing date through May 31, 2026, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% from the borrowing date through May 31, 2026.
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
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of May 31, 2026.
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

Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Interest expense on outstanding debt(1)	$13,816	$15,092	$40,220	$43,358
(1)Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects related to any outstanding interest rate swaps.
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2025, we had total purchase obligations with suppliers and vendors of approximately $352 million. Our total purchase obligations as of August 31, 2025 primarily related to hosting services, acquisition of data and, to a lesser extent, third-party software providers. During the second quarter of fiscal 2026, we entered into a multi-year contract renewal with a supplier, resulting in a purchase commitment of approximately $62.5 million. Subsequent to May 31, 2026, we entered into a multi-year contract with a supplier, resulting in a purchase commitment of $50.0 million.
We also have contractual obligations related to our lease liabilities and outstanding debt, refer to Note 9, Leases and Note 10, Debt, respectively, for more information.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. Our 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. We had $0.7 million of standby letters of credit outstanding as of May 31, 2026 and August 31, 2025.
No liabilities related to these arrangements are reflected in the Consolidated Balance Sheets.
Refer to Note 10, Debt, for information regarding the 2025 Revolving Facility.

Contingencies
Legal Matters
In the normal course of our business, we are, or may be, engaged in various legal proceedings, claims, litigation and regulatory proceedings. In view of the uncertainty inherent in litigation and regulatory matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity (if any) restrictions may be. While we cannot predict the outcome of these matters, based on information available as of May 31, 2026, our management believes that the ultimate outcome of these unresolved matters against us, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, our results of operations or our cash flows.
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
12. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

	Three Months Ended				Nine Months Ended
	May 31,				May 31,
(in thousands, except share data)	2026		2025		2026		2025
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock under the share repurchase program(1)	926,370	$203,070	184,050	$80,696	2,056,220	$506,000	425,239	$193,838
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	2,015	$459	1,634	$710	24,370	$6,417	32,504	$14,938
(1) In addition, we are subject to a 1% excise tax on corporate stock repurchases required under the Inflation Reduction Act of 2022 of $2.0 million and $0.7 million for three months ended May 31, 2026 and 2025, respectively, and $4.8 million and $2.0 million for the nine months ended May 31, 2026 and 2025, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program.

On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of May 31, 2026, $494.0 million remained available under our share repurchase program.
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
Equity-based Awards
Refer to Note 14, Stock-Based Compensation for more information on equity awards issued during the nine months ended May 31, 2026 and May 31, 2025.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2026
First Quarter	$1.10	November 28, 2025	$40,969	December 18, 2025
Second Quarter	$1.10	February 27, 2026	$40,305	March 19, 2026
Third Quarter	$1.16	May 29, 2026	$41,500	June 18, 2026
Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	$39,511	March 20, 2025
Third Quarter	$1.10	May 30, 2025	$41,644	June 18, 2025
In the third quarter of fiscal 2026, our Board of Directors approved a 5% increase in the regular quarterly dividend from $1.10 to $1.16 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss ("AOCL") as of May 31, 2026 and August 31, 2025 were as follows:

(in thousands)	May 31, 2026	August 31, 2025
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(2,550)	$2,143
Accumulated post-employment benefit obligations, net of tax	(6,138)	—
Accumulated foreign currency translation adjustments	(70,619)	(65,891)
Total AOCL	$(79,307)	$(63,748)
13. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.

The following is a reconciliation of our Basic and Diluted EPS computations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$126,718	$148,542	$412,354	$443,424
Denominator
Weighted average common shares used in the calculation of Basic EPS	36,122	37,907	36,819	37,976
Common stock equivalents associated with stock-based compensation plans	69	437	138	481
Shares used in the calculation of Diluted EPS	36,191	38,344	36,957	38,457
Basic EPS	$3.51	$3.92	$11.20	$11.68
Diluted EPS	$3.50	$3.87	$11.16	$11.53
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of the reporting period:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Stock options and stock options with performance conditions	1,839	888	1,616	759
Restricted stock units and performance share units	313	93	280	95
14. STOCK-BASED COMPENSATION
Our shareholders approved the FactSet Research Systems Inc. 2025 Omnibus Incentive Plan (the "Omnibus Plan") on December 18, 2025. The Omnibus Plan replaced both the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated and the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated.
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
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the periods presented:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$22,217	$17,015	$61,541	$47,154
There were no stock-based compensation costs capitalized in any periods presented. As of May 31, 2026, $170.8 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 2.7 years.
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

Employee Stock Option Awards
The following table presents the employee stock options granted for the nine months ended May 31, 2026 and May 31, 2025:

	Nine Months Ended
	May 31,
	2026			2025
	Shares	Weighted average exercise price	Weighted average grant date fair value	Shares	Weighted average exercise price	Weighted average grant date fair value
Stock options granted(1)	232,567	$261.59	$75.40	203,114	$459.17	$133.21
CEO performance stock option grant(2)	297,902	$295.63	$73.85	—	$—	$—
Total stock option awards granted	530,469			203,114
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

The following table presents the employee Restricted Stock Awards granted or earned during the nine months ended May 31, 2026 and May 31, 2025:

	Nine Months Ended
	May 31,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value Per Award	Shares	Weighted Average Grant Date Fair Value Per Award
RSUs granted(1)	258,813	$256.75	91,766	$444.16
PSUs granted(2)	65,717	$258.46	34,479	$446.59
Performance adjustment - PSUs(3)	—	$—	7,364	$424.01
Total Restricted Stock Awards	324,530		133,609
(1) RSUs granted during the nine months ended May 31, 2026 include the annual employee grant on November 3, 2025 of 169,049 RSUs, and a one-time grant to our CEO on September 22, 2025 of 58,332 RSUs pursuant to the terms of his employment agreement. Both grants vest 25% annually on the anniversary date of the grant and fully vest after four years. RSUs granted during the nine months ended May 31, 2025 include the annual employee grant on November 1, 2024 of 76,448 RSUs which vest 20% annually on the anniversary date of the grant and fully vest after five years.
(2) PSUs granted during the nine months ended May 31, 2026 include the annual employee grant on November 3, 2025 of 43,281 PSUs, and a one-time grant to our CEO on October 1, 2025 of 22,436 PSUs pursuant to the terms of his employment agreement. PSUs granted during the nine months ended May 31, 2025 include the annual employee grant on November 1, 2024 of 33,756 PSUs. Each grant cliff vests on the third anniversary of the grant date, subject to the achievement of certain performance metrics, with an achievement range from 0% to 200%. The ultimate number of common shares that may be earned pursuant to the PSU awards depends on the level of achievement of the specified performance levels.
(3) Additional PSUs were earned during the first quarter of fiscal 2025 based on performance above the specified target level of achievement for PSUs granted on November 1, 2021.
Stock-based Awards Available for Grant
On December 18, 2025, the Omnibus Plan authorized an additional 1.8 million shares available for grant. As of May 31, 2026, we had 4.2 million shares available for future awards to employees and non-employee directors.
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
While each segment records expenses related to its individual operations, the majority of our data centers, third-party data costs and corporate headquarters charges are recorded by the Americas segment and are not allocated to the other segments. The expenses incurred at our global centers of excellence ("COEs"), primarily located in India and the Philippines, are allocated to each segment based on their respective percentage of revenues as this reflects the benefits provided to each segment.
Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.

The following tables reflect the results of operations of our segments:

	Three Months Ended
	May 31,
	2026				2025
(in thousands)	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Total
Revenues	$407,240	$151,940	$63,738	$622,918	$380,501	$145,741	$59,278	$585,520
Operating expenses(1)	343,653	93,758	19,206	456,617	298,936	76,714	15,715	391,365
Operating income	$63,587	$58,182	$44,532	$166,301	$81,565	$69,027	$43,563	$194,155
Total other income (expense), net				(12,180)				(14,207)
Income before income taxes				$154,121				$179,948

Other segment disclosures
Depreciation and amortization	$41,859	$2,010	$2,001	$45,870	$36,876	$1,998	$1,971	$40,845
Stock-based compensation	$17,920	$2,897	$1,400	$22,217	$13,497	$2,360	$1,158	$17,015
Capital expenditures(2)	$27,044	$3,157	$274	$30,475	$21,781	$920	$2,529	$25,230

	Nine Months Ended
	May 31,
	2026				2025
(in thousands)	Americas	EMEA	Asia Pacific	Total	Americas	EMEA	Asia Pacific	Total
Revenues	$1,203,099	$450,577	$187,882	$1,841,558	$1,117,404	$432,853	$174,590	$1,724,847
Operating expenses(1)	986,778	257,999	53,448	1,298,225	880,914	224,220	48,731	1,153,865
Operating income	$216,321	$192,578	$134,434	$543,333	$236,490	$208,633	$125,859	$570,982
Total other income (expense), net				(37,988)				(38,975)
Income before income taxes				$505,345				$532,007

Other segment disclosures
Depreciation and amortization	$120,946	$6,610	$6,152	$133,708	$103,582	$5,675	$5,715	$114,972
Stock-based compensation	$49,417	$8,132	$3,992	$61,541	$36,831	$6,887	$3,436	$47,154
Capital expenditures(2)	$73,482	$10,609	$3,228	$87,319	$68,809	$1,412	$4,619	$74,840
(1) Operating expenses consist of Cost of services and SG&A costs.
(2) Capital expenditures include purchases of PPE and capitalized internal-use software.
Segment Total Assets
The following table reflects the total assets for our segments as of May 31, 2026 and August 31, 2025:

(in thousands)	May 31, 2026	August 31, 2025
Americas	$3,467,482	$3,523,467
EMEA	555,373	610,364
Asia Pacific	169,142	170,441
Total assets	$4,191,997	$4,304,272

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
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
Our platform delivers expansive data, sophisticated analytics, and flexible, artificial intelligence ("AI")-powered technologies used by global financial professionals to power their critical investment workflows. As of May 31, 2026, we had more than 9,100 clients comprised of over 247,000 investment professionals, including institutional asset managers, bankers, wealth managers, asset owners, hedge funds, corporate users, and private equity and venture capital professionals. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions powered by our connected data and technology platform. Our products and services include workstations, portfolio analytics and enterprise data solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting workflows.
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

•"Institutional Buyside" focuses on global asset managers, asset owners, and hedge fund professionals,
•"Dealmakers" focuses on investment bankers, sell-side research analysts, corporate users, investor relations officers and private equity and venture capital professionals,
•"Wealth" focuses on wealth management clients, and
•"Market Infrastructure" focuses on partnerships that deliver solutions to firms in the financial services ecosystem including data, analytics and technology platform providers, and includes CGS, the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally.
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
Fiscal 2026 Third Quarter in Review
Revenues in the third quarter of fiscal 2026 were $622.9 million, an increase of 6.4% from the comparable prior year period. The growth in revenues was driven by a 7.0% increase in organic revenues, partially offset by a 0.6% decrease in revenues due to the disposition of a business at the end of the prior fiscal year. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was primarily from workstations and data solutions. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Quarterly Report on Form 10-Q for the definition of organic revenues and a reconciliation between revenues and organic revenues.
As of May 31, 2026, organic annual subscription value ("Organic ASV") totaled $2,485.6 million, an increase of 7.1% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. The Organic ASV increase was mainly driven by data solutions and workstations. Refer to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Quarterly Report on Form 10-Q for the definition of Organic ASV.
Operating margin was 26.7% for the third quarter of fiscal 2026, compared to 33.2% in the prior year period. When expenses are expressed as a percentage of revenues, this decrease was primarily driven by higher operating expenses, mainly due to an increase in employee compensation costs, including one-time restructuring charges and Chief Executive Officer ("CEO") compensation costs pursuant to the terms of his employment agreement, partially offset by growth in revenues.

Net income for the third quarter of fiscal 2026 was $126.7 million, a decrease of 14.7% from the prior year period. Diluted earnings per common share ("Diluted EPS") was $3.50 for the third quarter of fiscal 2026, a decrease of 9.6% compared with the prior year period. These decreases were driven by higher operating expenses, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by a reduction in the diluted weighted average common shares outstanding of approximately 2.2 million shares.
We returned $243.4 million to our stockholders in the form of share repurchases and dividends during the three months ended May 31, 2026.
As of May 31, 2026, our client and user count was 9,130 and 247,766, respectively. Our employee headcount was 12,694 as of May 31, 2026, up 0.9% compared to the prior year. This increase was driven by net headcount growth of 1.1% in Asia Pacific, 0.6% in EMEA and 0.4% in the Americas.
Annual Subscription Value ("ASV")

We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy.

–ASV at any point in time represents our forward-looking revenues for the next 12 months from all subscription services currently being supplied to clients.
–Organic ASV at any point in time equals our ASV excluding ASV from acquisitions and the comparable impact of dispositions and discontinued lines of business effected within the last 12 months and the impact of foreign currency movements.
Organic ASV
The following table presents the calculation of Organic ASV as of May 31, 2026. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of May 31, 2026
ASV	$2,484.3
Impact from foreign currency movements	1.3
Organic ASV	$2,485.6
Organic ASV annual growth rate(1)	7.1%
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
Segment ASV
As of May 31, 2026, ASV from the Americas represented 65% of total ASV and was $1,621.0 million, an increase from $1,513.1 million as of May 31, 2025. Americas Organic ASV was $1,621.0 million as of May 31, 2026, a 7.2% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by workstations and data solutions.
As of May 31, 2026, ASV from EMEA represented 24% of total ASV and was $608.1 million, an increase from $581.9 million as of May 31, 2025. EMEA Organic ASV was $608.7 million as of May 31, 2026, a 5.6% increase from the prior year. The EMEA Organic ASV increase was mainly from data solutions and workstations.
As of May 31, 2026, ASV from Asia Pacific represented 11% of total ASV and was $255.2 million, an increase from $240.1 million as of May 31, 2025. Asia Pacific Organic ASV was $255.9 million as of May 31, 2026, a 10.0% increase from the prior year. The Asia Pacific Organic ASV increase was primarily driven by middle office solutions, data solutions and workstations.

Client and User Additions
The table below presents our total clients and users:

	As of May 31,
	2026	2025	Change
Clients(1)	9,130	8,811	3.6%
Users	247,766	220,496	12.4%
(1)The client count includes clients with ASV of $10,000 and above.
Client count increased mainly due to corporate clients and user count increased primarily due to wealth management users.
Annual ASV retention was greater than 95% of ASV as of May 31, 2026 and May 31, 2025. When expressed as a percentage of clients, annual retention was 90% and 91% as of May 31, 2026 and May 31, 2025, respectively.
Employee Headcount
As of May 31, 2026, our net employee headcount increased by 0.9% to 12,694, compared with 12,579 employees as of May 31, 2025. This net headcount growth was primarily driven by our continued investment in our centers of excellence ("COEs"), mainly through an increase in employees based in India.
As of May 31, 2026, compared to May 31, 2025, our net headcount growth was 1.1% in Asia Pacific, 0.6% in EMEA and 0.4% in the Americas. As of May 31, 2026, we had 8,765 employees located in Asia Pacific, 2,476 in the Americas and 1,453 in EMEA. Approximately 68% of our employees are located in our COEs.
Results of Operations
For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2026 and May 31, 2025, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part I, Item 1. in this Quarterly Report on Form 10-Q.
The following table summarizes the results of operations for the periods presented:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(in thousands, except per share data)	2026	2025		2026	2025
Revenues	$622,918	$585,520	6.4%	$1,841,558	$1,724,847	6.8%
Cost of services	312,190	280,729	11.2%	896,848	809,112	10.8%
Selling, general and administrative	144,427	110,636	30.5%	401,377	344,753	16.4%
Operating income	$166,301	$194,155	(14.3)%	$543,333	$570,982	(4.8)%

Net income	$126,718	$148,542	(14.7)%	$412,354	$443,424	(7.0)%
Diluted weighted average common shares	36,191	38,344		36,957	38,457
Diluted EPS	$3.50	$3.87	(9.6)%	$11.16	$11.53	(3.2)%
Revenues
Three months ended May 31, 2026 compared with three months ended May 31, 2025
The growth in revenues of 6.4% was driven by a 7.0% increase in organic revenues, which totaled $622.9 million for the three months ended May 31, 2026, partially offset by a 0.6% decrease in revenues due to the disposition of a business at the end of the prior fiscal year. Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was primarily driven by workstations and data solutions.

Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
The growth in revenues of 6.8% was driven by a 6.6% increase in organic revenues, which totaled $1,829.1 million for the nine months ended May 31, 2026 and a 0.2% net increase from foreign currency exchange rate fluctuations. Revenues increased in all our segments, primarily in the Americas. The increase in revenues was mainly from workstations, data solutions and portfolio management and trading solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Americas	$407,240	$380,501	7.0%	$1,203,099	$1,117,404	7.7%
% of revenues	65.4%	65.0%		65.3%	64.8%
EMEA	$151,940	$145,741	4.3%	$450,577	$432,853	4.1%
% of revenues	24.4%	24.9%		24.5%	25.1%
Asia Pacific	$63,738	$59,278	7.5%	$187,882	$174,590	7.6%
% of revenues	10.2%	10.1%		10.2%	10.1%
Consolidated	$622,918	$585,520	6.4%	$1,841,558	$1,724,847	6.8%
Three months ended May 31, 2026 compared with three months ended May 31, 2025
Americas
The growth in revenues of 7.0% was driven by a 7.0% increase in organic revenues and a 0.1% net increase from foreign currency exchange rate fluctuations, partially offset by a 0.1% decrease in revenues due to the disposition of a business at the end of the prior fiscal year. The increase in revenues was primarily driven by workstations and data solutions.
EMEA
The growth in revenues of 4.3% was driven by a 5.3% increase in organic revenues and a 0.5% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.5% decrease in revenues due to the disposition of a business at the end of the prior fiscal year. The increase in revenues was mainly from data solutions and workstations, partially offset by a decrease in revenues due to the disposition.
Asia Pacific
The growth in revenues of 7.5% was driven by a 10.5% increase in organic revenues, partially offset by a 2.0% decrease in revenues due to the disposition of a business at the end of the prior fiscal year and a 1.0% net decrease from foreign currency exchange rate fluctuations. The increase in revenues was primarily driven by middle office solutions, workstations and data solutions, partially offset by a decrease in revenues due to the disposition.
Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
Americas
The growth in revenues of 7.7% was driven by a 7.0% increase in organic revenues and a 0.7% increase from acquisition revenues, net of a decrease in revenues from the disposition of a business at the end of the prior fiscal year. The increase in revenues was mainly driven by workstations, data solutions and portfolio management and trading solutions.
EMEA
The growth in revenues of 4.1% was driven by a 4.4% increase in organic revenues and a 0.7% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.0% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues. The increase in revenues was mainly from data solutions and workstations, partially offset by a decrease in revenues due to the disposition.

Asia Pacific
The growth in revenues of 7.6% was driven by a 9.5% increase in organic revenues, partially offset by a 1.6% decrease in revenues from the disposition of a business at the end of the prior fiscal year, net of acquisition revenues, and a 0.3% net decrease from foreign currency exchange rate fluctuations. The increase in revenues was primarily driven by data solutions, workstations and middle office solutions, partially offset by a decrease in revenues due to the disposition.
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
The following table summarizes the components of our total operating expenses and operating margin:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,		% Change
(dollar amounts in thousands)	2026	2025	% Change	2026	2025
Cost of services	$312,190	$280,729	11.2%	$896,848	$809,112	10.8%
SG&A	144,427	110,636	30.5%	401,377	344,753	16.4%
Total operating expenses	$456,617	$391,365	16.7%	$1,298,225	$1,153,865	12.5%

Operating income	$166,301	$194,155	(14.3)%	$543,333	$570,982	(4.8)%
Operating margin	26.7%	33.2%		29.5%	33.1%
Cost of Services
Three months ended May 31, 2026 compared with three months ended May 31, 2025
The increase in Cost of services was primarily due to higher employee compensation costs and, to a lesser extent, an increase in technology-related expenses and amortization of intangible assets.
Cost of services, when expressed as a percentage of revenues, was 50.1% for the three months ended May 31, 2026, an increase of 220 basis points compared with the same period a year ago. This increase was primarily due to higher employee compensation costs and, to a lesser extent, technology-related expenses and amortization of intangible assets.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 90 basis points, primarily driven by restructuring charges to drive organizational efficiencies.
•Technology-related expenses increased by 40 basis points, primarily driven by higher spend in cloud-based hosting services, licensed software arrangements and AI token consumption.

•Amortization of intangible assets increased by 40 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
The increase in Cost of services was primarily due to higher employee compensation costs and, to a lesser extent, an increase in amortization of intangible assets and technology-related expenses.

Cost of services, when expressed as a percentage of revenues, was 48.7% for the nine months ended May 31, 2026, an increase of 180 basis points compared with the same period a year ago. This increase was primarily driven by higher amortization of intangible assets, technology-related expenses and employee compensation costs.

When expressed as a percentage of revenues:
•Amortization of intangible assets increased by 60 basis points, mainly due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased by 50 basis points, primarily driven by higher spend in cloud-based hosting services and licensed software arrangements.
•Employee compensation costs increased by 30 basis points, mainly due to higher annual base salaries, primarily driven by annual merit increases, and restructuring charges to drive organizational efficiencies.
Selling, General and Administrative
Three months ended May 31, 2026 compared with three months ended May 31, 2025
The increase in SG&A was primarily driven by higher employee compensation costs. SG&A, when expressed as a percentage of revenues, was 23.2% for the three months ended May 31, 2026, an increase of 430 basis points compared with the same period a year ago. The increase was primarily driven by higher employee compensation costs and a loss from the net settlement of our foreign currency forward contracts.
When expressed as a percentage of revenues:
•Employee compensation costs increased by 290 basis points, primarily due to higher variable compensation costs, restructuring charges and an increase in stock-based compensation expense. Variable compensation costs increased mainly due to financial achievement against targets. In addition, variable compensation costs and stock-based compensation expense increased due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. The restructuring charges were related to driving organizational efficiencies.
•SG&A increased by 50 basis points due to a loss from the net settlement of foreign currency forward contracts.
Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
The increase in SG&A was primarily driven by higher employee compensation costs. SG&A, when expressed as a percentage of revenues, was 21.8% for the nine months ended May 31, 2026, an increase of 180 basis points compared with the same period a year ago. This increase was primarily driven by higher employee compensation costs.

When expressed as a percentage of revenues, employee compensation costs increased by 190 basis points, mainly due to higher variable compensation costs, stock-based compensation expense and annual base salaries. Variable compensation costs and stock-based compensation expense increased mainly due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased mainly due to financial achievement against targets. The increase in annual base salaries was primarily driven by annual merit increases.
Operating Income and Operating Margin
Three months ended May 31, 2026 compared with three months ended May 31, 2025
Operating income decreased 14.3% to $166.3 million for the three months ended May 31, 2026, compared with $194.2 million in the prior year period. Operating margin decreased to 26.7% for the three months ended May 31, 2026, compared with 33.2% in the prior year period. These decreases were primarily driven by higher operating expenses, mainly due to an increase in employee compensation costs, partially offset by growth in revenues. In addition, foreign currency exchange rate fluctuations, net of hedge activity, decreased operating income by $3.4 million for the three months ended May 31, 2026 compared with the prior year period.
Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
Operating income decreased 4.8% to $543.3 million for the nine months ended May 31, 2026, compared with $571.0 million in the prior year period. Operating margin decreased to 29.5% for the nine months ended May 31, 2026, compared with 33.1% in the prior year period. These decreases were primarily driven by higher employee compensation costs, amortization of intangible assets and technology-related expenses, partially offset by growth in revenues.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Note 15, Segment Information in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Americas	$63,587	$81,565	(22.0)%	$216,321	$236,490	(8.5)%
EMEA	58,182	69,027	(15.7)%	192,578	208,633	(7.7)%
Asia Pacific	44,532	43,563	2.2%	134,434	125,859	6.8%
Total Operating Income	$166,301	$194,155	(14.3)%	$543,333	$570,982	(4.8)%
Three months ended May 31, 2026 compared with three months ended May 31, 2025
Americas
Americas operating income decreased primarily due to higher employee compensation costs and, to a lesser extent, technology-related expenses and amortization of intangible assets, partially offset by growth in revenues of 7.0%.
•Employee compensation costs increased primarily due to restructuring charges, higher stock-based compensation expense and an increase in variable compensation costs. The restructuring charges were related to driving organizational efficiencies. The increase in stock-based compensation expense and variable compensation costs were driven by the recognition, over their respective service periods, of the one-time equity awards and cash awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased due to financial achievement against targets.
•Technology-related expenses increased mainly due to higher spend in cloud-based hosting services, licensed software arrangements and AI token consumption.
•Amortization of intangible assets increased primarily due to higher amortization from our capitalized internal-use software development costs.
EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.3%. Employee compensation costs increased mainly from restructuring charges, to drive organizational efficiencies, and an increase in annual base salaries, primarily driven by annual merit increases.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 7.5%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily from higher variable compensation costs, due to financial achievement against targets, and an increase in annual base salaries, mainly driven by annual merit increases.

Nine months ended May 31, 2026 compared with nine months ended May 31, 2025
Americas
Americas operating income decreased primarily due to higher employee compensation costs and, to a lesser extent, an increase in amortization of intangible assets and technology-related expenses, partially offset by growth in revenues of 7.7%.
•Employee compensation costs increased primarily due to higher variable compensation costs, stock-based compensation expense and restructuring charges. Variable compensation costs and stock-based compensation expense increased mainly due to the recognition, over their respective service periods, of the one-time cash awards and equity awards, respectively, granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased due to financial achievement against targets. The restructuring charges were related to driving organizational efficiencies.
•Amortization of intangible assets increased mainly due to higher amortization from our capitalized internal-use software development costs.
•Technology-related expenses increased mainly due to higher spend in cloud-based hosting services.
EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.1%. Employee compensation costs increased primarily due to higher annual base salaries, driven by annual merit increases, and restructuring charges related to driving organizational efficiencies.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 7.6%, partially offset by higher employee compensation costs. Employee compensation costs increased primarily due to higher annual base salaries, mainly driven by annual merit increases.
Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(dollar amounts in thousands)	2026	2025	% Change	2026	2025	% Change
Income before income taxes	$154,121	$179,948	(14.4)%	$505,345	$532,007	(5.0)%
Provision for income taxes	$27,403	$31,406	(12.7)%	$92,991	$88,583	5.0%
Effective tax rate	17.8%	17.5%		18.4%	16.7%
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
Our effective tax rate for the three months ended May 31, 2026 and May 31, 2025 was 17.8% and 17.5%, respectively. The increase was primarily due to the limitation on the deductibility of executive compensation.
Our effective tax rate for the nine months ended May 31, 2026 and May 31, 2025 was 18.4% and 16.7%, respectively. The increase was primarily due to a stock-based compensation tax shortfall for the nine months ended May 31, 2026, compared to an excess tax benefit for the prior year period.

For the periods presented, our effective tax rates were lower than the applicable U.S. corporate income tax rate ("U.S. tax rate") primarily due to the U.S. tax impact of foreign earnings, research and development ("R&D") tax credits, and a foreign derived intangible income ("FDII") tax deduction, partially offset by the impact of state income taxes. In addition, our effective tax rate was lower than the U.S. tax rate for the three and nine months ended May 31, 2025 due to excess tax benefits from stock-based compensation.
Net Income and Diluted EPS

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
Net income	$126,718	$148,542	(14.7)%	$412,354	$443,424	(7.0)%
Diluted weighted average common shares	36,191	38,344	(5.6)%	36,957	38,457	(3.9)%
Diluted EPS	$3.50	$3.87	(9.6)%	$11.16	$11.53	(3.2)%
The decrease in Net income and Diluted EPS for the three and nine months ended May 31, 2026, compared to the prior year period, was mainly driven by higher operating expenses, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by lower diluted weighted average common shares outstanding.
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
Organic revenues exclude the current year impact of revenues from acquisitions and the comparable impact of dispositions and discontinued lines of business, effected within the past 12 months ("Acquisition revenues", and disposition and discontinued lines of business together, "Disposition revenues", respectively) and the current year impact of foreign currency movements. In addition, for year to date comparisons, organic revenues excludes current year revenues that were earned prior to the first anniversary date of the acquisition. The table below provides an unaudited reconciliation of revenues to organic revenues:

	Three Months Ended			Nine Months Ended
	May 31,		% Change	May 31,		% Change
(dollar amounts in thousands)	2026	2025		2026	2025
Revenues	$622,918	$585,520	6.4%	$1,841,558	$1,724,847	6.8%
Acquisition revenues	—	—		(10,066)	—
Disposition revenues	—	(3,296)		—	(9,063)
Currency impact	(52)	—		(2,421)	—
Organic revenues	$622,866	$582,224	7.0%	$1,829,071	$1,715,784	6.6%
The table below provides an unaudited reconciliation of Operating income, operating margin, Net income and Diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income, EBITDA, adjusted EBITDA and adjusted Diluted EPS. Adjusted operating income and margin, adjusted net income, and adjusted Diluted EPS exclude the impact of acquisition-

related intangible asset amortization and non-recurring items. EBITDA represents earnings before interest expense, provision for income taxes and depreciation and amortization, while adjusted EBITDA further excludes non-recurring non-cash expenses.

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
(in thousands, except per share data)	2026	2025	% Change	2026	2025	% Change
Operating income	$166,301	$194,155	(14.3)%	$543,333	$570,982	(4.8)%
Intangible asset amortization	18,981	19,182		57,330	53,900
Restructuring/severance	19,629	—		19,301	(317)
CEO compensation costs(1)	4,322	—		14,956	—
Business disposition, acquisitions and related costs	1,769	1,976		6,475	14,769
Client bankruptcy charges	750	—		750	—
India Labor Codes Reform	—	—		2,883	—
Asset impairment	—	—		887	—
Sales Tax Dispute(2)	—	—		—	2,398
Adjusted operating income	$211,752	$215,313	(1.7)%	$645,915	$641,732	0.7%
Operating margin	26.7%	33.2%		29.5%	33.1%
Adjusted operating margin(3)	34.0%	36.8%		35.1%	37.2%
Net income	$126,718	$148,542	(14.7)%	$412,354	$443,424	(7.0)%
Intangible asset amortization	14,534	13,943		44,799	39,809
Restructuring/severance	15,030	—		15,080	(234)
CEO compensation costs(1)	3,309	—		11,687	—
Business disposition, acquisitions and related costs	1,355	1,436		5,060	10,908
Impairment within Other assets(4)	2,297	—		12,503	—
Client bankruptcy charges	574	—		586	—
India Labor Codes Reform	—	—		2,253	—
Asset impairment	—	—		693	—
Sales Tax Dispute(2)	—	—		—	1,771
Gain on sale of investments	—	—		(5,082)	—
Non-operating income from business disposition	(48)	—		(470)	—
Income tax items	—	—		(852)	1,351
Adjusted net income(5)	$163,769	$163,921	(0.1)%	$498,611	$497,029	0.3%
Net income	$126,718	$148,542	(14.7)%	$412,354	$443,424	(7.0)%
Interest expense	13,839	15,122		40,286	43,438
Income taxes	27,403	31,406		92,991	88,583
Depreciation and amortization expense	45,869	40,845		133,707	114,972
EBITDA	$213,829	$235,915	(9.4)%	$679,338	$690,417	(1.6)%
Non-recurring non-cash expenses(6)	6,336	—		22,857	—
Adjusted EBITDA	$220,165	$235,915	(6.7)%	$702,195	$690,417	1.7%
Diluted EPS	$3.50	$3.87	(9.6)%	$11.16	$11.53	(3.2)%
Intangible asset amortization	0.40	0.36		1.20	1.03
Restructuring/severance	0.42	—		0.40	(0.01)
CEO compensation costs(1)	0.09	—		0.32	—
Business disposition, acquisitions and related costs	0.04	0.04		0.14	0.28
Impairment within Other assets(4)	0.06	—		0.34	—

Client bankruptcy charges	0.02	—		0.02	—
India Labor Codes Reform	—	—		0.06	—
Asset impairment	—	—		0.02	—
Sales Tax Dispute(2)	—	—		—	0.05
Gain on sale of investments	—	—		(0.14)	—
Non-operating income from business disposition	0.00	—		(0.01)	—
Income tax items	—	—		(0.02)	0.04
Adjusted Diluted EPS(5)	$4.53	$4.27	6.1%	$13.49	$12.92	4.4%
Weighted average common shares (diluted)	36,191	38,344		36,957	38,457
(1)Related to the recognition, over their respective service periods, of one-time make-whole cash and equity awards issued to our CEO.
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
(5)For purposes of calculating Adjusted net income and Adjusted diluted EPS, all adjustments for the three months ended May 31, 2026 and May 31, 2025 were taxed at an adjusted tax rate of 23.4% and 27.3%, respectively. The nine months ended May 31, 2026 and May 31, 2025, were taxed at an adjusted tax rate of 21.9% and 26.1%, respectively.
(6)Primarily related to the impairment of certain equity investments and the recognition, over their respective service periods, of one-time equity awards issued to our CEO.
Liquidity and Capital Resources
As of May 31, 2026, Cash and cash equivalents were $288.1 million and restricted cash was $6.3 million, compared with Cash and cash equivalents of $337.7 million and restricted cash of $14.0 million as of August 31, 2025. Refer to Summary of Cash Flows, within this section below, for more information on cash flows during the nine months ended May 31, 2026 and May 31, 2025.
Our cash and cash equivalents as of May 31, 2026 are held in numerous locations throughout the world, with $128.0 million in EMEA (with the largest balance held in the UK), $88.2 million in the Americas (with the largest balance held in the U.S.) and the remaining $71.9 million in Asia Pacific (with the largest balances held in India and the Philippines).
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
Sources of Liquidity
Debt and Interest Rate Swap Agreements
In addition to the discussion below, refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings and interest rate swap agreements.
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
As of May 31, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and under the 2025 Revolving Facility was $20.0 million. Subsequent to May 31, 2026, an additional $80.0 million was borrowed under the 2025 Revolving Facility.
From the borrowing date through May 31, 2026, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment).
We pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% from the borrowing date through May 31, 2026.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of May 31, 2026.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $628.7 million and $312.2 million to our stockholders in the form of share repurchases and dividends during the nine months ended May 31, 2026 and May 31, 2025, respectively. Over the last 12 months, we returned $776.9 million to our stockholders in the form of share repurchases and dividends.
Share Repurchase Program
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During the nine months ended May 31, 2026 and May 31, 2025, we repurchased 2,056,220 shares for $506.0 million and 425,239 shares for $193.8 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of May 31, 2026, $494.0 million remained available under our share repurchase program.
Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, of this Quarterly Report on Form 10-Q for further discussion on our share repurchase program.
Dividends
In the third quarter of fiscal 2026, our Board of Directors approved a 5% increase in the regular quarterly dividend from $1.10 to $1.16 per share. Fiscal 2026 marks the 27th consecutive fiscal year we have increased dividends on a stock split-adjusted basis, highlighting our continued commitment to returning value to our stockholders. During the nine months ended May 31, 2026 and May 31, 2025, we paid dividends of $122.7 million and $118.3 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Capital Expenditures
For the nine months ended May 31, 2026, capital expenditures increased by 16.7% to $87.3 million, compared with $74.8 million for the same period a year ago. This increase was primarily due to higher capitalized costs related to the development of our internal-use software and an increase in leasehold improvements related to the build-out of our London office.

Acquisitions
Our acquisitions with the most significant cash flows during fiscal 2025 through the third quarter of fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further discussion on these acquisitions.
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

Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the periods presented:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$617,492	$514,160	$103,332
Net cash provided by (used in) investing activities	(69,355)	(369,373)	300,018
Net cash provided by (used in) financing activities	(603,744)	(199,327)	(404,417)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,678)	1,966	(3,644)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(57,285)	$(52,574)	$(4,711)
Operating
For the nine months ended May 31, 2026, net cash provided by operating activities was $617.5 million, which included net income of $412.4 million, non-cash charges of $254.7 million and a net cash outflow of $49.6 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by timing of payments related to taxes and leases.
For the nine months ended May 31, 2025, net cash provided by operating activities was $514.2 million, which included net income of $443.4 million, non-cash charges of $195.9 million and a net cash outflow of $125.1 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization. The change in our working capital was primarily driven by cash outflows related to payments to resolve the Sales Tax Dispute and timing of client collections.
Investing
For the nine months ended May 31, 2026, net cash used in investing activities was $69.4 million. The cash used in investing activities primarily consisted of $87.3 million of capital expenditures mainly due to the capitalization of internal-use software development costs, partially offset by $36.1 million in proceeds from the sale of certain equity investments.
For the nine months ended May 31, 2025, net cash used in investing activities was $369.4 million. The cash used in investing activities primarily consisted of $348.3 million of acquisition-related consideration related to the Irwin and LiquidityBook transactions and $74.8 million of capital expenditures driven by the capitalization of internal-use software development costs, partially offset by $58.2 million in proceeds from our investments in mutual funds.
Financing
For the nine months ended May 31, 2026, net cash used in financing activities was $603.7 million, consisting mainly of $506.0 million of share repurchases and $122.7 million of dividend payments.
For the nine months ended May 31, 2025, net cash used in financing activities was $199.3 million, consisting mainly of $742.5 million related to the repayment of the 2022 Credit Facilities, $193.8 million of share repurchases and $118.3 million of dividend payments, partially offset by $803.4 million of proceeds from borrowings under the 2025 Term Facility and the 2022 Revolving Facility, in periods prior to its termination, and $72.6 million of proceeds from employee stock plans.
Free Cash Flow
We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities less purchases of property, equipment and leasehold improvements ("PPE") and capitalized internal-use software. We believe free cash flow is a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, may be available to pay debt obligations, make strategic acquisitions and investments, pay dividends, repurchase stock, and strengthen the balance sheet. Free cash flow should be considered in addition to consolidated net income and net cash provided by operating activities, but should not be used as a substitute for these key measures of our performance and liquidity.

The following table reconciles our net cash provided by operating activities to free cash flow:

	Nine Months Ended
	May 31,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$617,492	$514,160	$103,332
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(87,319)	(74,840)	(12,479)
Free cash flow	$530,173	$439,320	$90,853
Off-Balance Sheet Arrangements
As of May 31, 2026 and August 31, 2025, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our available and outstanding letters of credit.
As of May 31, 2026 and August 31, 2025, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the nine months ended May 31, 2026 and May 31, 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of May 31, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the fourth quarter of fiscal 2026 through the third quarter of fiscal 2027.
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
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. These accounting policies were consistently applied in preparing our Consolidated Financial Statements for the nine months ended May 31, 2026.
We disclosed our critical accounting estimates in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. There were no significant changes in our critical accounting estimates during the nine months ended May 31, 2026.
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
Foreign Currency
Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During the nine months ended May 31, 2026, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of May 31, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the fourth quarter of fiscal 2026 through the third quarter of fiscal 2027. Based on the operating income for the nine months ended May 31, 2026, comparing the average foreign currency exchange rates for the nine months ended May 31, 2026 to the respective rates for the nine months ended May 31, 2025, net of hedge activity, resulted in a decrease in operating income of $4.1 million. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of May 31, 2026, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $18 million as of May 31, 2026 and decreased our operating income, excluding these forward contracts, by an estimated $37 million for the nine months ended May 31, 2026. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(in thousands)	2026	2025	2026	2025
Foreign currency translation adjustment gains (losses)	$(7,540)	$38,456	$(4,728)	$8,911
Cash, Cash Equivalents and Investments
Interest Rate Risk
As of May 31, 2026, we had Cash and cash equivalents of $288.1 million and Investments of $16.1 million. Our Cash and cash equivalents consist of cash and highly liquid investments, including demand deposits and money market funds, and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations of interest rates on these investments. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8. of our Annual Report on Form 10-K for more information on our Cash and cash equivalents.

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
Debt
Interest Rate Risk
Our Senior Notes have a fixed interest rate and are not subject to interest rate fluctuations. As such, our interest rate exposure as of May 31, 2026 is limited to the outstanding principal balance of our floating rate debt under our 2025 Credit Facilities of $395.0 million, which bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment). Assuming the principal balance of our outstanding floating rate debt remained at $395.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Note 10, Debt in the Notes to the Consolidated Financial Statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q for more information on our outstanding borrowings as of May 31, 2026.
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
Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2026 due to a material weakness in internal control over financial reporting. This conclusion is due to a material weakness identified in the operation of certain key IT general controls. The material weakness is described below and represents a continuation of a sub-set of the control deficiencies which gave rise to the initial material weakness identified in management’s evaluation of our control environment as of August 31, 2024.
Continuation of Previously Reported Material Weakness
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, we had not yet fully remediated a material weakness, initially identified during the fiscal year ended August 31, 2024, in the design and operation of IT general controls that support our control environment which, in the aggregate, gave rise to a material weakness in internal control over financial reporting. We believe we have successfully redesigned the controls which gave rise to the material weakness, and we are now in the process of demonstrating that the controls are operating effectively. Until we demonstrate that both the design and operation of the controls are effective for a sufficient period of time, we will not be able to conclude that we have completely remediated the material weakness. As a result, the automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications are still not deemed effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation Efforts
Since identifying the material weakness, management has made significant progress in enhancing the Company’s IT general controls to remediate the IT general control material weakness, however this effort remains ongoing. With the oversight of the Audit Committee of our Board of Directors and through our SOX Steering Committee, we have implemented remediation efforts to address the material weakness and enhance our IT general controls that support our control environment. Management's remediation efforts included:
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
While these efforts have resulted in significant progress toward remediating the material weakness, certain deficiencies remain, which management is committed to remediating. Our remediation efforts have included:
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
Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the controls have been designed and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We are targeting completion of these remediation measures during fiscal 2026. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate. We regularly report to the Audit Committee on our progress and will continue to do so throughout the remainder of fiscal 2026.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation plans described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.
(i)Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of our share repurchase activity during the three months ended May 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
March 2026	341,510	$209.86	341,510	$625,401
April 2026	295,110	$227.04	295,110	$558,398
May 2026	291,765	$222.29	289,750	$494,000
Total	928,385		926,370
(1)Includes 926,370 shares purchased under the stock repurchase program, as well as 2,015 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of May 31, 2026, $494.0 million remained available under our share repurchase program. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended May 31, 2026.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Employment Agreement dated April 2, 2026 between FactSet Research Systems Inc. and Joshua Warren					X
10.2	Separation Agreement and General Release of Claims between FactSet Research Systems Inc. and Helen Shan					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. (Registrant)

Date: July 1, 2026	/s/ JOSHUA WARREN
Joshua Warren
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF
Gregory T. Moskoff
Managing Director, Controller and Chief Accounting Officer
(Principal Accounting Officer)