Form 10-K
period 2026-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2026-10-20
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended August 31, 2026

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
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (203) 810-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	FDS	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                               ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 27, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $7,928,656,331.
As of October 15, 2026, there were 35,255,660 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after August 31, 2026.

FactSet Research Systems Inc.
Form 10-K
For The Fiscal Year Ended August 31, 2026

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that express management's current views concerning expectations, estimates, trends, forecasts and projections about future events, trends, contingencies, circumstances, and industries in which FactSet operates and the beliefs and assumptions of management. These statements may include projections of our future financial performance and anticipated trends in our business. In some cases, you can identify these statements by words such as "may," "might," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "projects," "indicates," "predicts," "potential," or "continue," and the negatives of those terms and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements.
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
We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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
Business Overview
FactSet is a global data and artificial intelligence ("AI") solutions provider to the financial markets with open and flexible technologies that deliver financial intelligence to finance professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, AI-powered technologies used by global financial professionals to power their critical investment, dealmaking and advisory workflows. As of August 31, 2026, we had more than 9,200 clients and over 260,000 professionals using our solutions, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge fund professionals, corporate users, private equity and venture capital professionals, and market infrastructure participants. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions that include workstations, portfolio analytics, enterprise data solutions, and AI solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting, and AI-enabled workflows.
We drive our business based on a detailed understanding of our clients’ workflows. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research advisory, dealmaking and investment ideas and analyze, monitor and manage their portfolios. Our solutions for institutional buyside clients span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our banking solutions facilitate company and market research, enabling clients to perform fundamental analysis, generate ideas, and build and distribute presentations through proprietary and third-party databases with global coverage of public and private markets, granular industry metrics, and deep historical data. Our wealth solutions support home office, advisory, and client engagement workflows, providing financial advisors with tools to monitor markets and their book of business, prospect for new clients, and generate proposals, while enhancing existing client relationships and improving firm-wide efficiency across the investment portfolio lifecycle. We provide open and flexible data and technology offerings, including a configurable desktop and mobile platform, comprehensive data solutions, cloud-based digital solutions, application programming interfaces ("APIs"), and model context protocol ("MCP") servers. AI is embedded throughout these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. Our platform and solutions are supported by our client success and service teams.
We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer a range of products, data, managed services, and analytical applications which can be tailored to a wide range of workflows.
Segments
Our segment revenues are based on the geographic region where our clients contract with us:
•Americas: The Americas segment primarily sells to clients in North, Central and South America. In the Americas, we have offices in eight states in the United States ("U.S."). Additionally, we have data centers in two states in the U.S. and an office in each of Brazil and Canada. Revenues from the Americas represented 65% of total revenues during fiscal 2026.
•EMEA: The EMEA segment primarily sells to clients in Europe, the Middle East and Africa via offices in Bulgaria, France, Germany, Italy, Latvia, Luxembourg, the Netherlands, Sweden, the United Arab Emirates and the United Kingdom ("UK"). Revenues from EMEA represented 24% of total revenues during fiscal 2026.
•Asia Pacific: The Asia Pacific segment primarily sells to clients in Asia and Australasia via office locations in Australia, China, Hong Kong Special Administrative Region ("SAR") of China, India, Japan, the Philippines and Singapore. Revenues from Asia Pacific represented 11% of total revenues during fiscal 2026.

Refer to Part II, Item 8. Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our segments.
Products and Solutions
We deliver trusted, connected financial data, software applications, advanced analytics, and AI-powered solutions embedded in the critical workflows that finance professionals rely on every day. We serve a diverse array of clients in over 80 countries and a wide range of verticals, ranging from the largest global financial services firms with multiple business lines to smaller and independent firms. Our clients include institutional asset managers, asset owners, hedge funds, investment banks, wealth managers, private equity and venture capital firms, corporations, and market infrastructure participants.
As our clients’ needs vary, we tailor our data and technology to become an integral component of the workflows that drive their decision-making. Clients access our capabilities in the form that best fits their operating model, whether through software applications, data feeds and APIs, or managed services. Many clients use our capabilities in more than one form, combining our data and applications with their own workflows and systems.
Underpinning these workflows is a broad and expanding set of financial markets data, including client-owned data, that we ingest, map, normalize, and structure. Our mapping links entities, securities, and identifiers across our content allowing our clients to integrate our data with their own. We also deliver our content in forms designed for machine consumption, including the metadata and symbology that allow AI agents and other automated systems to interpret and act on it. In addition, through our CUSIP Global Services ("CGS") business, operating on behalf of the American Bankers Association, we support security master files and serve as the exclusive issuer of Committee on Uniform Security Identification Procedures ("CUSIP") and CUSIP International Number System ("CINS") identifiers globally.
Business Strategy
We strive to be a trusted enterprise partner and service provider to our clients across the financial services spectrum, delivering relevant intelligence, insights and execution solutions tailored to our clients’ business models.
To execute our strategy, we are focused on three core pillars and primary areas of investment:
•Expanding our data and analytics offerings and delivery capabilities: We continue to expand our data and analytics to provide a comprehensive corpus of industry, proprietary, contributed, and third-party data and models. This includes granular data for key industry verticals, real-time market data, fund data and frontier unstructured data. In addition to using our growing data catalog to drive our AI-powered workstation products, we aim to continue to expand our delivery capabilities in the cloud and through other methods, including MCP, to advance our position as a leading enterprise data provider for our clients in the AI age. We aim to be a single, authoritative source by collecting, mapping, normalizing, and structuring data into formats that both professionals and AI systems can rely on.
•Transforming client workflows with AI: Through continued innovation, we aim to help our clients re-design their core workflows with AI. This includes fundamentally re-imagining our core workstation product and building agentic solutions with specialized domain knowledge across our firm types, including investment research, performance reporting, financial modeling, pitch creation, meeting preparation, advisory client engagement, and more. We are developing the platform for clients to build, register, entitle, audit, and manage AI agents, whether developed by us, our clients, or third parties, and to intelligently route work between deterministic systems and large language model systems to optimize quality.
•Enhancing our commercial capabilities for the AI age: We are building a suite of AI products with a focus on trusted, high-quality data, secure integration with models and workflows, and deep domain expertise. To deploy these new solutions and capture value, we are upgrading our commercial and go-to-market capabilities, including by actively moving client contracts to longer duration enterprise platform agreements that combine subscription-based minimums with consumption-based pricing components.
Revenues and Annual Subscription Value ("ASV")
We derive most of our revenues by delivering client access to our multi-asset class data and solutions powered by our platform of connected data and technology that is available over the contractual term (referred to as the "Hosted Platform"). The Hosted

Platform is a subscription-based service that provides client access to various combinations of products and services including workstations, portfolio analytics, enterprise data solutions, AI agents, and agentic workflow solutions.
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy. ASV at any point in time represents our forward-looking revenues for the next 12 months from all recurring services currently being supplied to clients. Organic ASV at any point in time equals our ASV excluding ASV from acquisitions and the comparable impact of dispositions and discontinued lines of business, effected within the last 12 months, and the impact of foreign currency movements.
FactSet Clients and Users
We had 9,258 clients and 260,671 professionals using FactSet as of August 31, 2026. Our client count includes clients with ASV of $10,000 and above. For the year ended August 31, 2026, annual ASV retention was greater than 95% and, when expressed as a percentage of clients, annual retention was 90%.
Third-Party Content
We collect and aggregate content from third-party data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which our clients access through our flexible delivery platforms. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort to assure that, where reasonable, alternative sources are available. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated with one year’s notice, at predefined dates, and in other cases on shorter notice. We are not dependent on any one third-party content supplier to meet the needs of our clients. Two suppliers each represented more than 10% of our total third-party content costs during fiscal 2026.
Data Centers and Cloud Computing
Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate reliable and efficient processing and delivery of data and analytics to our clients. As part of our hybrid cloud strategy, we operate two fully redundant, physically separated data centers in the U.S. that provide client services, while also using market-leading cloud providers to run products and services to best benefit from the cloud's elasticity, resiliency, security, and regionalization. We currently use several cloud providers; however, one supplier provided the majority of our cloud computing support for fiscal 2026. Our physical data centers provide layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple locations. In the event of a single site failure or localized disaster, client workloads will automatically move to unaffected sites. We continue to focus on maintaining a global technology infrastructure that allows us to support our growing business.
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
Research and Product Development
A key aspect of our growth strategy is to offer new solutions and enhance our existing products by making them faster and more robust with deeper data and insights. We continue to invest in AI solutions that adapt as our clients’ workflows evolve, helping professionals leverage automation, generative intelligence and dynamic analytics, while rapidly embracing new technologies to improve discoverability and usability of our products and services.
The Competitive Landscape
We are a part of the financial information services industry focused on delivering expansive data, sophisticated analytics, and flexible technology through our open platform. We offer clients comprehensive solutions with a broad set of products delivered through a desktop or mobile user interface, AI-enabled chat and agentic solutions, cloud-based platforms, standardized or bespoke data feeds, and APIs. In addition, our applications, client support and service offerings are entrenched in the workflow of many financial professionals given the data management, portfolio analysis and screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, we believe our products are central to our clients’ analysis, decision-making and operations.
We operate in a highly competitive environment. Our current competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, vertical AI solution providers, news and information providers, technology firms, and many third-party content providers that also supply us with financial information included in our products. The financial market data environment is competitive and includes many firms that provide products and services similar to our offerings, most notably Bloomberg L.P., S&P, London Stock Exchange Group ("LSEG"), BlackRock, MSCI Inc., and Morningstar Inc., in addition to clients with in-house teams developing their own solutions.
Human Capital Management
Our Employees
As of August 31, 2026, we had 33 offices in 19 countries with 12,444 employees, representing a decrease of 2.8% compared with August 31, 2025. Of our total employees, 8,652 (70%) were located in Asia Pacific, 2,373 (19%) in the Americas and 1,419 (11%) in EMEA. To support sustainable growth, we continue to invest in our global centers of excellence ("COEs"), primarily located in India and the Philippines, which accounted for approximately 68% of our employees.
Functionally, as of August 31, 2026, 45% of our employees were in Content Operations, 28% were in Technology and Product Development, 22% were in Sales and Client Solutions and 5% were in Corporate Support. As of August 31, 2026, 421 of our employees were represented by mandatory works councils in our French and German locations and 26 of our employees were represented by collective bargaining agreements in the U.S.
Board Oversight & Executive Management
Our Board of Directors and management team view our people as critical to our ability to execute our strategy. As a result, the Board of Directors and the Compensation and Talent Committee oversee and regularly engage with our Chief Executive Officer ("CEO"), Chief People & Workforce Transformation Officer and other senior leaders on topics such as talent attraction, talent development, retention, succession planning, compensation and benefits, workplace culture, and employee engagement. At the management level, our Chief People & Workforce Transformation Officer is responsible for leading the development and execution of the Company’s people and workforce management strategy with the support of the Company’s Executive Leadership Team.
Compensation Program
Our compensation program consists of a mix of annual salary; annual cash bonus for eligible employees, linked to Company and individual performance; and equity awards for eligible employees, designed to align their interests with our stockholders.
Well-being and Benefits
Employee wellbeing is a central component of FactSet’s people strategy. Our programs are designed to support physical, mental, and financial health while fostering a safe, inclusive, and resilient workplace. FactSet provides robust health benefits, as well as a range of wellness initiatives that support physical, emotional, social, and financial health. Policies and programs support work-life integration, including remote and hybrid work options, parental leave, and time-off programs tailored to employee needs.
Retention and Engagement
To attract and retain the talent critical to deliver on our business objectives and create sustainable growth, we foster a culture that promotes employee engagement, satisfaction, and professional development. We conduct an annual confidential employee engagement survey to assess satisfaction, gather feedback, and identify opportunities for improvement. We also invest in our employees by providing a range of training and learning programs designed to help employees advance their knowledge, skills and experience, including mentorship, leadership development programs, department-specific training, and focused upskilling.
Government Regulation
We are subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission ("SEC") and the various local authorities that regulate each location in which we operate. Our P.A.N. Securities, LP subsidiary is a member of the Financial Industry Regulatory Authority, Inc. and is a registered broker-dealer under Section 15 of the Exchange Act. P.A.N. Securities, LP, as a registered broker-dealer, is subject to Rule 15c3-1 under the Exchange Act, which requires that we maintain minimum net capital requirements. We claim exemption under Rule 15c3-3(k)(2)(i).
Corporate Contact Information
FactSet was founded as a Delaware corporation in 1978, and our principal executive office is in Norwalk, Connecticut.
Mailing address of FactSet's headquarters: 45 Glover Avenue, Norwalk, CT 06850
Telephone number: +1 (203) 810-1000
Website address: www.factset.com
Available Information
Through the Investor Relations section of our website (https://investor.factset.com), we make available free of charge the following filings as soon as practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for the annual stockholder meetings, Reports on Forms 3, 4 and 5, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements and other information that we file with the SEC at www.sec.gov.
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
Executive Officers of the Registrant
The following table shows our current executive officers:

Name of Officer	Age	Office Held with FactSet	Officer Since
Sanoke Viswanathan	51	Chief Executive Officer	2025
Joshua Warren	46	Executive Vice President, Chief Financial Officer	2026
Christopher McLoughlin	47	Executive Vice President, Chief Legal Officer and Corporate Secretary	2024
Di Hirji	48	Executive Vice President, Chief People and Workforce Transformation Officer	2026
Sanoke Viswanathan – Chief Executive Officer. Mr. Viswanathan was appointed Chief Executive Officer effective September 8, 2025. Mr. Viswanathan has held a range of leadership roles, most recently served as the Chief Executive Officer of International Consumer and Wealth of JPMorgan and as a member of JPMorgan’s Operating Committee where he oversaw international consumer businesses as well as the International Private Bank and Workplace Solutions. Prior to that, Mr. Viswanathan served as JPMorgan’s Chief Strategy and Growth Officer from 2022 to 2024 and Chief Administrative Officer of the Corporate and Investment Bank. Earlier in his career, he was a Managing Director and Head of Corporate Strategy for JPMorgan and a Partner and Co-Head of Global Corporate and Investment Banking for McKinsey & Company. Mr. Viswanathan holds a post-graduate diploma in management from the Indian Institute of Management, Ahmedabad, and a bachelors in Mechanical Engineering from the Indian Institute of Technology, Chennai.

Joshua Warren – Executive Vice President, Chief Financial Officer. Mr. Warren was appointed Chief Financial Officer effective April 13, 2026. As the Chief Financial Officer, he is responsible for FactSet's global finance organization and oversees all financial functions, including accounting, corporate development, financial planning and analysis, investor relations, real estate, tax, and treasury. Mr. Warren served as the Chief Financial Officer of Envestnet, Inc. from 2023 to 2025. Previously, he served as the Managing Director and Global Head of Business Strategy for iShares and Index Investments for BlackRock, Inc. ("BlackRock") from 2021 to 2023, and prior to that, he was the Managing Director in BlackRock's Corporate Strategy and Development team. Mr. Warren also held roles at Barclays Capital Inc.; Foros Group; the United States Department of the Treasury; and Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Warren holds a Juris Doctor from the New York University School of Law and Bachelor of Arts in Philosophy and History from Dartmouth College.
Christopher McLoughlin - Executive Vice President, Chief Legal Officer and Corporate Secretary. Mr. McLoughlin was appointed Executive Vice President, Chief Legal Officer effective December 2, 2024. In this role, he oversees the global legal, compliance, and risk functions for the Company, together with government and regulatory affairs. Previously, Mr. McLoughlin served as the General Counsel of S&P Global Market Intelligence, where he led a global team providing legal and compliance support to the entire division and served as a member of the S&P Global Market Intelligence Operating Committee. Prior to that, he was Deputy General Counsel and Company Secretary of IHS Markit Ltd. He has also worked at various international law firms on a range of corporate, transactional, and advisory matters. Mr. McLoughlin has earned a legal degree LLB (Hons), from the University of Manchester and attended Nottingham Law School.
Di Hirji - Executive Vice President, Chief People and Workforce Transformation Officer. Ms. Hirji was appointed Chief People & Workforce Transformation Officer effective August 3, 2026. As Chief People & Workforce Transformation Officer, she is responsible for all aspects of FactSet’s people strategy and operations. Ms. Hirji served as Chief People Officer for S&P Global Market Intelligence, the largest division of S&P Global from 2019 to 2022 and then expanded her remit to lead the people function for Dow Jones Indices from 2022 to 2024. Prior to that, Ms. Hirji also held various human resources ("HR") senior leadership positions at Thomson Reuters including Global Head of HR Strategy and Vice President of HR. In her early career, she also spent 8 years in management consulting at Accenture. Ms. Hirji holds a degree in Psychology and a Master's degree in Human Resource Management from Warwick Business School.
Additional Information
Additional information with respect to our business is included in the following pages and is incorporated herein by reference:

Page(s)
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Quantitative and Qualitative Disclosures about Market Risk	44
Notes to the Consolidated Financial Statements	57

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
Cybersecurity, Technology and Data Security Risks
Unauthorized access to confidential data including client data, other cyber-attacks, and the failure of our cybersecurity systems and procedures
Many of our products, as well as our internal systems and processes, involve the collection, retrieval, processing, storage and transmission of our own, as well as supplier and client, proprietary information and sensitive or confidential data through a variety of media channels. We rely on, and continuously invest in, internal processes, controls, policies, procedures and employee training programs designed to protect confidential data received in the ordinary course of business, including information from client portfolios and strategies. However, these measures do not guarantee security, and improper access to or release of confidential information may still occur—whether due to employee error or malfeasance, system error, inadvertent release, failure to properly purge or protect data, or through cyber-attacks.
Our size, scale and role in the financial markets increase our exposure to cyber-attacks and other cybersecurity risks. We and the third-party service providers we rely on for certain critical functions are subject to system failures, security breaches and cyber-attacks - including those sponsored by nation-states, terrorist organizations, or others seeking to illicitly obtain technology or intellectual property - as well as to fraud or malice by employees or vendors, human error, software or hardware failures, and the risks associated with our use of mobile and cloud technologies. These threats take many forms, including the use of generative and agentic AI, phishing, hacking, viruses, denial of service attacks, tampering, intrusions, physical break-ins, ransomware and malware.
Cyber-attacks continue to evolve in sophistication, frequency and volume, including as threat actors exploit generative and agentic AI to discover and exploit vulnerabilities at unprecedented speed and scale, and may be difficult to detect for long periods of time. Our protective measures, and those of the third parties to which we are connected, may not be effective, and a failure by our clients or third-party providers to notify us of an incident in a timely manner could delay our response and increase the resulting harm. As a result, we may not be able to anticipate, prevent or detect all attacks, and we are exposed to heightened risks of cyber-attacks or other security incidents. In addition, future advances in computing, including quantum computing, could weaken or render obsolete the encryption and other security measures on which we and our third parties rely, including through the potential future decryption of data captured today.
We also make acquisitions periodically, and we may inherit cybersecurity risks when these acquisitions are integrated into our infrastructure. Although we conduct due diligence during acquisition processes, acquired businesses may not have invested as heavily in security measures and technology, and this may introduce additional security risk.
We make a range of commitments to our clients regarding our security practices and posture, and if we do not adequately implement and enforce them, we could be in violation of those commitments. Cyberattacks, security breaches or third-party reports of perceived vulnerability, even if no breach has occurred, could damage our brand and reputation, result in litigation, regulatory actions, loss of client confidence and increased legal liability. While we maintain insurance intended to address certain cybersecurity and data protection risks, it may not cover all or the majority of the costs, losses or types of claims. We maintain, and continue to invest in, a cybersecurity program designed to identify, prioritize and mitigate these risks, including a multi-year strategy to further enhance our security posture, controls and resiliency and to remediate control gaps as they are identified. As threats continue to evolve, we must devote additional resources to modify and enhance our systems and processes, including patch and vulnerability management, and these efforts may not be completed on the timeframe we anticipate, may require significant additional investment, and may not be sufficient to prevent or mitigate every cyberattack or security incident.

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
Our computer operations, as well as our other business centers, and those of our suppliers and clients, may be vulnerable to interruption by fire, natural disaster, public health crisis (e.g., pandemics), extreme weather or climate conditions, power loss, telecommunication failures, terrorist attacks, acts of war or civil unrest, internet failures, computer viruses, security breaches, employee or systems errors, and other events beyond our reasonable control. In addition, in remote work environments, the daily activities and productivity of our workforce are now more closely tied to key vendors consistently delivering their services without material disruption. Our ability to deliver information using the internet and to operate in a remote working environment may be impaired because of infrastructure failures, service outages at third-party internet providers, malicious attacks, or other factors.
We currently use multiple providers of cloud services; however, one supplier provides the majority of our cloud computing support. We have limited control over its performance, and a disruption or loss of service from this provider could impair our system's operation and our ability to operate for a period of time.
We maintain back-up facilities and certain other redundancies for each of our data centers to minimize the risk that any event will disrupt those operations, but if we were to suffer such an event it may mean we are unable to provide our service for a prolonged period of time, and our IT disaster recovery processes may not be adequate. In addition, changes we make to our systems, software, infrastructure and processes, including new releases, updates, migrations and configuration changes, could introduce errors, defects or instability that degrade or interrupt our services, and our change-management and testing practices may not identify or prevent such issues before they affect clients. From time to time we have experienced outages across certain of our products and service providers, and we may still experience outages or other disruptions in the future, and such outages or disruptions may have a material adverse effect on the Company.
We are currently implementing, and making progress on, a multi-year project to enhance our information technology disaster recovery processes with modernized tooling and automation to maximize resiliency and minimize recovery time in the event of a service disruption or outage. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers, emergency planning and disaster recovery processes, there can be no assurance that such efforts will be successful or effective. Additionally, we may face significant increases in our use of power and data storage and may experience a shortage of capacity and increased costs associated with such usage.
We may be unable to secure data center capacity, power and computing resources on acceptable terms to meet our future needs
Our business, and in particular our growth and our increasing use of AI, depends on access to data center capacity, power and computing resources, including specialized hardware, whether provided through our own facilities or, increasingly, through third-party cloud and data center providers. Demand for these resources has grown rapidly across the industry, driven in significant part by AI, and has contributed to constrained availability and rising costs. As our needs increase, we may be unable to procure sufficient capacity, power or computing resources when needed, in the locations we require, or on commercially acceptable terms, and we may face increased costs, delays in deploying new products and capabilities, or constraints on our ability to scale. Any of the foregoing could adversely affect our operations, margins and our ability to execute our strategy, and could have a material adverse effect on our business, financial condition or results of operations.
Transition to new and emerging technologies, applications and processes could expose us to unanticipated disruptions or impacts
The technology landscape is constantly evolving. To remain competitive, we must invest, adapt and migrate to new and emerging technologies, applications and processes, including the evolving use of AI technology and agentic AI (see "Our use of AI technologies may not be successful and may present business, compliance, and reputational risks" below for further discussion). Use of more advanced technologies and infrastructure is critical to the development of our products and services, the scaling of our business for future growth, and the accurate maintenance of our data and operations. The implementation of new and emerging technologies and infrastructure, such as migration to new cloud-based systems and increased utilization of AI internally and in our products and services, is complex and can involve substantial expenditures, as well as, risks inherent in the conversion to any new system, including potential loss of information and disruption to operations and compliance issues.
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
Our use of AI technologies may not be successful and may present business, compliance, and reputational risks
We use, and are expanding our use of, machine learning and AI technologies in our products and processes. If we fail to keep pace with rapidly evolving AI technological developments, or fail to launch products that are competitive, our competitive position and business results may be negatively impacted. If our competitors or other third parties incorporate AI technologies, such as emerging generative and agentic AI, into their products and processes more quickly or more successfully than us, this could impair our ability to compete effectively. Our use of AI technologies, including generative and agentic AI, requires resources to develop, test and maintain such products, which is costly. Despite our investments in, and commitment of resources to, the development of AI products and technologies, we may not be successful in generating revenues from these efforts. In addition, third parties may be able to use AI to create technology that could reduce demand for our products and services. Even where our AI-enabled products and services are adopted, we may be unable to monetize them profitably. The cost of developing, delivering and operating AI capabilities — including model licensing, inference and compute costs and the consumption of AI tokens — can be significant and variable, and has increased as we expand our use of AI. Our historical pricing has been based substantially on subscription and user-based models, and our efforts to introduce consumption-, usage- or outcome-based pricing that better aligns the price of our AI-enabled offerings with their underlying cost and value may not succeed or may not be accepted by clients. If client adoption or usage of our AI features exceeds our expectations, or if we are unable to accurately forecast usage, price our offerings appropriately, or pass through the associated costs, our AI-related costs may exceed the revenues these offerings generate, and increased usage could adversely affect our margins. Conversely, if adoption develops more slowly than anticipated, we may be unable to recover our AI investments within the timeframe we expect, or at all. Any of the foregoing could adversely affect our profitability, margins and results of operations.
The introduction of AI technologies, particularly generative and agentic AI, into new or existing offerings may result in new or expanded risks and liabilities, due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, negative client perceptions, confidentiality, data privacy or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. For example, AI technologies can lead to unintended consequences and errors, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and expose us to liability. If the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate, unreliable, misleading, biased, discriminatory or otherwise flawed, any of which may not be easily detectable, our business and reputation may be adversely affected. Use of AI technologies, and the evolving legal, regulatory and compliance framework for AI, could impact our ability to protect our data and intellectual property, as well as vendor and client information, and could expose us to intellectual property or other claims by third parties. Use of AI technologies may also increase risks related to cyberattacks or other security incidents or result in a failure to protect confidential information (see “Unauthorized access to confidential data including client data, other cyber-attacks, and the failure of our cybersecurity systems and procedures” for further discussion). Laws and regulations governing AI are proliferating rapidly across the jurisdictions in which we operate, including the European Union’s Artificial Intelligence Act and a growing and divergent set of national, state and local requirements. These frameworks are evolving, overlapping and in some cases conflicting, which makes it difficult and costly to design, deploy and operate common, globally consistent AI systems, products and controls, and may require us to develop jurisdiction-specific approaches, restrict or delay the availability of certain AI capabilities in certain jurisdictions, or incur significant compliance costs. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to our use of AI. Any of these issues could materially adversely affect our business, financial condition or results of operations.
AI technologies used in our products and processes may use or incorporate data from third-party sources, including information they input into the AI tools, which may expose us to risks associated with data rights and protection, such as risks associated with infringing, misappropriating or otherwise violating others’ intellectual property rights, and we may also be unable to protect our data from unintended use or access by third-party AI systems. Our ability to develop, commercialize and scale AI-enabled products and services depends in significant part on our ability to obtain and maintain sufficient rights to use data, including our own proprietary data, data licensed from third-party suppliers, and data contributed by or relating to our clients, for the training, fine-tuning, grounding, retrieval and output-generation functions of AI models and applications. If we are unable to secure data rights on commercially reasonable terms and at the scale required, we may be unable to fully realize the anticipated benefits of, or generate the expected revenues from, our investments in AI, our AI-enabled offerings may be delayed, constrained or rendered less competitive, and we may be exposed to claims of infringement, misappropriation or breach of contract, any of which could have a material adverse effect on our business, financial condition or results of operations.
Inadequate or inconsistent governance of our internal use of AI could expose us to security, operational, legal and reputational risks
We are rapidly expanding the use of AI technologies, including generative and agentic AI, across our products, internal systems and business processes. The pace of adoption may outpace the maturity of our governance, controls and oversight. If AI tools are adopted inconsistently or in a decentralized manner across our business, or are used outside of our established governance frameworks and approved environments, we may be exposed to increased operational, security, legal, regulatory and reputational risk.
The introduction of agentic AI, which can take autonomous actions across systems, may create new attack surfaces and novel security vulnerabilities that our existing controls were not designed to address. Our policies, controls and monitoring may not keep pace with the rapid evolution of these technologies or with emerging legal and regulatory requirements. Any failure to establish and enforce effective AI governance could result in security incidents, regulatory scrutiny or enforcement, litigation, harm to our reputation and client relationships, and could otherwise have a material adverse effect on our business, financial condition or results of operations.
Strategy and Market Demand Risks
We are undergoing significant organizational change and transformation, and our failure to execute these initiatives effectively could disrupt our business and adversely affect our results
We are undertaking a number of significant organizational, operational and strategic transformation initiatives, including changes to our organizational structure, reporting lines, leadership, product development organization, go-to-market approach, pricing models, and technology and data operations, as well as ongoing investment in AI. These initiatives are complex, are being pursued concurrently, and place substantial demands on management attention and on our workforce. In fiscal 2026, we appointed a new Chief Executive Officer, Chief Financial Officer, Chief People and Workforce Transformation Officer and Chief Technology Officer, among other leadership changes. Significant management transitions of this kind, particularly when they occur concurrently and alongside broader organizational change, involve inherent risk. Such transitions can be disruptive, may result in the loss of institutional or technical knowledge, may affect strategic continuity, execution and decision-making, and may take time to yield their intended benefits. Undertaking too many changes simultaneously, or failing to sequence, resource, prioritize or communicate them effectively, could overwhelm our capacity to execute, disrupt our ongoing business operations, degrade product quality, delivery or client service, and divert resources from revenue-generating activities.
Transformation of this scale may also adversely affect employee morale, engagement and retention, including the potential loss of personnel with critical institutional or technical knowledge, and may strain our culture. The costs and disruption associated with these initiatives may be greater than anticipated, and the anticipated benefits, efficiencies or growth may not be realized on the expected timeframe or at all. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

Competition in our industry may cause price reductions or loss of market share, or limit our growth or profitability
We continue to experience intense competition across all of our products and services, with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. New and existing competitors are constantly developing innovative products or business models, including alternative data, analytics, technology-enabled platforms, and fintech solutions. Many of these competitors also have significant AI capabilities and funding. Some of these competitors may be able to introduce new technology, deliver products and services, or leverage data and analytics faster or more effectively than we can. The rapid pace of technological change, including advances in AI, cloud computing, and machine learning, along with evolving client demands, could cause our products and services to become outdated or less competitive. If we fail to keep pace with innovation, invest in developing new technology or data products, or successfully respond to disruptive competitors and emerging industry standards, our market position, revenues and operating results could be adversely affected. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues and ASV. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products and services. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected. In addition, an increasing amount of free or relatively inexpensive information continues to become available, particularly through the internet and the deployment of AI technologies, which could cause demand for our products and services to be reduced.
Advances in AI may enable our clients and other third parties to build their own solutions and may reduce demand for our products and services
A significant portion of the value we provide derives from the interfaces, applications, workflows, analytics and connectivity through which we deliver data and functionality to our clients. Advances in generative and agentic AI can lower the cost, time and technical expertise required to aggregate and analyze data and to build software, and may make it increasingly feasible for our clients and other third parties to develop their own tools, interfaces and workflows, or to rely on lower-cost or more generalized AI applications, in place of our offerings. This risk may be accelerated by the growing adoption of standards and protocols that make it easier to connect data and AI models directly, potentially reducing the role of, or demand for, the application and delivery layers on which a substantial part of our business depends.
If clients choose to build or adopt such alternatives, they may reduce or discontinue their use of our products and services, or pressure us to change our pricing or the way we package and deliver our offerings. In addition, to the extent we make our data and capabilities more openly accessible through APIs, AI interfaces or other protocols in order to remain competitive and meet client demand, we may facilitate this substitution or make it more difficult to capture the full value of our offerings. Our efforts to adapt our products, delivery models and pricing in response to these developments may not be successful or timely, and any of the foregoing could reduce demand for our products and services and have a material adverse effect on our business, financial condition or results of operations.
The continued shift from active to passive investing could negatively impact user count growth and revenues
The predominant investment strategy today is no longer active investing, which attempts to outperform the market through informed decision-making. Passive investing, which closely matches the performance of market indices, requires little decision-making by investment managers and low operating costs which result in lower fees for the investor. A continued shift to passive investing, resulting in an increased outflow to passively managed index funds, could reduce demand for the services of active investment managers and consequently, the demand of our clients for our products and services.
Uncertainty, downturns or volatility in the global economy and consolidation in the financial services industry may cause us to lose clients and users, or could reduce further growth
Many of our clients are asset and wealth managers, investment and commercial bankers, hedge funds, private equity and venture capital professionals, and other financial services entities. Uncertainty or downturns in the global economy or a lack of confidence in the global financial system could negatively impact our clients, which could cause a corresponding negative impact on our business results. Mergers, consolidation or contraction of our clients in the financial services industry also could directly impact the number of clients, prospective clients and users of our products and services. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. Any of the foregoing could adversely affect our business, financial results and future growth.

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
Further, decision on the part of large institutional clients to purchase our products and services often requires management-level sponsorship and typically depend upon the size of the client, with larger clients having more complex and time-consuming purchasing processes. The process is also influenced by market volatility and market downturns. These characteristics often lead us to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties or downturns in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. Market volatility or market downturns may curtail our clients' spending and lead them to delay or defer purchasing decisions or product service implementations, or cause them to cancel or reduce their spending with us, which could negatively impact our revenues and future growth.
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
Errors or defects can exist at any point in a product's life cycle, but are more frequently found after the introduction of new products or enhancements to existing products. Despite internal testing and testing by clients, our products may contain errors. We may also experience delays while developing and introducing new products for various reasons, such as difficulties in licensing data inputs. Defects, errors, or delays in our products that are significant, or are perceived to be significant, could result in rejection or delay in market acceptance, damage to our reputation, loss of revenues, lower rate of license renewals or upgrades, diversion of development resources, product liability claims or regulatory actions, or increases in service and support costs. In addition, our products and services often require implementation, configuration, integration and onboarding before clients can realize their full value, and this is increasingly complex as we undergo a transformation and introduce new technologies and AI-enabled offerings. If we do not implement, deploy and support our products effectively and on a timely basis, or if clients do not receive adequate onboarding, training or support, clients may not adopt or fully utilize our products, may become dissatisfied, may not renew or expand their subscriptions, or may reduce or terminate their use of our products and services, and we may incur higher service and support costs, any of which could adversely affect our revenues, ASV and results of operations.
Clients are seeking additional contractual protections that may create additional liabilities for us
Clients are increasingly looking to pass on contractual obligations to us, which may include service level, information and cybersecurity requirements and audit rights. Many of our clients in the financial services sector are also subject to regulations and requirements to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships (including as required under the European Union ("EU") Digital Operational Resilience Act ("DORA")), and provide rigorous oversight of relationships that involve certain "critical activities," some of which may be deemed to be provided by us. Any failure on our part to comply with the specific provisions in client contracts, including having appropriate information security capabilities, could result in the imposition of various penalties, which may include termination of contracts, service credits, suspension of payments, contractual penalties, adverse monetary judgments, and, in the case of government contracts, suspension from future government contracting. Even if the outcome of any claims brought against us were ultimately favorable, such a claim would require the time and attention of our management, personnel, as well as financial and other resources and potentially pose a significant disruption to our normal business operations and reputational damage.
Failure to identify, integrate, or realize anticipated benefits of acquisitions and strains on resources as a result of growth
We have historically pursued, and expect to continue to pursue, acquisitions and other strategic transactions as part of our growth strategy, although the level of such activity varies from period to period and may be limited or absent in any given year. There can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. Additionally, there may be integration risks or other risks resulting from acquired businesses. Our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, sales, administrative functions and key personnel of these businesses effectively into our core business. We cannot guarantee that our acquired businesses will perform at the levels anticipated. In addition, past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt operations.
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
Failure to maintain reputation
Our ability to attract and retain clients and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity, including, without limitation, market perception of our sustainability and corporate responsibility policies and practices and our adoption of and use of emerging technologies, could affect our ability to attract and retain clients and employees and our ability to maintain our pricing for our products and services. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.
Increased scrutiny with respect to environmental, social and governance matters
New laws, regulations, policies, and international agreements relating to environmental, social and governance (“ESG”) matters are being developed and formalized in Europe and elsewhere globally, which requires us to comply with specific, target-driven frameworks, disclosure and other requirements in multiple jurisdictions. Increased public, political or media scrutiny concerning ESG or climate matters may negatively affect our reputation. We may face criticism in respect of our climate and ESG products. Simultaneously, there are efforts by some stakeholders to reduce companies' efforts on certain environmental, social and sustainability-related initiatives. Both advocates and opponents of these matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Such scrutiny may impact demand for our products or limit our ability to attract and retain clients, resulting in adverse effects on our business, operating results or financial condition. Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.
Operational Risks
We depend on third-party vendors, partners and service providers, and disruptions to or failures by these third parties could adversely affect our business
We rely on third-party vendors, partners and service providers for a range of critical functions, including cloud hosting and infrastructure, data and content, software, connectivity, and certain operational and business processes, and our reliance on such third parties, including partners, is increasing. We do not control the operations, security or business continuity of these third parties, and they may fail to perform to our standards or contractual requirements, suffer their own security incidents, outages, financial distress or business disruptions, be acquired (including by our competitors), change or discontinue their offerings, or increase their pricing. Concentration among a limited number of key providers, including our reliance on a single provider for the majority of our cloud computing, increases the potential impact of any such failure or disruption and may make it difficult, costly or time-consuming for us to transition to an alternative provider. Any failure by, or disruption to, our key third parties could impair our ability to deliver our products and services, expose us to increased costs, regulatory scrutiny, liability under our client contracts and reputational harm, and could have a material adverse effect on our business, financial condition or results of operations.

Operations outside the U.S. involve additional requirements and burdens that we may not be able to control or manage successfully
In fiscal 2026, approximately 39% of our revenues related to operations located outside the U.S. In addition, approximately 81% of our employees are located in offices outside the U.S., including India and the Philippines. We expect our growth to continue outside the U.S. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in lower-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and restraints and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as language; diverse or less stable political, operating and economic environments and market fluctuations; extreme weather conditions, civil disturbances or other catastrophic events that reduce business activity, including the risk that the current conflicts in Ukraine and Russia and in the Middle East expand in a way that impacts our business and operations; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. In addition, because our non-U.S. workforce and operations are concentrated in a limited number of locations, a local or regional disruption affecting one of these hubs - whether due to natural disaster, extreme weather or climate-related events, public health crises, power or telecommunications failures, civil or political unrest, labor disruption or security incidents - could interrupt or degrade our operations, including data collection, product delivery and client support, and our business continuity and disaster recovery plans may not be adequate to fully mitigate the impact of any such event. If we are not able to adapt efficiently or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.
Failure to enter into, renew or comply with contracts supplying new and existing content sets or products on competitive terms
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which our clients access through our flexible delivery platforms. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements of varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors or smaller entities who may be acquired by our competitors, who have and may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our content suppliers, including those that are also competitors. However, we cannot control the actions and policies of our content suppliers and we may have content suppliers who provide us with notice of termination, or exclude or restrict us from use of their content, or only license such content at prohibitive cost. Additionally, despite our efforts to comply with our third-party content supplier agreements, there can be no assurances that third parties may not challenge our use of their content, especially during periods of economic uncertainty, which could result in increased licensing costs, loss of rights, and costly legal actions. Certain content sets that we rely on have a limited number of suppliers, although we make an effort to have alternative sources available, where reasonable. We are not dependent on any one third-party content supplier to meet the needs of our clients. Two suppliers each represented more than 10% of our total third-party content costs for fiscal 2026. Additionally, we use AI technologies from third party suppliers, which may include open-source software. If we are unable to maintain rights to use these AI technologies on commercially reasonable terms, we may be forced to acquire or develop alternate AI technologies. Our failure to be able to maintain our supplier relationships, or the failure of our suppliers to deliver accurate content or in a timely manner, or the occurrence of a dispute with a vendor over use of their content, could increase our costs and reduce the type of content and products and services available to our clients, which could harm our reputation in the marketplace and adversely affect our business.
Inability to hire and retain key qualified personnel or navigate key management transitions
The development, maintenance, sale, implementation and support of our products and services are dependent upon the knowledge, experience and ability of our highly skilled, educated and trained key personnel. Accordingly, our business is dependent on successfully attracting, retaining and training talented employees and navigating key management transitions (including in our executive leadership team) in a highly competitive business environment. Competition for talent, especially engineering, technology, and sales personnel, is strong. Our ability to attract and retain talented employees is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent.
Key management transitions, such as the transition of our Chief Executive Officer in 2025, involve inherent risk, and such transition periods can be disruptive and may result in a loss of personnel with deep institutional or technical knowledge. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees or offer competitive compensation and benefit packages and career structures, or if we are unable to navigate key management transitions, our ability to develop and deliver successful products and services or achieve strategic goals may be adversely affected, which could have a material adverse effect on our business and results of operations.
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
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we identified a material weakness in our internal control over financial reporting related to the design and operation of our information technology (“IT”) general controls that support our revenues, accounts receivable, and deferred revenues processes, which was remediated as of August 31, 2026. There can be no assurance that other control deficiencies, or a new material weakness, will not occur in the future, whether in these IT general controls or in other areas, particularly as we continue to modernize our technology environment, integrate acquisitions and implement new systems and processes. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. If we identify one or more additional material weaknesses, or, if we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our financial reporting may be adversely affected and could result in violations of applicable securities laws, stock exchange listing requirements, negatively affect investor confidence in our financial statements, subject us to litigation or investigations and adversely impact our stock price and our ability to access capital markets.
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
Many of our clients operate within a highly regulated environment and must comply with governmental legislation and regulations. During the last several years, global regulators have increased their focus on the regulation of the financial services industry. Increased regulation of our clients may increase their expenses, causing them to seek to limit or reduce their costs from outside services such as ours. Some recent legislative and regulatory changes that we believe could impact us and our clients include: (a) in the U.S., the Financial Data Transparency Act of 2022 ("FDTA"), which requires the FDTA’s sponsoring U.S. government agencies to identify standards, including common identifiers, for reporting financial products and transactions to those agencies; (b) in the EU, the EU’s DORA imposes operational resilience and cyber security standards and obligations, including technical and organizational standards and responsibilities which require technology and/or organizational investment, upon (i) many of our financial market clients, who aim to pass such obligations onto vendors, including us, and (ii) information and communications technology providers designated by the EU as “Critical Third Party Providers.” The UK is advancing similar legislation and other jurisdictions could follow; and (c) in Asia Pacific, we and our clients are subject to a number of regulatory risks. For example, in China, there is an evolving regulatory environment and complex data security and data transfer regulations. These factors may increase compliance risk and costs for us and our clients.

Adverse resolution of litigation or governmental investigations
We are party to various legal proceedings, claims, and litigation in the normal course of our business and from time to time the subject of government and regulatory proceedings, investigations, and inquiries, as discussed in Item 3. Legal Proceedings, of this Annual Report on Form 10-K, and we face the risk that additional proceedings, litigation, investigations and inquiries may arise in the future. For example, on March 4, 2022, plaintiffs filed a purported class action, Dinosaur Financial Group LLC et al. v. S&P Global, Inc. et al., in the United States District Court for the Southern District of New York, against FactSet, S&P Global, Inc., and the American Bankers Association. Plaintiffs generally allege that CGS's license terms and enforcement practices charged fees for CGS data delivered through third-party vendors in purported violation of copyright, federal antitrust, and state unfair business practices laws, as well as breach of contract, and seek damages and injunctive relief. On July 14, 2023, the court dismissed plaintiffs' copyright, breach of contract, and half of the federal antitrust claims. On August 28, 2026, the court granted certification of a class of certain subscribers to CGS data. On September 10, 2026, the court vacated that order and scheduled additional class certification briefing. We can provide no assurance as to the scope and outcome of this matter, and we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our business, results of operations, financial position, or cash flows.
Any proceedings, litigation, claims, investigations or inquiries impose additional expenses on the Company, require the attention of senior management, and could ultimately result in adverse judgments, damages, fines, penalties, activity restrictions, reduced demand for our products and services, or negative impacts on our cash flows, which could have a material adverse effect on our business, financial condition or results of operations. In view of the uncertainty inherent in such matters, we cannot predict the outcome of the matters we are currently facing or the timing of their resolution, or in most cases reasonably estimate what the eventual impact may be. The outcome of, or cost of defending, matters we are currently facing or that we may face in the future could have a material adverse effect on our business, financial condition, or results of operations.
From time to time, we receive client complaints. In the interest of managing client relationships, we may from time to time engage in dialogue with clients in an effort to resolve such complaints, and if such complaints cannot be resolved through dialogue, we may face litigation regarding such complaints.
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
Changes in tax laws and other tax-related risks could adversely affect our financial results
We are subject to income and other taxes in the United States and various foreign jurisdictions. Determining our tax obligations requires significant judgment and relies on estimates and assumptions. Tax authorities may challenge our interpretations of applicable tax laws or the treatment of our transactions. In the ordinary course of business, we are subject to examinations by tax authorities. The outcomes of these examinations and related disputes may differ from amounts recorded and could result in additional tax liabilities and related costs, adversely affecting our results of operations, financial condition and cash flows.
Our effective tax rate may be affected by changes in the geographic mix of earnings and our ability to realize tax benefits. Changes in tax laws, regulations or treaties, or their interpretation, application or enforcement, including changes relating to international taxation and minimum tax requirements, could increase our tax obligations, effective tax rate and compliance costs. Evolving guidance, differences in implementation across jurisdictions and potentially conflicting tax requirements may create additional uncertainty and complexity in determining, collecting and remitting taxes. Refer to Part II, Item 8. Note 8, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Financial Market Risks
Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements
Due to the global nature of our operations, we are exposed to market risk arising from fluctuations in foreign currency exchange rates, particularly in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. These fluctuations can adversely affect our financial results. To the extent our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we use derivative instruments, specifically foreign currency forward contracts, that are designed to offset the impact of currency movements on a portion of our projected operating expenses related to our primary currency exposures; however, our attempt to hedge fluctuations in foreign currency exchange rates may not be successful, which could cause an adverse impact on both our results of operations and cash flows.
Business performance may not be sufficient to meet financial guidance or publicly disclosed long-term targets
We provide public, full-year financial guidance based upon assumptions regarding our expected financial performance. We can provide no assurances that we will be able to meet such financial guidance or maintain the levels of growth and profitability that we have experienced in the past, or that our growth strategies will be successful. If we are unable to successfully execute on our strategies to achieve our growth objectives and retain our existing clients, or if we experience higher than expected operating costs or taxes, we risk not meeting our full-year financial guidance or may find it necessary to revise such guidance during the year, which could have an adverse impact on our stock price.
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
In addition, the U.S. has imposed tariffs on many foreign products, including tariffs on imports from China, Canada, and many other foreign countries, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products and restrictions on exports to the U.S. Such developments have the potential to adversely impact the U.S. economy, our industry and the demand for our products. There remains uncertainty surrounding tariffs imposed by the U.S., China and other foreign countries, and trade relations between these nations, and we cannot predict whether these policies will continue, or if new policies will be enacted (which may restrict our ability to operate in China and other countries, or lead to other consequences, such as the need to comply with data localization requirements). As a result, such changes could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to meet our payment and other obligations under our debt depends on our ability to generate sufficient cash flow in the future. We cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available, or available on favorable terms, to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs. Certain of our borrowings are based upon variable interest rates, and, in the event of increases in interest rates, this could result in higher interest expense. We may need or want to refinance our existing debt or incur additional debt from time to time, and if we do so, we may be subject to less favorable terms.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We maintain an information security program with a dedicated internal team that is tasked with leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our information security team is responsible for identifying, assessing, managing, and responding to cybersecurity risks, threats and incidents relating to the protection of our information assets, systems and operations. The information security team also oversees the detection, prevention, mitigation and remediation of cybersecurity incidents. Our information security team monitors emerging cyber threat activity to tune and upgrade our cyber capabilities.
Our information security program is managed by a dedicated Chief Information Security Officer ("CISO") who reports to our Chief Technology Officer, a member of our Executive Leadership Team ("ELT"). Our CISO has over 30 years of experience working in technology and cybersecurity at financial services companies, including serving as CISO of a major financial institution. The information security team is comprised of approximately 70 employees, with dedicated teams assigned to governance, risk and compliance, identity and access management, strategy and architecture, product security, and cyber incident detection and response. The team operates from FactSet locations around the world, including offices in the U.S., India, the Philippines and Europe.
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
FactSet's information security program is grounded in a threat-led risk-based approach. We continuously assess the maturity of our program against evolving threats and leading frameworks, and we identify and prioritize areas for enhancement, which we address through a multi-year cybersecurity strategy. Our information security team undertakes various activities to assess, identify and manage risks from cybersecurity threats, including managing security controls, conducting penetration testing, leading training and tabletop exercises (including an annual tabletop exercise with the ELT), and conducting internal and external vulnerability assessments. All FactSet's employees receive mandatory annual cybersecurity training; software engineers receive training on secure software development best practices; and other ad hoc training is provided to employees on the latest cyber threat landscape. In addition, we also perform quarterly "phishing simulations" to test the effectiveness of our security training program.
FactSet's information security team performs annual adversarial penetration testing with leading service providers, to mimic motivated threat actors, to assess the internal and external security posture of the Company. Findings from the penetration test and our internal and external vulnerability assessments are classified using a combination of scores and internal business metrics.
We have processes to identify and mitigate cybersecurity risks stemming from our relationships with third parties, including protocols to assess vendors' cybersecurity programs before we engage them and to monitor vendors, once engaged, for ongoing compliance with our cybersecurity standards.
We also have an incident response plan and scenario playbooks that provide procedures for how we can detect, respond to, and recover from potential cybersecurity incidents, which include processes designed to triage, assess severity, escalate, contain, investigate, and remediate any incident, as well as to comply with any applicable legal obligations and mitigate potential brand and reputational damage.
Our information security program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management, including the ELT and the FactSet Audit Committee, and, where appropriate, the Board of Directors (the "Board"). We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. These efforts inform our ongoing, multi-year program to mature our cybersecurity posture as the external threat environment evolves.
The cybersecurity threat landscape is dynamic and volatile and requires significant investment. To date, risks from cybersecurity threats have not materially affected, and we do not believe are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. As discussed more fully under Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K, although our processes are designed to help identify, detect, prevent, respond to, and mitigate cybersecurity risks, cybersecurity threats are rapidly evolving and we may not be able to anticipate, prevent, or detect all such attacks and there is no guarantee that a future cybersecurity incident could not materially affect our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Cybersecurity is an important part of the risk management focus of our Audit Committee, Board and ELT. The Audit Committee has primary oversight of our technology and cyber risk profile, cyber strategies and information security initiatives. The Audit Committee monitors management’s responsibility in the area of risk oversight, including cybersecurity risks. At each regular meeting, the Audit Committee receives updates from the CISO regarding trends, emergent risks to our technology infrastructure, major updates on security assessments and threat landscape, and the steps we are taking to respond to these matters. The full Board is kept informed through regular updates from the Audit Committee Chair and an annual update from the CISO, or as may otherwise be required.
Management has day-to-day responsibility for identifying risks facing FactSet, formulating risk management policies and procedures, managing our key risk exposures on a day-to-day basis and setting the right “tone at the top.” As part of this, the ERM and technology teams, including the CISO, also deliver regular updates to the ELT on cybersecurity and related matters.

ITEM 2. PROPERTIES
As of August 31, 2026, we have 33 offices worldwide, including our corporate headquarters located at 45 Glover Avenue, Norwalk, Connecticut where we occupy 91,718 square feet of office space. These offices include our data content collection offices located in India and the Philippines. We also have two data centers that support our technological infrastructure located in the U.S.
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
London, United Kingdom
Luxembourg, Luxembourg
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Stockholm, Sweden
Asia Pacific	Chennai, India
Hong Kong SAR, China
Hyderabad, India
Manila, the Philippines
Melbourne, Australia
Mumbai, India
Shanghai, China
Singapore
Sydney, Australia
Tokyo, Japan
ITEM 3. LEGAL PROCEEDINGS
Refer to Part II, Item 8. Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE and Nasdaq under the symbol "FDS".
Holders of Record – As of October 15, 2026, we had approximately 1,757 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends - We paid four quarterly dividends during fiscal 2026. In the third quarter of fiscal 2026, we increased our quarterly cash dividend from $1.10 to $1.16 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Refer to Part II, Item 8. Note 12, Stockholders' Equity, in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for more information on our dividends.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during fiscal 2026.
Issuer Purchases of Equity Securities
The following table provides a month-to-month summary of the share repurchase activity during the three months ended August 31, 2026:

(in thousands, except share and per share data)
Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs(3)
June 2026	272,927	$237.60	272,927	$429,152
July 2026	196,850	$252.12	196,850	$379,521
August 2026	84,264	$284.85	82,287	$356,039
	554,041		552,064
(1)Includes 552,064 shares repurchased under the stock repurchase program, as well as 1,977 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.
(2)Amount does not reflect the impact of any excise tax imposed on corporate stock repurchases required under the Inflation Reduction Act of 2022.
(3)On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of August 31, 2026, we had $356.0 million that remained authorized under our share repurchase program. Repurchases may be made from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. It is expected that share repurchases will be paid using existing and future cash generated by operations. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, of this Annual Report on Form 10-K for further discussion on our share repurchase program.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Stock Performance Graph
The annual changes for the five-year period shown in the graph below assume $100 had been invested in our common stock, the S&P 500 Index, the Dow Jones U.S. Financial Services Index and the S&P 500 Financial Exchange and Data Index on August 31, 2021.
The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2026. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

Comparison of Five-Year Cumulative Total Return
Cumulative Total Shareholder Return
$200
$175
$150
$125
$100
$75
2021
2022
2023
2024
2025
2026
FactSet Research Systems Inc.
S&P 500 Index
Dow Jones U.S. Financial Services Index
S&P 500 Financial Exchanges and Data Index

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, our Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission. For a similar detailed discussion comparing fiscal 2025 and 2024, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.
Our MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Overview
•Annual Subscription Value ("ASV")
•Client and User Additions
•Employee Headcount
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Foreign Currency Exposure
•Critical Accounting Estimates
•New Accounting Pronouncements
Executive Overview
FactSet is a global data and AI solutions provider to the financial markets with open and flexible technologies that deliver financial intelligence to finance professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, AI-powered technologies used by global financial professionals to power their critical investment, dealmaking and advisory workflows. As of August 31, 2026, we had more than 9,200 clients and over 260,000 professionals using our solutions, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge fund professionals, corporate users, private equity and venture capital professionals, and market infrastructure participants. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions that include workstations, portfolio analytics, enterprise data solutions, and AI solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting, and AI-enabled workflows.
We drive our business based on a detailed understanding of our clients’ workflows. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research advisory, dealmaking and investment ideas and analyze, monitor and manage their portfolios. Our solutions for institutional buyside clients span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our banking solutions facilitate company and market research, enabling clients to perform fundamental analysis, generate ideas, and build and distribute presentations through proprietary and third-party databases with global coverage of public and private markets, granular industry metrics, and deep historical data. Our wealth solutions support home office, advisory, and client engagement workflows, providing financial advisors with tools to monitor markets and their book of business, prospect for new clients, and generate proposals, while enhancing existing client relationships and improving firm-wide efficiency across the investment portfolio lifecycle. We provide open and flexible data and technology offerings, including a configurable desktop and mobile platform, comprehensive data solutions, cloud-based digital solutions, APIs, and MCP servers. AI is embedded throughout these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. Our platform and solutions are supported by our client success and service teams.
We operate our business through three segments: the Americas, EMEA and Asia Pacific. Within each segment, we offer a range of products, data, managed services, and analytical applications which can be tailored to a wide range of workflows. Refer to

Part I, Item 1. Business - Business Overview and Business Strategy and Part II, Item 8. Note 16, Segment Information, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Fiscal 2026 in Review
Revenues totaled $2,476.3 million for fiscal 2026, an increase of 6.7% compared to the prior year, driven by a corresponding 6.7% increase in organic revenues. Revenues increased in all our segments, mainly in the Americas. Revenues increased primarily from workstations, data solutions and, to a lesser extent, portfolio management and trading solutions. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Non-GAAP Financial Measures, of this Annual Report on Form 10-K for a definition of organic revenues and a reconciliation between revenues and organic revenues.
As of August 31, 2026, organic annual subscription value ("Organic ASV") totaled $2,568.2 million, an increase of 7.0% over the prior year. Organic ASV increased in all our segments, with the majority of the increase in the Americas. Organic ASV growth was mainly driven by data solutions and, to a lesser extent, workstations and middle office solutions. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Annual Subscription Value, of this Annual Report on Form 10-K for the definition of Organic ASV.
Operating margin was 28.3% for fiscal 2026, compared with 32.2% for fiscal 2025. This decrease was primarily driven by higher operating expenses as a percentage of revenues, mainly due to an increase in employee compensation costs, primarily driven by restructuring charges, higher variable compensation costs and one-time CEO compensation costs pursuant to the terms of his employment agreement, partially offset by growth in revenues.
Net income for fiscal 2026 was $533.5 million, a decrease of 10.6% from the prior year. Diluted earnings per common share ("Diluted EPS") for fiscal 2026 was $14.57, a decrease of 6.3% compared with the prior year. These decreases were primarily driven by higher operating expenses, including non-recurring items, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by a reduction in the diluted weighted average common shares outstanding of approximately 1.8 million shares.
We returned $808.1 million to our stockholders in the form of share repurchases and dividends during fiscal 2026.
As of August 31, 2026, our client and user counts were 9,258 and 260,671, respectively. Our employee headcount was 12,444 as of August 31, 2026, a decrease of 2.8% compared to the prior year, primarily due to restructuring and reduced hiring, reflecting net headcount reductions of 5.5% in the Americas, 2.3% in Asia Pacific and 1.2% in EMEA.
Annual Subscription Value ("ASV")
We believe ASV reflects our ability to grow recurring revenues and generate positive cash flows, and thus serves as a key indicator of the successful execution of our business strategy.
–ASV at any point in time represents our forward-looking revenues for the next 12 months from all recurring services currently being supplied to clients.
–Organic ASV at any point in time equals our ASV excluding ASV from acquisitions and the comparable impact of dispositions and discontinued lines of business, effected within the last 12 months, and the impact of foreign currency movements.
Organic ASV
The following table presents the calculation of Organic ASV as of August 31, 2026. With proper notice provided as contractually required, our clients can add to, delete portions of, or terminate service, subject to certain limitations.

(dollar amounts in millions)	As of August 31, 2026
ASV	$2,565.2
Impact from foreign currency movements	3.0
Organic ASV	$2,568.2
Organic ASV annual growth rate(1)	7.0%
(1) For comparability purposes, in calculating the organic ASV annual growth rate, the prior year excludes ASV from dispositions and discontinued lines of business effected within the last 12 months.

Organic ASV increased in all our segments, with the majority of the increase in the Americas. The increase in Organic ASV was primarily driven by data solutions and, to a lesser extent, workstations and middle office solutions. This increase is derived from higher net sales to existing clients and, to a lesser extent, sales to new clients.
Segment ASV
As of August 31, 2026, ASV from the Americas represented 65% of total ASV and was $1,678.2 million, an increase from $1,570.1 million as of August 31, 2025. Americas Organic ASV was also $1,678.2 million as of August 31, 2026, a 7.1% increase from the prior year. The Organic ASV increase in the Americas was primarily driven by data solutions and workstations.
As of August 31, 2026, ASV from EMEA represented 24% of total ASV and was $620.9 million, an increase from $591.6 million as of August 31, 2025. EMEA Organic ASV was $623.6 million as of August 31, 2026, a 5.2% increase from the prior year. The EMEA Organic ASV increase was mainly from data solutions and, to a lesser extent, workstations.
As of August 31, 2026, ASV from Asia Pacific represented 11% of total ASV and was $266.1 million, an increase from $243.9 million as of August 31, 2025. Asia Pacific Organic ASV was $266.4 million as of August 31, 2026, a 10.6% increase from the prior year. The Asia Pacific Organic ASV increase was primarily driven by data solutions, workstations and middle office solutions.
Client and User Additions
The table below presents our total clients and users:

	As of August 31,
	2026	2025	% Change
Clients(1)	9,258	8,996	2.9%
Users	260,671	237,324	9.8%
(1)The client count includes clients with ASV of $10,000 and above.
Our total client count increased mainly due to corporate clients and user count increased primarily due to wealth management users.
Annual ASV retention was greater than 95% of ASV as of August 31, 2026 and August 31, 2025. When expressed as a percentage of clients, annual retention was 90% as of August 31, 2026, compared with 91% as of August 31, 2025.
Employee Headcount
As of August 31, 2026, our net employee headcount decreased by 2.8% to 12,444, compared with 12,800 employees as of August 31, 2025. This net headcount reduction was primarily in the content operations group and was driven by restructuring and reduced hiring.
Our net headcount reduction as of August 31, 2026, compared to August 31, 2025, was 5.5% in the Americas, 2.3% in Asia Pacific and 1.2% in EMEA. As of August 31, 2026, we had 8,652 employees located in Asia Pacific, 2,373 in the Americas and 1,419 in EMEA. Approximately 68% of our employees are located in our COEs.

Results of Operations
For an understanding of the significant factors that influenced our performance during fiscal 2026 and 2025, the following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes presented in Part II, Item 8. in this Annual Report on Form 10-K.
The following table summarizes the results of operations for the years presented:

	Years ended August 31,
(in thousands, except per share data)	2026	2025	% Change
Revenues	$2,476,256	$2,321,748	6.7%
Cost of services	1,223,146	1,097,782	11.4%
Selling, general and administrative	553,153	475,663	16.3%
Operating income	$699,957	$748,303	(6.5)%

Net income	$533,481	$597,040	(10.6)%
Diluted weighted average common shares	36,612	38,385
Diluted EPS	$14.57	$15.55	(6.3)%
Revenues
The growth in revenues of 6.7% was driven by a corresponding 6.7% increase in organic revenues, which totaled $2,464.6 million for fiscal 2026, and a net increase of 0.1% from foreign currency exchange rate fluctuations, partially offset by a 0.1% decrease from disposition revenues, net of acquisition revenues. Revenues increased in all our geographic segments, primarily in the Americas. The increase in revenues was mainly from workstations, data solutions and, to a lesser extent, portfolio management and trading solutions.
Revenues by Segment
The following table summarizes our revenues by segment:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	% Change
Americas	$1,617,438	$1,506,108	7.4%
% of revenues	65.3%	64.9%
EMEA	$605,339	$580,284	4.3%
% of revenues	24.4%	25.0%
Asia Pacific	$253,479	$235,356	7.7%
% of revenues	10.3%	10.1%
Consolidated	$2,476,256	$2,321,748	6.7%
Americas
The growth in revenues of 7.4% was driven by a 6.9% increase in organic revenues and a 0.5% increase from acquisition revenues, net of disposition revenues. The increase in revenues was mainly driven by workstations, data solutions, and portfolio management and trading solutions.
EMEA
The growth in revenues of 4.3% was driven by a 5.0% increase in organic revenues and a 0.5% net increase from foreign currency exchange rate fluctuations, partially offset by a 1.2% decrease related to disposition revenues, net of acquisition revenues. The increase in revenues was primarily from data solutions and workstations, partially offset by a decrease in revenues due to the disposition.
Asia Pacific
The growth in revenue of 7.7% was driven by a 9.9% increase in organic revenues, partially offset by a 1.7% decrease related to disposition revenues, net of acquisition revenues, and a 0.5% net decrease from foreign currency exchange rate fluctuations. The increase in revenues was mainly driven by data solutions, workstations and middle office solutions, partially offset by a decrease in revenues due to the disposition.
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
The following table summarizes the components of our total operating expenses and operating margin:

(dollar amounts in thousands)	Years ended August 31,
	2026	2025	% Change
Cost of services	$1,223,146	$1,097,782	11.4%
SG&A	553,153	475,663	16.3%
Total operating expenses	$1,776,299	$1,573,445	12.9%

Operating income	$699,957	$748,303	(6.5)%
Operating margin	28.3%	32.2%
Cost of Services
The increase in Cost of services was primarily due to higher employee compensation costs and, to a lesser extent, an increase in amortization of intangible assets and technology-related expenses. When expressed as a percentage of revenues, Cost of services was 49.4% for fiscal 2026, an increase of 210 basis points compared with fiscal 2025, primarily driven by:
•Employee compensation costs increased by 100 basis points, primarily driven by restructuring charges to drive organizational efficiencies and higher annual base salaries mainly due to annual merit increases.
•Amortization of intangible assets increased by 50 basis points, mainly due to an increase in capitalized internal-use software development costs.
•Technology-related expenses increased by 40 basis points, primarily driven by higher spend in cloud-based hosting services and licensed software arrangements.

Selling, General and Administrative
The increase in SG&A was primarily driven by higher employee compensation costs. When expressed as a percentage of revenues, SG&A was 22.3% for fiscal 2026, an increase of 190 basis points compared with fiscal 2025, mainly due to:
•Employee compensation costs increased 220 basis points, primarily due to higher variable compensation costs and stock-based compensation expense mainly due to the recognition, over their respective service periods, of the one-time cash bonus and equity awards granted to our CEO pursuant to the terms of his employment agreement. In addition, variable compensation costs increased mainly due to financial achievement against targets.
Operating Income and Operating Margin
Operating income decreased 6.5% to $700.0 million in fiscal 2026, compared with $748.3 million in fiscal 2025. Operating margin decreased to 28.3% in fiscal 2026, compared with 32.2% in the prior year, primarily driven by higher operating expenses, mainly due to an increase in employee compensation costs, partially offset by growth in revenues. The increase in employee compensation costs was primarily driven by restructuring charges, higher variable compensation costs and one-time CEO compensation costs pursuant to the terms of his employment agreement.
Operating Income by Segment
We operate our business through three segments: the Americas; EMEA; and Asia Pacific. Refer to Part II, Item 8. Note 16, Segment Information in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our segments. The following table summarizes our operating income by segment:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	% Change
Americas	$259,566	$305,963	(15.2)%
EMEA	258,403	274,002	(5.7)%
Asia Pacific	181,988	168,338	8.1%
Total Operating Income	$699,957	$748,303	(6.5)%
Americas
Americas operating income decreased primarily due to higher employee compensation costs and, to a lesser extent, amortization of intangible assets and technology-related expenses, partially offset by growth in revenues of 7.4%.
•Employee compensation costs increased primarily due to higher variable compensation costs, restructuring charges and an increase in stock-based compensation expense. Variable compensation costs increased due to financial achievement against targets. In addition, the increase in variable compensation costs and stock-based compensation expense was driven by the recognition, over their respective service periods, of the one-time cash bonus and equity awards granted to our CEO pursuant to the terms of his employment agreement. The restructuring charges were related to driving organizational efficiencies.
•Amortization of intangible assets increased mainly due to an increase in capitalized internal-use software development costs.
•Technology-related expenses increased primarily due to higher spend in cloud-based hosting services and licensed software arrangements.
EMEA
EMEA operating income decreased primarily due to higher employee compensation costs, partially offset by growth in revenues of 4.3%. Employee compensation costs increased mainly due to higher annual base salaries, driven by annual merit increases, and restructuring charges to drive organizational efficiencies.
Asia Pacific
Asia Pacific operating income increased mainly due to growth in revenues of 7.7%, partially offset by higher employee compensation costs driven by an increase in annual base salaries, primarily from annual merit increases.

Income Taxes
The provision for income taxes and the effective tax rate are as follows:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	% Change
Income before income taxes	$649,716	$720,958	(9.9)%
Provision for income taxes	$116,235	$123,918	(6.2)%
Effective tax rate	17.9%	17.2%
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions in which we conduct our business. Our effective tax rate will vary based on, among other factors, changes in levels of foreign income, as well as other non-recurring events.
Our effective tax rate for fiscal 2026 was 17.9% compared with 17.2% for fiscal 2025. This increase was primarily due to a stock-based compensation tax shortfall and the limitation on the deductibility of executive compensation, partially offset by the favorable resolution of uncertain tax positions in the U.S. All local, federal and foreign taxes payable were paid in a timely manner, subject to normal audits of open years.
For a reconciliation from the U.S. corporate tax rate to our effective tax rates for the periods presented, refer to Part II, Item 8. Note 8, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Net Income and Diluted EPS

	Years ended August 31,
(in thousands, except per share data)	2026	2025	% Change
Net income	$533,481	$597,040	(10.6)%
Diluted weighted average common shares	36,612	38,385	(4.6)%
Diluted EPS	$14.57	$15.55	(6.3)%
The decrease in Net income and Diluted EPS for fiscal 2026, compared with fiscal 2025, was primarily driven by higher operating expenses, including non-recurring items, partially offset by growth in revenues. The decrease in Diluted EPS was also partially offset by lower diluted weighted average common shares outstanding.
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
Organic revenues equals our revenues, excluding the current year impact of revenues from acquisitions and the comparable impact of dispositions and discontinued lines of business, effected within the past 12 months ("Acquisition revenues", and disposition and discontinued lines of business together, "Disposition revenues", respectively) and the current year impact of foreign currency movements. For acquisitions, organic revenues exclude current year revenues that were incurred prior to the first anniversary date of an acquisition. For dispositions and discontinued lines of business, prior year organic revenues exclude the prior year comparable revenues that were incurred before the date of disposition or discontinuance.

The table below provides an unaudited reconciliation of revenues to organic revenues:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	% Change
Revenues	$2,476,256	$2,321,748	6.7%
Acquisition revenues	(10,066)	—
Disposition revenues	—	(12,461)
Currency impact	(1,576)	—
Organic revenues	$2,464,614	$2,309,287	6.7%
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

	Years ended August 31,
(in thousands, except per share data)	2026	2025	% Change
Operating income	$699,957	$748,303	(6.5)%
Intangible asset amortization	76,205	73,036
Restructuring/severance	46,200	259
CEO onboarding costs(1)	19,521	1,675
Business disposition, acquisitions and related costs	8,255	17,761
India Labor Codes Reform	2,883	—
Asset impairment	887	—
Client bankruptcy charges	750	—
Litigation reserve	650	—
Sales Tax Dispute(2)	—	2,398
Adjusted operating income	$855,308	$843,432	1.4%
Operating margin	28.3%	32.2%
Adjusted operating margin(3)	34.5%	36.3%
Net income	$533,481	$597,040	(10.6)%
Intangible asset amortization	58,762	54,074
Restructuring/severance	35,625	192
CEO onboarding costs(1)	15,053	1,240
Impairment within Other assets(4)	12,338	—
Business disposition, acquisitions and related costs	6,365	13,150
India Labor Codes Reform	2,223	—
Asset impairment	684	—
Client bankruptcy charges	578	—
Litigation reserve	501	—
Sales Tax Dispute(2)	—	1,775
Gain on business divestiture	—	(17,205)
Gain on sale of investments	(5,015)	—
Non-operating income from business disposition	(604)	—
Income tax items	(493)	1,351
Adjusted net income(5)	$659,498	$651,617	1.2%

Net income	$533,481	$597,040	(10.6)%
Interest expense	54,684	56,324
Income taxes	116,235	123,918
Depreciation and amortization expense	180,830	157,691
EBITDA	$885,230	$934,973	(5.3)%
Non-recurring non-cash expenses(6)	26,177	—
Adjusted EBITDA	$911,407	$934,973	(2.5)%
Diluted EPS	$14.57	$15.55	(6.3)%
Intangible asset amortization	1.60	1.41
Restructuring/severance	0.97	0.01
CEO onboarding costs(1)	0.41	0.03
Impairment within Other assets(4)	0.34	—
Business disposition, acquisitions and related costs	0.18	0.34
India Labor Codes Reform	0.06	—
Asset impairment	0.02	—
Client bankruptcy charges	0.02	—
Litigation reserve	0.01	—
Sales Tax Dispute(2)	—	0.05
Gain on business divestiture	—	(0.45)
Gain on sale of investments	(0.14)	—
Non-operating income from business disposition	(0.02)	—
Income tax items	(0.01)	0.04
Adjusted Diluted EPS(5)	$18.01	$16.98	6.1%
Weighted average common shares (diluted)	36,612	38,385
(1)For fiscal 2026, these costs are related to the recognition, over their respective service periods, of one-time make-whole cash and equity awards issued to our CEO pursuant to the terms of his employment agreement.
(2)Related to a resolved matter with the Massachusetts Department of Revenue. Refer to Part II, Item 8. Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for further discussion on this matter.
(3)Adjusted operating margin is calculated as Adjusted operating income divided by Revenues.
(4)Related to the impairment of an equity investment that was recorded to Other income (expense), net on the Consolidated Statements of Income.
(5)For purposes of calculating Adjusted net income and Adjusted Diluted EPS, all adjustments were taxed at an adjusted tax rate of 22.9% and 26.0% for fiscal 2026 and fiscal 2025, respectively.
(6)Primarily related to the impairment of certain equity investments and the recognition, over their respective service periods, of one-time equity awards issued to our CEO.
Liquidity and Capital Resources
As of August 31, 2026, Cash and cash equivalents were $233.3 million and restricted cash was $6.3 million, compared with Cash and cash equivalents of $337.7 million and restricted cash of $14.0 million as of August 31, 2025. Refer to Summary of Cash Flows within this section below, for more information on cash flows during fiscal 2026 and 2025.
Our Cash and cash equivalents as of August 31, 2026 are held in numerous locations throughout the world, with $105.9 million in EMEA (with the largest balance held in the UK), $81.9 million in the Americas (with the largest balance held in the U.S.) and the remaining $45.5 million in Asia Pacific (with the largest balances held in the Philippines and India).

We consider a portion of the unremitted earnings of our foreign subsidiaries and outside basis differences not related to those earnings to be permanently reinvested, where applicable. These unremitted earnings and outside basis differences could give rise to tax liabilities if ever remitted or if a foreign subsidiary was sold. As of August 31, 2026, it is not practicable to determine the deferred tax liability associated with such earnings or basis differences. In addition, we have not provided for deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner.
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
Sources of Liquidity
Debt Agreements
In addition to the discussion below, refer to Part II, Item 8. Note 10, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our outstanding borrowings.
2025 Credit Agreement
On April 8, 2025, we entered into a credit agreement (the "2025 Credit Agreement") under which we borrowed $500.0 million under a senior unsecured term loan credit facility (the "2025 Term Facility") and obtained a $1.0 billion senior unsecured revolving credit facility (the "2025 Revolving Facility"). The 2025 Revolving Facility, together with the 2025 Term Facility, are referred to as the "2025 Credit Facilities". The 2025 Credit Facilities contain incremental provisions that permit us to seek additional commitments of up to $1.0 billion under the 2025 Credit Facilities from lenders or other financial institutions. The 2025 Revolving Facility also provides for up to $100.0 million in the form of letters of credit and up to $100.0 million in the form of swingline loans.
On August 28, 2026, we entered into Amendment No. 1 (the “Amendment Agreement”) to the 2025 Credit Agreement, which primarily (a) extended the maturity date of the 2025 Term Facility from April 8, 2028 to August 28, 2029, (b) extended the maturity date of the 2025 Revolving Facility from April 8, 2030 to August 28, 2031 and increased the revolving commitments by $500.0 million to a total of $1.5 billion without reducing the capacity under the incremental facilities provisions described above, (c) removed the scheduled quarterly principal payment obligations with respect to the 2025 Term Facility and (d) removed the credit spread adjustment of 0.1% for borrowings under the 2025 Credit Facilities.
Subsequent to the Amended Agreement, the 2025 Credit Facilities are not subject to any mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty.
As of August 31, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and we had no outstanding borrowings under the 2025 Revolving Facility. Subsequent to August 31, 2026, we borrowed $90.0 million under the 2025 Revolving Facility.
Following the Amendment Agreement and from August 28, 2026 through August 31, 2026, outstanding borrowings under the Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. Interest on the 2025 Credit Facilities is currently payable on the last business day of each month, in arrears.
We continue to pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% from April 8, 2025 through August 31, 2026.
The 2025 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2025 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.

The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of August 31, 2026.
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
Uses of Liquidity
Returning Value to Stockholders
We returned $808.1 million and $460.4 million to our stockholders in the form of share repurchases and dividends during fiscal 2026 and 2025, respectively.
Share Repurchase Program
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. During fiscal 2026 and 2025, we repurchased 2,608,284 shares for $644.0 million and 684,960 shares for $300.5 million, respectively.
There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program. On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which is available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of August 31, 2026, $356.0 million remained available under our share repurchase program.
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
During fiscal 2026 and 2025, we paid dividends of $164.2 million and $160.0 million, respectively. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Acquisitions
Our acquisitions with the most significant cash flows from fiscal 2024 through fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin"). Refer to Part II, Item 8. Note 5, Acquisitions in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on these acquisitions.
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
LiquidityBook provides cloud-native trading solutions to hedge fund, asset and wealth management, outsourced trading, and sell-side middle office clients. LiquidityBook operates a proprietary FIX network that enabled, as of the acquisition date, streamlined connectivity to over 200 brokers and order routing to more than 1,600 destinations across 80 markets globally. This acquisition adds technology-forward order management and investment book of record capabilities and enhances FactSet’s ability to serve the integrated workflow needs of clients across the portfolio life cycle.
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
Contractual Obligations
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. As of August 31, 2026 and 2025, we had total purchase obligations with suppliers and vendors of approximately $360 million and $352 million, respectively. Our total purchase obligations as of August 31, 2026 primarily relate to the acquisition of data, hosting services, and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt. Refer to Part II, Item 8. Note 9, Leases and Note 10, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our lease commitments and outstanding debt obligations, respectively.
Summary of Cash Flows
The following table provides a summary of our net cash flow activity for the fiscal years presented:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$822,200	$726,260	$95,940
Net cash provided by (used in) investing activities	(132,504)	(392,773)	260,269
Net cash provided by (used in) financing activities	(799,447)	(407,821)	(391,626)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,309)	3,050	(5,359)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(112,060)	$(71,284)	$(40,776)
Operating
For fiscal 2026, net cash provided by operating activities was $822.2 million, which included net income of $533.5 million, non-cash charges of $300.3 million and a net cash outflow of $11.6 million to support our working capital requirements. The non-cash charges were primarily driven by depreciation and amortization.
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

Investing
For fiscal 2026, net cash used in investing activities was $132.5 million. The cash used in investing activities primarily consisted of $114.7 million of capital expenditures mainly due to the capitalization of internal-use software development costs.
For fiscal 2025, net cash used in investing activities was $392.8 million. The cash used in investing activities primarily consisted of $348.3 million of acquisition-related consideration related mainly to the Irwin and LiquidityBook transactions and $108.8 million of capital expenditures mainly driven by the capitalization of internal-use software development costs, partially offset by $58.2 million in proceeds from our investments in mutual funds.
Financing
For fiscal 2026, net cash used in financing activities was $799.4 million, consisting mainly of $644.0 million of share repurchases and $164.2 million of dividend payments.
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
The following table reconciles our net cash provided by operating activities to free cash flow:

	Years ended August 31,
(dollar amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$822,200	$726,260	$95,940
Less: purchases of property, equipment, leasehold improvements and capitalized internal-use software	(114,720)	(108,806)	(5,914)
Free cash flow	$707,480	$617,454	$90,026
Off-Balance Sheet Arrangements
As of August 31, 2026 and August 31, 2025, we had no off-balance sheet financing other than letters of credit incurred in the ordinary course of business. Refer to Part II, Item 8. Note 10, Debt and Note 11, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our letters of credit.
As of August 31, 2026 and August 31, 2025, we also had no other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.
Foreign Currency Exposure
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2026 and 2025, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in our primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee, and Philippine Peso. As of August 31, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2027 through the fourth quarter of fiscal 2027.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by numerous factors such as changes in earnings, tax laws, regulations or accounting principles, including accounting for uncertain tax positions or interpretations of them. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits.
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
Refer to Part II, Item 8. Note 8, Income Taxes in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
Stock-based Compensation
We measure and recognize stock-based compensation expense for all stock-based awards and purchases of common stock under the employee stock purchase plan ("ESPP") based on their estimated grant date fair value.
We use a lattice-based option-pricing model ("lattice model") to estimate the grant date fair value for our employee stock options. For our CEO stock options with performance conditions ("PSOs"), grant date fair value was estimated using a Monte

Carlo simulation ("Monte Carlo model"). The grant date fair value for non-employee director stock options and common stock purchased by eligible employees under our ESPP is estimated using a Black-Scholes model.
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
Refer to Part II, Item 8. Note 14, Stock-Based Compensation in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
We may elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. In performing a qualitative assessment, we consider macro-economic conditions, industry and market considerations, including the competitive environment and significant changes in demand for our products or services, internal cost factors, and our own overall financial and share price performance, among other factors. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying value, or when we elect to do so on a periodic basis, we proceed directly to a quantitative analysis to determine whether a goodwill impairment exists.
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

Refer to Part II, Item 8. Note 6, Goodwill in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further details.
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
Intangible Assets
We amortize our identifiable intangible assets over their estimated useful lives. Determining the useful life requires judgment and an understanding of our planned use of the asset, among other factors. If different useful lives had been used, the resulting amortization expense recognized may be materially different. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized, prospectively over that revised remaining useful life.
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
Refer to Part II, Item 8. Note 7, Intangible Assets in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.
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
Refer to Part II, Item 8., Note 11, Commitments and Contingencies for more information on our contingent matters and Note 8, Income Taxes for information on the accounting of our income tax contingencies, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Foreign Currency
Transaction Risk
As we operate globally, we are exposed to the risk that our financial condition, results of operations and cash flows could be impacted by changes in foreign currency exchange rates. During fiscal 2026, we maintained a series of foreign currency forward contracts to hedge a portion of our projected operating expenses in these primary currency exposures, namely the British Pound Sterling, Euro, Indian Rupee and Philippine Peso. As of August 31, 2026, the hedge maturity periods of our outstanding foreign currency forward contracts range from the first quarter of fiscal 2027 through the fourth quarter of fiscal 2027. Based on the operating income for fiscal 2026, comparing the average foreign currency exchange rates for fiscal 2026 to the respective rates for fiscal 2025 and the impact of the change in hedge activity, resulted in a decrease in operating income of $2.1 million. We utilize cash flow hedges to manage risk and not for speculative or trading purposes.
We performed a sensitivity analysis to determine the effects on both the fair value of our outstanding foreign currency forward contracts and our operating income, excluding these forward contracts, of a hypothetical devaluation of the U.S. dollar by 10% as of August 31, 2026, relative to the other foreign currencies in which we transact. The sensitivity analysis indicated that a devaluation of the U.S. dollar by 10% would have increased the fair value of our outstanding forward contracts by approximately $19 million as of August 31, 2026 and decreased our operating income, excluding these forward contracts, by an estimated $51 million for fiscal 2026. This sensitivity analysis has inherent limitations as it disregards the possibility that rates of multiple foreign currencies will not always move in the same direction relative to the value of the U.S. dollar over time and does not account for our forward contracts that we utilize to mitigate fluctuations in exchange rates.
Translation Risk
We are exposed to foreign currency risk due to the translation of our results from certain international operations into U.S. Dollars, as part of the consolidation process. Fluctuations in foreign currency exchange rates can create volatility in our results of operations and our financial condition.
The following table reflects the foreign currency translation adjustment gains and losses recorded in Other comprehensive income (loss):

	Years ended August 31,
(in thousands)	2026	2025
Foreign currency translation adjustment gains (losses)	$(5,958)	$15,565
Cash and Cash Equivalents and Investments
Interest Rate Risk
As of August 31, 2026, we had Cash and cash equivalents of $233.3 million and Investments of $32.0 million. Our cash equivalents primarily consist of money market funds and our Investments consist of mutual funds. We are exposed to interest rate risk through fluctuations in interest rates on our money market funds and mutual funds. As we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. Refer to Part II, Item 8. Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our Cash and cash equivalents.
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

Debt
Interest Rate Risk
Our Senior Notes have a fixed interest rate and are not subject to interest rate change. As such, our interest rate exposure is limited to the outstanding balance of our floating rate debt under our 2025 Credit Facilities. As of August 31, 2026, this outstanding balance was $375.0 million, which bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.875% interest rate margin, based on a debt leverage pricing grid. Assuming the principal balance of our outstanding floating rate debt remained at $375.0 million, a hypothetical 25 basis point change (up or down) in the one-month SOFR would result in an approximate $1 million change to our annual interest expense.
Refer to Part II, Item 8. Note 10, Debt in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on our outstanding borrowings.

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
We maintain accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, we assessed our internal control over financial reporting as of August 31, 2026 and issued a report (see below).
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
Our management (including our Principal Executive Officer and Principal Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2026. Ernst & Young LLP (PCAOBID: 42), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued a report on our internal control over financial reporting, which is included in their report on the subsequent page.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2026 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 20, 2026 expressed an unqualified opinion thereon.
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
As discussed in Note 2, Summary of Significant Accounting Policies, and Note 8, Income Taxes, of the Consolidated Financial Statements, the Company serves international markets and is subject to income taxes in the U.S. and various foreign jurisdictions, which affect the Company’s provision for income taxes. The income tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction and the use of subjective allocation methodologies to allocate taxable income to tax jurisdictions based upon the structure of the Company’s operations and customer arrangements. For the year-ended August 31, 2026 the Company recognized a consolidated provision for income taxes of $116.2 million with $52.7 million related to its U.S. operations and $63.5 million related to its Non-U.S. operations.

Auditing management’s calculation of the provision for income taxes required complex audit judgement as the Company’s calculation of the provision for income taxes involved subjective estimation and evaluation of the application of tax laws, including the methods used to allocate taxable income.

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

Among other audit procedures performed, we evaluated the reasonableness of management’s allocation methodologies based on the Company’s structure, operations and current tax laws, recalculated income tax expense using management’s methodologies and agreed the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax laws to management’s allocation methodologies and tax position, including the evaluation of third-party reports and advice obtained by the Company. We also performed a sensitivity analysis to assess the effect of changes in management’s allocation methodologies and assumptions. We have evaluated the Company’s income tax disclosures included in Note 8, Income Taxes, of the Consolidated Financial Statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Stamford, Connecticut
October 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FactSet Research Systems Inc.
Opinion on Internal Control Over Financial Reporting
We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FactSet Research Systems Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated October 20, 2026, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Stamford, Connecticut
October 20, 2026

FactSet Research Systems Inc.
Consolidated Statements of Income

(in thousands, except per share data)	For the years ended August 31,
	2026	2025	2024
Revenues	$2,476,256	$2,321,748	$2,203,056
Operating expenses
Cost of services	1,223,146	1,097,782	1,011,945
Selling, general and administrative	553,153	475,663	489,812
Total operating expenses	1,776,299	1,573,445	1,501,757

Operating income	699,957	748,303	701,299

Other income (expense), net
Interest income	4,064	6,533	14,447
Interest expense	(54,684)	(56,324)	(65,778)
Other income (expense), net	379	22,446	1,535
Total other income (expense), net	(50,241)	(27,345)	(49,796)

Income before income taxes	649,716	720,958	651,503

Provision for income taxes	116,235	123,918	114,377
Net income	$533,481	$597,040	$537,126

Basic earnings per common share	$14.63	$15.74	$14.11
Diluted earnings per common share	$14.57	$15.55	$13.91

Basic weighted average common shares	36,467	37,924	38,059
Diluted weighted average common shares	36,612	38,385	38,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Comprehensive Income

(in thousands)	For the years ended August 31,
	2026	2025	2024
Net income	$533,481	$597,040	$537,126
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges(1)	(3,001)	300	(1,037)
Changes in post-employment benefit obligations(2)	(5,748)	—	—
Foreign currency translation adjustment gains (losses)	(5,958)	15,565	8,565
Other comprehensive income (loss)	(14,707)	15,865	7,528
Comprehensive income	$518,774	$612,905	$544,654
(1) Presented net of a tax benefit of $1,069 thousand, tax expense of $119 thousand, and a tax benefit of $369 thousand for the years ended August 31, 2026, 2025 and 2024, respectively.
(2) Presented net of a tax benefit of $1,844 thousand for the year ended August 31, 2026 related to the labor codes reform implemented by the Government of India effective November 21, 2025.

The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Balance Sheets

(in thousands, except share data)	August 31,
	2026	2025
ASSETS
Cash and cash equivalents	$233,339	$337,651
Investments	31,993	17,445
Accounts receivable, net of reserves of $13,584 at August 31, 2026 and $13,789 at August 31, 2025	298,619	270,684
Prepaid taxes	11,406	33,600
Prepaid expenses and other current assets	76,536	70,379
Total current assets	651,893	729,759
Property, equipment and leasehold improvements, net	79,246	85,203
Goodwill	1,283,025	1,284,708
Intangible assets, net	1,849,510	1,916,102
Deferred tax assets	74,550	61,226
Lease right-of-use assets, net	113,275	121,776
Other assets	88,524	105,498
TOTAL ASSETS	$4,140,023	$4,304,272
LIABILITIES
Accounts payable and accrued expenses	$136,104	$135,262
Current debt	499,436	—
Current lease liabilities	34,253	33,145
Accrued compensation	192,352	130,596
Deferred revenues	181,444	167,852
Current taxes payable	5,012	13,041
Dividends payable	40,901	41,410
Total current liabilities	1,089,502	521,306
Long-term debt	870,586	1,368,260
Deferred tax liabilities	11,279	14,902
Taxes payable	25,502	45,095
Long-term lease liabilities	138,139	157,104
Other liabilities	3,149	11,192
TOTAL LIABILITIES	$2,138,157	$2,117,859
Commitments and contingencies (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 150,000,000 shares authorized, 43,259,411 and 43,013,266 shares issued, 35,257,384 and 37,645,870 shares outstanding at August 31, 2026 and 2025, respectively	433	430
Additional paid-in capital	1,739,138	1,621,753
Treasury stock, at cost: 8,002,027 and 5,367,396 shares at August 31, 2026 and 2025, respectively	(2,352,463)	(1,695,429)
Retained earnings	2,693,213	2,323,407
Accumulated other comprehensive loss	(78,455)	(63,748)
TOTAL STOCKHOLDERS’ EQUITY	$2,001,866	$2,186,413
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,140,023	$4,304,272
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended August 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$533,481	$597,040	$537,126
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	180,830	157,691	125,187
Amortization of lease right-of-use assets	32,268	30,982	30,407
Stock-based compensation expense	84,099	61,229	63,501
Deferred income taxes	(14,284)	(3,545)	(32,020)
Gain on divestiture of a business	—	(23,238)	—
Other, net	17,415	11,867	14,511
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	(34,567)	(42,540)	2,195
Prepaid expenses and other assets	(2,209)	65	(29,874)
Accounts payable and accrued expenses	(4,405)	(59,400)	55,347
Accrued compensation	62,553	35,666	(20,213)
Deferred revenues	12,993	2,249	4,939
Taxes payable, net of prepaid taxes	(5,079)	(1,161)	(11,448)
Lease liabilities, net	(40,895)	(40,645)	(39,320)
Net cash provided by operating activities	822,200	726,260	700,338
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, leasehold improvements and capitalized internal-use software	(114,720)	(108,806)	(85,681)
Acquisition of businesses, net of cash and cash equivalents acquired	—	(348,255)	—
Purchases of investments	(53,834)	(18,867)	(58,636)
Proceeds from maturity or sale of investments	36,050	58,155	—
Proceeds from divestiture	—	25,000	—
Net cash provided by (used in) investing activities	(132,504)	(392,773)	(144,317)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	240,933	803,410	—
Repayments of debt	(242,500)	(805,000)	(250,000)
Dividend payments	(164,184)	(159,973)	(150,667)
Proceeds from employee stock plans	33,289	81,688	91,711
Repurchases of common stock	(643,961)	(300,457)	(235,235)
Deferred acquisition consideration	(15,327)	(10,199)	—
Other financing activities	(7,697)	(17,290)	(16,659)
Net cash provided by (used in) financing activities	(799,447)	(407,821)	(560,850)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,309)	3,050	2,364
Net increase (decrease) in cash, cash equivalents and restricted cash	(112,060)	(71,284)	(2,465)
Cash, cash equivalents and restricted cash at beginning of period	351,695	422,979	425,444
Cash, cash equivalents and restricted cash at end of period	$239,635	$351,695	$422,979

Reconciliation of total cash, cash equivalents and restricted cash:
Cash and cash equivalents	$233,339	$337,651	$422,979
Restricted cash included in Prepaid expenses and other current assets	6,296	6,522	—
Restricted cash included in Other assets	—	7,522	—
Total cash, cash equivalents and restricted cash	$239,635	$351,695	$422,979

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$51,760	$54,813	$65,920
Cash paid during the year for income taxes, net of refunds	$122,731	$103,167	$157,015

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$40,901	$41,410	$39,470
The accompanying notes are an integral part of these Consolidated Financial Statements.

FactSet Research Systems Inc.
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value		Shares	Amount
Balance as of August 31, 2023	42,096,628	$421	$1,323,631	4,071,256	$(1,122,077)	$1,505,096	$(87,141)	$1,619,930
Net income	—	—	—	—	—	537,126	—	537,126
Other comprehensive income (loss)	—	—	—	—	—	—	7,528	7,528
Common stock issued for employee stock plans	407,542	4	91,708	831	(376)	—	—	91,336
Vesting of restricted stock	94,745	1	(1)	36,758	(16,283)	—	—	(16,283)
Excise tax on share repurchases	—	—	—	—	(1,725)	—	—	(1,725)
Repurchases of common stock	—	—	—	537,800	(235,235)	—	—	(235,235)
Stock-based compensation expense	—	—	63,501	—	—	—	—	63,501
Dividends declared	—	—	—	—	—	(153,718)	—	(153,718)
Balance as of August 31, 2024	42,598,915	$426	$1,478,839	4,646,645	$(1,375,696)	$1,888,504	$(79,613)	$1,912,460
Net income	—	—	—	—	—	597,040	—	597,040
Other comprehensive income (loss)	—	—	—	—	—	—	15,865	15,865
Common stock issued for employee stock plans	325,030	3	81,686	370	(170)	—	—	81,519
Vesting of restricted stock	89,321	1	(1)	35,421	(16,072)	—	—	(16,072)
Excise tax on share repurchases	—	—	—	—	(3,034)	—	—	(3,034)
Repurchases of common stock	—	—	—	684,960	(300,457)	—	—	(300,457)
Stock-based compensation expense	—	—	61,229	—	—	—	—	61,229
Dividends declared	—	—	—	—	—	(162,137)	—	(162,137)
Balance as of August 31, 2025	43,013,266	$430	$1,621,753	5,367,396	$(1,695,429)	$2,323,407	$(63,748)	$2,186,413
Net income	—	—	—	—	—	533,481	—	533,481
Other comprehensive income (loss)	—	—	—	—	—	—	(14,707)	(14,707)
Common stock issued for employee stock plans	173,746	2	33,287	—	—	—	—	33,289
Vesting of restricted stock	72,399	1	(1)	26,347	(6,936)	—	—	(6,936)
Excise tax on share repurchases	—	—	—	—	(6,137)	—	—	(6,137)
Repurchases of common stock	—	—	—	2,608,284	(643,961)	—	—	(643,961)
Stock-based compensation expense	—	—	84,099	—	—	—	—	84,099
Dividends declared	—	—	—	—	—	(163,675)	—	(163,675)
Balance as of August 31, 2026	43,259,411	$433	$1,739,138	8,002,027	$(2,352,463)	$2,693,213	$(78,455)	$2,001,866

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
August 31, 2026

1. DESCRIPTION OF BUSINESS
FactSet Research Systems Inc. and its wholly-owned subsidiaries ("we," "our," "us," the "Company" or "FactSet") is a global data and artificial intelligence ("AI") solutions provider to the financial markets with open and flexible technologies that deliver financial intelligence to finance professionals worldwide.
Our platform delivers expansive data, sophisticated analytics, and flexible, AI-powered technologies used by global financial professionals to power their critical investment, dealmaking and advisory workflows. As of August 31, 2026, we had more than 9,200 clients and over 260,000 professionals using our solutions, including institutional asset managers, bankers, wealth managers, asset owners, partners, hedge fund professionals, corporate users, private equity and venture capital professionals, and market infrastructure participants. Our revenues are primarily derived from subscriptions to our multi-asset class data and solutions that include workstations, portfolio analytics, enterprise data solutions, and AI solutions. We also offer managed services that operate as an extension of our clients' internal teams to support data, performance, risk and reporting, and AI-enabled workflows.
We drive our business based on a detailed understanding of our clients’ workflows. We provide financial data and market intelligence on securities, companies, industries and people to enable our clients to research advisory, dealmaking and investment ideas and analyze, monitor and manage their portfolios. Our solutions for institutional buyside clients span the investment lifecycle of investment research, portfolio construction and analysis, trade execution, performance measurement, risk management and reporting. Our banking solutions facilitate company and market research, enabling clients to perform fundamental analysis, generate ideas, and build and distribute presentations through proprietary and third-party databases with global coverage of public and private markets, granular industry metrics, and deep historical data. Our wealth solutions support home office, advisory, and client engagement workflows, providing financial advisors with tools to monitor markets and their book of business, prospect for new clients, and generate proposals, while enhancing existing client relationships and improving firm-wide efficiency across the investment portfolio lifecycle. We provide open and flexible data and technology offerings, including a configurable desktop and mobile platform, comprehensive data solutions, cloud-based digital solutions, application programming interfaces ("APIs"), and model context protocol ("MCP") servers. AI is embedded throughout these offerings to enhance data discovery, automate routine workflows and improve the speed and accuracy of client insights. Our platform and solutions are supported by our client success and service teams.

We operate our business through three reportable segments ("segments"): the Americas, EMEA and Asia Pacific. Within each segment, we offer a range of products, data, managed services, and analytical applications which can be tailored to a wide range of workflows. Refer to Note 16, Segment Information for further discussion on our segments.
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
Use of Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with GAAP required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimation may be involved in the accounting for income taxes, stock-based compensation, goodwill, business combinations, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of our assets and liabilities. Actual results could differ materially from those estimates. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, of this Annual Report on Form 10-K for further discussion on our use of estimates.
Revenue Recognition
The majority of our revenues are derived from client access to our multi-asset solutions powered by our platform of connected data and technology (referred to as the "Hosted Platform") that is available over the contractual term. Our services are primarily subscription-based, providing client access to various combinations of products and services including workstations, portfolio analytics, enterprise data solutions, and AI solutions. In addition, through the CUSIP Global Services ("CGS") platform, we provide subscription access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments (referred to as the "Identifier Platform").
Revenues from our products and services are recognized as we transfer control to our clients, in an amount that reflects the consideration we expect to receive in exchange for satisfying our performance obligations. We record revenues net of sales taxes, which are subsequently remitted to taxing authorities and are excluded from the transaction price. We determined the majority of our contracts with clients, whether for our Hosted Platform or Identifier Platform service, each represent a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The primary nature of our promise to the client is to provide daily access to each of these data and analytics platforms, with revenue recognized over-time as performance is satisfied on an output time-based measure of progress, as the client is simultaneously receiving and consuming the benefits of the platform.
We record deferred revenues when payments are received in advance of performance under the client contract.

Stock-Based Compensation
Our stock-based compensation expense consists of: (i) stock options, (ii) stock options with performance conditions ("PSOs") issued to our Chief Executive Officer ("CEO"), (iii) restricted share units ("RSUs"), (iv) performance share units ("PSUs"), and (v) common stock purchased by eligible employees under our employee stock purchase plan ("ESPP").
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
Stock-based compensation expense for stock option awards, including PSOs, and RSU awards is recognized over their respective service periods using the straight-line method. For these awards, the amount of stock-based compensation expense recognized on any date is at least equal to the vested portion of the award on that date.
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

We incurred research and product development costs of $346.1 million, $300.7 million and $265.2 million during fiscal 2026, 2025 and 2024, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments, primarily including demand deposits and money market funds available for withdrawal without restriction or with original maturities of 90 days or less. The carrying value of our cash and cash equivalents approximates fair value.
Accounts Receivable
Accounts receivable includes both invoiced and unbilled receivables, net of allowance for credit losses. Unbilled receivables reflect revenues earned for which we have the unconditional right to payment, even though we have not yet issued an invoice. Amounts included in accounts receivable are expected to be collected within one year. Our allowance for expected credit losses is based on a variety of factors, including collectability trends, our historical write-off activity, current economic environment, client-specific information and expectations of future economic conditions. Our allowance is recorded to SG&A in the Consolidated Statements of Income and we assess the adequacy of the allowance on a quarterly basis. Recoveries of accounts previously reserved are recognized as a reversal to SG&A when payment is received. We write-off accounts receivable balances when we have exhausted our collection efforts.
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
When assessing goodwill for impairment, we may first elect to perform a qualitative analysis for the reporting units to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying value. If the qualitative analysis indicates that it is more likely than not the fair value of a reporting unit is less than its carrying value, or when we elect to do so on a periodic basis, we proceed directly to a quantitative analysis to determine whether a goodwill impairment exists.
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
Leases
Our operating lease arrangements relate to our office space and data centers. We determine if an arrangement qualifies as a lease at inception by evaluating if there is an identified asset and whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. For operating leases with a term greater than one year, we recognize lease right-of-use ("ROU") assets and lease liabilities as the present value of future minimum lease payments over the reasonably certain lease term beginning at the commencement or modification date. The future minimum lease payments include fixed lease payments and certain qualifying index-based variable payments. The initial carrying value of our lease ROU assets may also be adjusted due to prepayments, lease incentives received and initial direct costs incurred. Our operating leases are classified within Lease right-of-use assets, net, Current lease liabilities and Long-term lease liabilities on our Consolidated Balance Sheets.
Our leases generally do not have a readily determinable implicit rate; therefore, we use our incremental borrowing rate ("IBR") at the lease commencement, or on the date of lease modification, if applicable, in determining the present value of future minimum payments. Our IBR is derived by selecting U.S. corporate yield curves for public companies that are reflective of our credit rating, adjusted to approximate a secured rate of borrowing. We also consider revisions to the rate to reflect the geographic location where the leased asset is located.
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
Accounts Receivable
Our accounts receivable credit risk is dependent upon the financial stability of our individual clients. As of August 31, 2026 and August 31, 2025, our accounts receivable reserve was $13.6 million and $13.8 million, respectively. We do not require collateral from our clients; however, no single client represented more than 3.5% of our total annual revenues for fiscal 2024 through fiscal 2026. Due to our large and geographically dispersed client base, our concentration of credit risk related to our accounts receivable is generally limited.
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
Concentrations of Content Providers
We collect and aggregate third-party content from data suppliers, news sources, exchanges, brokers and contributors into our own dedicated managed databases, which our clients access through our flexible delivery platforms. As certain content sources have a limited number of suppliers, we make every effort to assure that, where reasonable, alternative sources are available. We are not dependent on any individual third-party content supplier to meet the needs of our clients. Two suppliers each represented more than 10% of our total third-party content costs for the year ended August 31, 2026.
Concentrations of Cloud Providers
Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently. We currently use multiple providers of cloud services; however, one supplier provided the majority of our cloud computing support for fiscal 2026. We maintain back-up facilities and other redundancies at our data centers, take security measures and have emergency planning procedures to minimize the risk that an event will disrupt our operations.
Recently Adopted Accounting Pronouncements
Income Taxes - Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures primarily related to our effective tax rate reconciliation and income taxes paid. We adopted this ASU on a prospective basis for our annual financial statements starting in fiscal 2026. The adoption of this ASU resulted in additional disclosures with no impact to our Consolidated Financial Statements. Refer to Note 8, Income Taxes, for further information.

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
No other new accounting pronouncements issued or effective during fiscal 2026 have had, or are expected to have, a material impact on our Consolidated Financial Statements.
3. REVENUE RECOGNITION
We derive most of our revenues through subscription-based client access to our Hosted Platform, that include various combinations of products and services including workstations, portfolio analytics, enterprise data solutions and AI solutions. We also derive revenues through the CGS Identifier Platform, a subscription-based service that provides access to a database of universally recognized security identifiers and related descriptive data for issuers and their financial instruments.
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
Disaggregated Revenues
We disaggregate revenues from our client contracts by segment based on the geographic region where our clients contract with us. Our business segmentation by geography is aligned with the operational and economic characteristics of our business. Refer to Note 16, Segment Information, for further information.
The following table presents revenues disaggregated by segment:

	Years ended August 31,
(in thousands)	2026	2025	2024
Americas	$1,617,438	$1,506,108	$1,419,901
EMEA	605,339	580,284	563,128
Asia Pacific	253,479	235,356	220,027
Total Revenues	$2,476,256	$2,321,748	$2,203,056
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

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables show, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2026 and August 31, 2025. We did not have any transfers between levels of fair value measurements during fiscal 2026 and 2025.

(in thousands)	Fair Value Measurements as of August 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$25,008	$—	$—	$25,008
Mutual funds(2)	—	31,993	—	31,993
Derivative instruments(3)	—	627	—	627
Total assets measured at fair value	$25,008	$32,620	$—	$57,628

Liabilities
Derivative instruments(3)	$—	$1,915	$—	$1,915
Contingent liabilities(5)	—	—	10,201	10,201
Total liabilities measured at fair value	$—	$1,915	$10,201	$12,116

(in thousands)	Fair Value Measurements as of August 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds(1)	$8,649	$—	$—	$8,649
Mutual funds(2)	—	17,445	—	17,445
Derivative instruments(3)	—	3,590	—	3,590
Total assets measured at fair value	$8,649	$21,035	$—	$29,684

Liabilities
Derivative instruments(3)(4)	$—	$808	$—	$808
Contingent liability(5)	—	—	24,126	24,126
Total liabilities measured at fair value	$—	$808	$24,126	$24,934
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
The following table summarizes information on our outstanding debt as of August 31, 2026 and August 31, 2025:

		August 31, 2026		August 31, 2025
(in thousands)	Fair Value Hierarchy	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
2027 Notes	Level 1	$500,000	$495,510	$500,000	$490,565
2032 Notes	Level 1	500,000	450,485	500,000	460,440
2025 Term Facility(1)	Level 3	375,000	373,375	375,000	374,866
Total principal amount		$1,375,000	$1,319,370	$1,375,000	$1,325,871
Total unamortized discounts and debt issuance costs(2)		(4,978)		(6,740)
Total net carrying value of debt		$1,370,022		$1,368,260
(1) On August 28, 2026, we amended the 2025 Credit Agreement. Refer to Note 10, Debt, for further information.
(2) Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability for the 2025 Term Facility, 2027 Notes and 2032 Notes. For the 2025 Revolving Facility, debt issuance costs are presented within Other assets, as such, they are excluded from the table above. Refer to Note 10, Debt for more information.
5. ACQUISITIONS
Our acquisitions with the most significant cash flows during fiscal 2024 through fiscal 2026 included Liquid Holdings, LLC ("LiquidityBook") and Platform Group Limited ("Irwin").
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
LiquidityBook provides cloud-native trading solutions to hedge fund, asset and wealth management, outsourced trading, and sell-side middle office clients. LiquidityBook operates a proprietary FIX network that, as of the acquisition date, enabled streamlined connectivity to over 200 brokers and order routing to more than 1,600 destinations across 80 markets globally. This acquisition adds technology-forward order management and investment book of record capabilities and enhances FactSet’s ability to serve the integrated workflow needs of clients across the portfolio life cycle.
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
6. GOODWILL
Changes in the carrying value of goodwill by segment for the years ended August 31, 2026 and 2025 are as follows:

(in thousands)	Americas	EMEA	Asia Pacific	Total
Balance at August 31, 2024	$704,454	$304,442	$2,233	$1,011,129
Acquisitions	219,107	32,680	9,034	260,821
Divestiture	(269)	(1,291)	(43)	(1,603)
Foreign currency translations	2,460	8,605	3,296	14,361
Balance at August 31, 2025	$925,752	$344,436	$14,520	$1,284,708
Foreign currency translations	(769)	(741)	(173)	(1,683)
Balance at August 31, 2026	$924,983	$343,695	$14,347	$1,283,025
We performed our annual goodwill impairment test during the fourth quarter of fiscal 2026 and 2025. During fiscal 2026 and 2025, we utilized a qualitative analysis and concluded there was no impairment as it was more likely than not that the fair value of each of our reporting units was not less than its respective carrying value.

7. INTANGIBLE ASSETS
We amortize intangible assets on a straight-line basis over their estimated useful lives. The following table presents the estimated useful life, gross carrying amount and accumulated amortization related to our identifiable intangible assets as of August 31, 2026 and August 31, 2025:

		August 31, 2026			August 31, 2025
(in thousands, except useful life)	Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
ABA business process	36	$1,583,000	$197,875	$1,385,125	$1,583,000	$153,903	$1,429,097
Client relationships	11 to 26	279,824	106,719	173,105	280,065	94,365	185,700
Developed technology	3 to 5	347,389	204,482	142,907	260,154	127,669	132,485
Software technology	3 to 12	254,544	148,319	106,225	253,899	131,731	122,168
Data content	7 to 20	87,323	49,317	38,006	86,416	44,490	41,926
Trade names	5 to 10	4,908	826	4,082	4,919	326	4,593
Non-compete agreements	4	290	230	60	290	157	133
Total		$2,557,278	$707,768	$1,849,510	$2,468,743	$552,641	$1,916,102
The weighted average useful life of our intangible assets as of August 31, 2026 was 30.5 years. We did not identify a material change to the estimated remaining useful lives of our intangible assets during fiscal 2026 and 2025. Our intangible assets have no assigned residual values.
The following table presents the amortization expense for our intangible assets which is included in Cost of services in our Consolidated Statements of Income:

	Years ended August 31,
(in thousands)	2026	2025	2024
Amortization expense	$155,335	$133,573	$104,950
As of August 31, 2026, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

(in thousands)	Estimated Amortization Expense
Fiscal Years Ended August 31,
2027	$141,291
2028	117,430
2029	91,678
2030	76,333
2031	72,119
Thereafter	1,350,659
Total	$1,849,510

8. INCOME TAXES
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

Provision for Income Taxes and Effective Tax Rate
The components of Income before income taxes were as follows:

(in thousands)	Years ended August 31,
	2026	2025	2024
U.S. operations	$400,450	$479,288	$416,093
Non-U.S. operations	249,266	241,670	235,410
Income before income taxes	$649,716	$720,958	$651,503
The components of the provision for income taxes consist of the following:

(in thousands)	Years ended August 31,
	2026	2025	2024
Current
U.S. federal	$38,586	$16,255	$46,903
U.S. state and local	29,729	27,594	40,926
Non-U.S.	62,204	83,614	58,568
Total current taxes	$130,519	$127,463	$146,397

Deferred
U.S. federal	$(16,056)	$(1,132)	$(26,962)
U.S. state and local	457	2,875	(5,648)
Non-U.S.	1,315	(5,288)	590
Total deferred taxes	$(14,284)	$(3,545)	$(32,020)

Total provision for income taxes
U.S. federal	$22,530	$15,123	$19,941
U.S. state and local	30,186	30,469	35,278
Non-U.S.	63,519	78,326	59,158
Provision for income taxes	$116,235	$123,918	$114,377
Our effective tax rate will vary based on, among other factors, changes in levels of foreign income, as well as other non-recurring events.

We elected to adopt ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, on a prospective basis. Refer to Note 2, Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements, for further information. For the year ended August 31, 2026, after the adoption of ASU 2023-09, the following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

(expressed as a percentage of income before income taxes)	Year ended August 31, 2026
Tax at U.S. federal statutory tax rate	$136,440	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit(1)	24,351	3.7%
Foreign tax effects
United Kingdom ("UK")
Statutory tax differences between the UK and the U.S.	8,447	1.3%
Other	453	0.1%
Other foreign jurisdictions	3,169	0.5%
Effect of cross-border tax laws
Foreign derived intangible income	(17,167)	(2.6)%
Other	2,711	0.4%
Tax credits
Research & development ("R&D") tax credit	(18,500)	(2.8)%
Foreign tax credit	(26,553)	(4.1)%
Other	(1,120)	(0.2)%
Changes in valuation allowances	51	—%
Nontaxable or nondeductible items	9,233	1.4%
Changes in unrecognized tax benefits	(8,933)	(1.4)%
Other	3,653	0.6%
Provision for income taxes and effective tax rate	$116,235	17.9%
(1) New York and New York City make up the majority (greater than 50%) of the tax effect in this category.
Prior to the adoption of ASU 2023-09, the following table presents a reconciliation between the U.S. corporate income tax rate and our effective tax rate:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2025	2024
Tax at U.S. Federal statutory tax rate	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	3.1	2.2
Foreign income at other than U.S. rates	1.7	1.5
Foreign derived intangible income ("FDII") tax deduction	(2.0)	(2.3)
Income tax benefits from R&D tax credits	(3.1)	(2.8)
Stock-based payments	(1.4)	(2.1)
U.S. impact of foreign income	(3.1)	(2.5)
Uncertain tax positions	1.4	2.3
Other, net	(0.4)	0.3
Effective tax rate	17.2%	17.6%

Deferred Tax Assets and Liabilities
We recognize deferred income taxes to reflect the temporary differences between the financial statement carrying amounts of assets and liabilities and their corresponding tax basis. The tax effects of these differences are as follows:

(in thousands)	As of August 31,
	2026	2025
Deferred tax assets:
Lease liabilities	$34,170	$35,352
Stock-based compensation	44,355	36,675
Capitalization of R&D costs	188,556	143,829
NOL carryforward(1)	27,602	7,930
Foreign tax credit carryforward(1)	22,543	8,251
Other(1)	26,189	23,612
Total deferred tax assets	$343,415	$255,649

Deferred tax liabilities:
Depreciation on PPE	$(43,968)	$(41,432)
Purchased intangible assets, including acquired technology	(165,952)	(141,566)
Lease ROU assets	(19,686)	(18,184)
Investment in subsidiary	(16,734)	—
Section 481(a) adjustment	(19,321)	—
Other	(8,038)	(5,393)
Total deferred tax liabilities	$(273,699)	$(206,575)

Deferred tax assets (liabilities), net	$69,716	$49,074
Valuation allowance	(6,445)	(2,750)
Total deferred tax assets (liabilities), net	$63,271	$46,324
(1) Net operating loss carryforward and Foreign tax credit carryforward were presented separately from Other as part of the deferred tax assets in fiscal 2026. Comparative figures for fiscal 2025 have been conformed.
Total deferred tax assets and liabilities recorded within the Consolidated Balance Sheets were as follows:

(in thousands)	As of August 31,
	2026	2025
Deferred tax assets	$74,550	$61,226
Deferred tax liabilities	(11,279)	(14,902)
Total deferred tax assets (liabilities), net	$63,271	$46,324
As of August 31, 2026, our pre-tax foreign, federal and state NOLs were approximately $97.9 million, $15.4 million and $9.9 million, respectively. These carryforwards may be used to offset future taxable income. Our foreign NOLs begin to expire on August 31, 2034. Our federal NOLs have various expiration dates, beginning August 31, 2037, with some federal NOLs having an unlimited carryforward. Our state NOLs have various expiration dates, beginning August 31, 2029. Utilization of the NOLs may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions. Any annual limitation may result in the expiration of NOLs before utilization.
As of August 31, 2026, our foreign tax credit carryforwards were $22.5 million, with various expiration dates beginning August 31, 2030.

We record valuation allowances against deferred income tax assets when we determine that it is more likely than not that such deferred income tax assets will not be realized based upon all the available evidence. The Company had valuation allowances of $6.4 million and $2.8 million at August 31, 2026 and 2025, respectively, related to foreign net operating losses and foreign tax credit carryforwards.
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
The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized tax benefits as of August 31, 2023	$21,053
Additions based on tax positions related to the current year	6,068
Additions for tax positions related to prior years	11,726
Release for tax positions of prior years	(3,557)
Unrecognized tax benefits as of August 31, 2024	$35,290
Additions based on tax positions related to the current year	5,344
Additions for tax positions related to prior years	2,368
Release for tax positions of prior years	(3,568)
Unrecognized tax benefits as of August 31, 2025	$39,434
Additions based on tax positions related to the current year	3,318
Additions for tax positions related to prior years	176
Release for tax positions of prior years	(21,675)
Unrecognized tax benefits as of August 31, 2026	$21,253
We recognize accrued interest related to unrecognized tax benefits in our Provision for income taxes in the Consolidated Statements of Income. Our accrued interest related to unrecognized tax benefits was $4.2 million, $5.7 million and $3.9 million as of August 31, 2026, 2025 and 2024, respectively. As of fiscal 2026, 2025 and 2024, there were $23.2 million, $38.5 million and $29.1 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
After the adoption of ASU 2023-09, the following table summarizes our cash paid for income taxes, net of refunds, for the year ended August 31, 2026:

(in thousands)	As of August 31, 2026
U.S. federal	$20,816
U.S. state and local:
New York City	$10,397
All other U.S. state and local	21,283
Total U.S. state and local	$31,680
Non-U.S.:
United Kingdom	$56,399
All other Non-U.S.	13,836
Total Non-U.S.	$70,235
Total cash paid for income taxes, net of refunds	$122,731
Cash paid for income taxes, net of refunds, during the years ended August 31, 2025 and 2024 was $103.2 million and $157.0 million, respectively.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. As of August 31, 2026, we remained subject to examination in the following significant tax jurisdictions for the fiscal years as indicated below:

Significant Tax Jurisdiction	Open Tax Fiscal Years
U.S.
Federal	2023	through	2025
State (various)	2019	through	2025

Non-U.S.
United Kingdom	2021	through	2025
India	2023	through	2025
Undistributed Foreign Earnings
We consider a portion of the unremitted earnings of our foreign subsidiaries and outside basis differences not related to those earnings to be permanently reinvested, where applicable. These unremitted earnings and outside basis differences could give rise to tax liabilities if ever remitted or if a foreign subsidiary was sold. As of August 31, 2026, it is not practicable to determine the deferred tax liability associated with such earnings or basis differences. In addition, we have not provided for deferred taxes on any outside basis differences of our domestic subsidiaries as we have the ability and intent to recover these basis differences in a tax-free manner.
Base Erosion and Profit Shifting Pillar Two
The Organization for Economic Co-operation and Development released Base Erosion and Profit Shifting Pillar Two rules (“Pillar Two”) to introduce a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. We have determined that Pillar Two would not have a material impact on our Consolidated Financial Statements, related disclosures, or effective tax rate. As the Pillar Two rules continue to evolve, their application may alter our tax obligations in certain countries in which we operate. We will continue to monitor developments and assess the potential impact of this tax legislation as further guidance becomes available.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The legislation includes a broad range of tax reform provisions affecting businesses including, but not limited to, 100% bonus depreciation, expensing of U.S.-based R&D costs, and changes to the U.S. taxation of profits derived from international operations. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027. The Act did not have a material impact on the Company results of operations and financial position as of and for the fiscal year ended August 31, 2026.
9. LEASES
Our operating lease arrangements relate to our office space and data centers. We review new arrangements at inception to evaluate whether we obtain substantially all the economic benefits of and have the right to control the use of an asset. Our lease ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments at lease commencement or modification date (which includes fixed lease payments and certain qualifying index-based variable payments) over the reasonably certain lease term, leveraging an estimated IBR. The initial carrying value of our lease ROU assets may also be adjusted due to prepayments, lease incentives received and initial direct costs incurred. We account for lease and non-lease components as a single lease component, which we recognize over the expected lease term on a straight-line expense basis in occupancy costs (a component of SG&A expense) in our Consolidated Statements of Income.
As of August 31, 2026, we recognized $113.3 million of Lease ROU assets, net and $172.4 million of combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets. Our leases have remaining lease terms ranging from less than one year to just under 10 years. Our lease agreements may include options to extend or terminate the lease, which would be included in the measurement of our lease term if it is reasonably certain that we will exercise the option.

The following table presents our future minimum lease payments and a reconciliation to the combined Current lease liabilities and Long-term lease liabilities in the Consolidated Balance Sheets as of August 31, 2026:

(in thousands)	Minimum Lease Payments
Fiscal Years Ended August 31,
2027	$41,602
2028	37,538
2029	32,133
2030	27,116
2031	21,013
Thereafter	39,091
Total minimum lease payments	$198,493
Less: Imputed interest	26,101
Total lease liabilities	$172,392
The following table includes components of our occupancy costs:

	Years ended August 31,
(in thousands)	2026	2025	2024
Operating lease costs(1)	$32,268	$30,982	$30,407
Variable lease costs(2)	$17,749	$18,110	$17,280
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
The following table summarizes our weighted average remaining lease term and weighted average discount rate related to our operating leases recorded on the Consolidated Balance Sheets:

	As of August 31,
	2026	2025
Weighted average remaining lease term (in years)	6.1	6.1
Weighted average discount rate (IBR)	4.8%	4.7%
The following table summarizes supplemental cash flow information related to our operating leases:

	Years ended August 31,
(in thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$40,176	$40,613	$39,386
Lease ROU assets obtained in exchange for lease liabilities(1)	$23,875	$7,439	$10,268
Reductions to ROU assets resulting from reductions to lease liabilities(2)	$—	$(5,529)	$(281)
(1) Primarily includes new lease arrangements entered into during the respective period and contract modifications that extend our lease terms and/or provide additional rights.
(2) Primarily relates to lease term reassessments based on contractual options to early terminate, resulting in a reduction to the lease liability and the corresponding lease ROU asset.

10. DEBT
We have not elected the fair value option and report our debt at amortized cost. Our debt obligations as of August 31, 2026 and August 31, 2025 consisted of the following:

(in thousands)	Issuance Date	Contractual Maturity Date	August 31, 2026	August 31, 2025
Current debt
2027 Notes	3/1/2022	3/1/2027	$500,000	$—
Total unamortized discounts and debt issuance costs on Current debt(2)			(564)	—
Total Current debt			$499,436	$—

Long-term debt
2025 Term Facility(1)	4/8/2025	8/28/2029	$375,000	$375,000
2027 Notes	3/1/2022	3/1/2027	—	500,000
2032 Notes	3/1/2022	3/1/2032	500,000	500,000
Unamortized discounts and debt issuance costs(2)			(4,414)	(6,740)
Total Long-term debt			$870,586	$1,368,260

Total debt			$1,370,022	$1,368,260
(1) On August 28, 2026, we amended the 2025 Credit Agreement. Refer to 2025 Credit Agreement within this section below, for more information.
(2) Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of the debt liability for the 2025 Term Facility, 2027 Notes and 2032 Notes. For the 2025 Revolving Facility, debt issuance costs are presented within Other assets, as such, they are excluded from the table above.
As of August 31, 2026, annual maturities on our debt obligations, based on contractual maturity dates, were as follows:

(in thousands)	Maturities
Fiscal Years Ended August 31,
2027	$500,000
2028	—
2029	375,000
2030	—
2031	—
Thereafter	500,000
Total	$1,375,000
2025 Credit Agreement
On April 8, 2025, we entered into a credit agreement (the "2025 Credit Agreement") under which we borrowed $500.0 million under a senior unsecured term loan credit facility (the "2025 Term Facility") and obtained a $1.0 billion senior unsecured revolving credit facility (the "2025 Revolving Facility"). The 2025 Revolving Facility, together with the 2025 Term Facility, are referred to as the "2025 Credit Facilities". The 2025 Credit Facilities contain incremental provisions that permit us to seek additional commitments of up to $1.0 billion under the 2025 Credit Facilities from lenders or other financial institutions. The 2025 Revolving Facility also provides for up to $100.0 million in the form of letters of credit and up to $100.0 million in the form of swingline loans. We used the proceeds from the 2025 Term Facility borrowing to repay the outstanding balance under the 2022 Revolving Facility (as defined below).
On August 28, 2026, we entered into Amendment No. 1 (the “Amendment Agreement”) to the 2025 Credit Agreement, which primarily (a) extended the maturity date of the 2025 Term Facility from April 8, 2028 to August 28, 2029, (b) extended the maturity date of the 2025 Revolving Facility from April 8, 2030 to August 28, 2031 and increased the revolving commitments by $500.0 million to a total of $1.5 billion without reducing the capacity under the incremental facilities provisions described above, (c) removed the scheduled quarterly principal payment obligations with respect to the 2025 Term Facility and (d) removed the credit spread adjustment of 0.1% for borrowings under the 2025 Credit Facilities.
Prior to the Amendment Agreement, the 2025 Term Facility was subject to scheduled quarterly principal payment obligations, commencing on August 31, 2025, with each quarterly principal payment equal to 1.25% of the original principal amount of the 2025 Term Facility. We satisfied all scheduled quarterly principal payments through the date of the Amendment Agreement.
The 2025 Credit Facilities are not otherwise subject to any mandatory repayments. We may voluntarily prepay loans under the 2025 Credit Facilities at any time without premium or penalty.
As of August 31, 2026, our outstanding debt under the 2025 Term Facility was $375.0 million and we had no outstanding borrowings under the 2025 Revolving Facility. Subsequent to August 31, 2026, we borrowed $90.0 million under the 2025 Revolving Facility.
From the initial borrowing date of April 8, 2025 through the Amendment Agreement, the outstanding borrowings under the 2025 Credit Facilities bore interest at a rate equal to the applicable one-month Term Secured Overnight Financing Rate ("SOFR") plus a 0.975% spread (comprised of a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio, plus a 0.1% credit spread adjustment). Following the Amendment Agreement and from August 28, 2026 through August 31, 2026, outstanding borrowings under the Credit Facilities bore interest at a rate equal to the applicable one-month Term SOFR plus a 0.875% interest rate margin, based on a pricing grid determined by reference to our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. Interest on the 2025 Credit Facilities is currently payable on the last business day of each month, in arrears.
We continue to pay a commitment fee on the daily unused amount of the 2025 Revolving Facility using a pricing grid based on our senior unsecured non-credit enhanced long-term debt rating and our total leverage ratio. The commitment fee remained consistent at 0.1% from April 8, 2025 through August 31, 2026.
The 2025 Credit Agreement contains usual and customary event of default provisions for facilities of this type, which are subject to usual and customary grace periods and materiality thresholds. If an event of default occurs under the 2025 Credit Agreement, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings immediately due and payable.
The 2025 Credit Agreement contains usual and customary affirmative and negative covenants for facilities of this type, including a financial covenant requiring maintenance of a total leverage ratio of no greater than 3.75 to 1.00 as of the last day of each fiscal quarter (subject to an increase to 4.25 to 1.00 for five consecutive fiscal quarters in connection with certain material acquisitions). We were in compliance with all covenants and requirements of the 2025 Credit Agreement as of August 31, 2026.
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
Interest Expense
The following table presents the interest expense on our outstanding debt which is a component of Interest expense in our Consolidated Statements of Income.

	Years Ended August 31,
(in thousands)	2026	2025	2024
Interest expense on outstanding debt	$54,444	$57,749	$65,412
Interest expense on our outstanding debt includes the related amortization of debt issuance costs and debt discounts, net of the effects related to any outstanding interest rate swaps. The debt issuance costs for the 2025 Term Facility and 2025 Revolving Facility are amortized to Interest expense in the Consolidated Statements of Income on a straight-line basis over the contractual term of the debt (which approximates the effective interest method for the 2025 Term Facility). The debt discounts and debt issuance costs for the Senior Notes are amortized to Interest expense in the Consolidated Statements of Income over the contractual term of the debt, leveraging the effective interest method.
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
Purchase Commitments with Suppliers and Vendors
Purchase obligations represent our legally-binding agreements to purchase fixed or minimum quantities at determinable prices. We had total purchase obligations with suppliers and vendors of approximately $360 million and $352 million, as of August 31, 2026 and 2025, respectively. Our total purchase obligations as of August 31, 2026 primarily relate to the acquisition of data, hosting services, and, to a lesser extent, third-party software providers.
We also have contractual obligations related to our lease liabilities and outstanding debt, refer to Note 9, Leases and Note 10, Debt, respectively, for more information.
Letters of Credit
From time to time, we are required to obtain letters of credit in the ordinary course of business. In addition, the 2025 Revolving Facility allows for the availability of up to $100.0 million in the form of letters of credit. We have not obtained any letters of credit under the 2025 Revolving Facility since its inception. No liabilities related to our outstanding letters of credit are reflected in the Consolidated Balance Sheets. Refer to Note 10, Debt, for information regarding the 2025 Revolving Facility.
Contingencies
Legal Matters
In the normal course of our business, we are engaged in various legal proceedings, claims, and litigation, and are from time to time subjected to government and regulatory proceedings, investigations, and inquiries. In view of the uncertainty inherent in such matters, we cannot predict the eventual outcome of such matters or the timing of their resolution, or in most cases reasonably estimate what the eventual judgments, damages, fines, penalties or impact of activity restrictions (if any) may be. As a result, we cannot provide assurance that such outcomes will not have a material adverse effect on our consolidated financial position, results of operations, cash flows, business or competitive position. Based on information available at August 31, 2026, management believes that the resolution of matters that are currently pending or asserted, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As litigation or the process to resolve pending matters progresses, we will continue to review the latest information available and assess our ability to predict the outcome of such matters and the effects, if any, on our consolidated financial position, results of operations, cash flows, business or competitive position.
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
12. STOCKHOLDERS' EQUITY
The following table presents the shares of common stock repurchased under our share repurchase program and acquired from holders of our stock-based awards upon vesting to satisfy tax withholding requirements:
Share Repurchases

(in thousands, except share data)	Years Ended August 31,
	2026		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount
Repurchases of common stock under the share repurchase program(1)	2,608,284	$643,961	684,960	$300,457	537,800	$235,235
Repurchases of common stock to satisfy tax withholding requirements due upon vesting of stock-based awards	26,347	$6,936	35,791	$16,242	37,589	$16,659
(1) In addition, we are subject to a 1% excise tax on corporate stock repurchases required under the Inflation Reduction Act of 2022 of $6.1 million, $3.0 million and $1.7 million for fiscal 2026, 2025 and 2024, respectively.
We may repurchase shares of our common stock under our share repurchase program from time-to-time in the open market or via privately negotiated transactions, subject to market conditions. There is no defined number of shares to be repurchased over a specified timeframe through the life of our share repurchase program.
On June 17, 2025, our Board of Directors authorized up to $400 million for share repurchases on or after September 1, 2025. On December 16, 2025, our Board of Directors approved an additional $600 million in share repurchase authority, which was available immediately with no expiration date. The additional authorization also removed the expiration date from the June 17, 2025 authorization. As of August 31, 2026, $356.0 million remained available under our share repurchase program.
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
Equity-based Awards
Refer to Note 14, Stock-Based Compensation, for more information on equity awards issued during fiscal 2024 through fiscal 2026.

Dividends
Our Board of Directors approved the following dividends:

Year Ended	Dividends per Share of Common Stock	Record Date	Total Amount (in thousands)	Payment Date
Fiscal 2026
First Quarter	$1.10	November 28, 2025	$40,969	December 18, 2025
Second Quarter	$1.10	February 27, 2026	40,305	March 19, 2026
Third Quarter	$1.16	May 29, 2026	41,500	June 18, 2026
Fourth Quarter	$1.16	August 31, 2026	40,901	September 17, 2026
Total Dividends			$163,675

Fiscal 2025
First Quarter	$1.04	November 29, 2024	$39,572	December 19, 2024
Second Quarter	$1.04	February 28, 2025	39,511	March 20, 2025
Third Quarter	$1.10	May 30, 2025	41,644	June 18, 2025
Fourth Quarter	$1.10	August 29, 2025	41,410	September 18, 2025
Total Dividends			$162,137

Fiscal 2024
First Quarter	$0.98	November 30, 2023	$37,299	December 21, 2023
Second Quarter	$0.98	February 29, 2024	37,360	March 21, 2024
Third Quarter	$1.04	May 31, 2024	39,589	June 20, 2024
Fourth Quarter	$1.04	August 30, 2024	39,470	September 19, 2024
Total Dividends			$153,718
In the third quarter of fiscal 2026, our Board of Directors approved a 5% increase in the regular quarterly dividend from $1.10 to $1.16 per share. Future cash dividend payments are subject to final determination by our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.
Accumulated Other Comprehensive Loss
The components of AOCL as of August 31, 2026 and August 31, 2025 were as follows:

(in thousands)	August 31, 2026	August 31, 2025
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$(858)	$2,143
Accumulated post-employment benefit obligations, net of tax	(5,748)	—
Accumulated foreign currency translation adjustments	(71,849)	(65,891)
Total AOCL	$(78,455)	$(63,748)
13. EARNINGS PER SHARE
Basic earnings per common share ("Basic EPS") is computed by dividing net income by the number of weighted average common shares outstanding during the fiscal year. Diluted earnings per common share ("Diluted EPS") is calculated by using the treasury stock method which assumes the issuance of common stock for all potentially dilutive stock-based awards.

The following is a reconciliation of our Basic and Diluted EPS computations:

	Years Ended August 31,
(in thousands, except per share data)	2026	2025	2024
Numerator
Net income used for calculating Basic EPS and Diluted EPS	$533,481	$597,040	$537,126
Denominator
Weighted average common shares used in the calculation of Basic EPS	36,467	37,924	38,059
Common stock equivalents associated with stock-based compensation plans	145	461	559
Shares used in the calculation of Diluted EPS	36,612	38,385	38,618
Basic EPS	$14.63	$15.74	$14.11
Diluted EPS	$14.57	$15.55	$13.91
The following table presents the potential common shares that were excluded from Diluted EPS as they relate to stock-based awards that were antidilutive or subject to performance conditions which have not been satisfied by the end of each fiscal year:

	Years Ended August 31,
(in thousands)	2026	2025	2024
Stock options	1,599	791	381
Restricted Stock Awards	256	87	88
14. STOCK-BASED COMPENSATION
Our stockholders approved the FactSet Research Systems Inc. 2025 Omnibus Incentive Plan (the "Omnibus Plan") on December 18, 2025. The Omnibus Plan replaced both the FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated and the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated.
On September 1, 2025, the FactSet Research Systems Inc. 2025 Employee Stock Purchase Plan replaced the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated.
Our stock-based compensation expense consists of: (i) stock options, (ii) PSOs issued to our CEO, (iii) RSUs, (iv) PSUs, and (v) common stock purchased by eligible employees under our ESPP.
Stock-based Compensation Expense
The following table presents the stock-based compensation expense for the fiscal years presented:

	Years Ended August 31,
(in thousands)	2026	2025	2024
Stock-based compensation expense	$84,099	$61,229	$63,501
There were no stock-based compensation costs capitalized during fiscal 2024 through fiscal 2026. As of August 31, 2026, $147.2 million of total unrecognized stock-based compensation expense related to non-vested stock-based awards is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

Stock Option Awards
A summary of stock option activity for employee and non-employee directors is as follows:

	Number Outstanding (thousands)	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (millions)(1)	Weighted Average Remaining Contractual Life (years)
Outstanding as of August 31, 2025	1,685	$347.50
Granted – employees	233	$261.59
Granted – CEO PSOs(2)	298	$295.63
Granted – non-employee directors(3)	12	$289.68
Exercised(4)	(123)	$185.34
Forfeited	(190)	$333.71
Outstanding as of August 31, 2026(5)	1,915	$340.43	$51.0	5.8
Options vested and exercisable as of August 31, 2026	1,007	$332.25	$34.2	3.9
Options expected to vest as of August 31, 2026	805	$352.83	$14.4	7.9
(1)The aggregate intrinsic value represents the difference between our closing stock price as of August 31, 2026 of $313.55 and the exercise price, multiplied by the number of options exercisable as of that date.
(2)Reflects a one-time grant of PSOs to our CEO. Refer to CEO Performance Stock Option Awards within this section below, for more information.
(3)The non-employee directors weighted average grant date fair value of stock options granted during fiscal 2026, 2025 and 2024 was $69.88, $144.90 and $132.78, respectively.
(4)The total pre-tax intrinsic value of stock options exercised during fiscal 2026, 2025 and 2024 was $9.2 million, $66.5 million and $89.5 million, respectively.
(5)As of August 31, 2026, 908,564 of our total outstanding stock options were unvested, resulting in unamortized stock-based compensation expense of $52.5 million that is expected to be recognized over the remaining weighted average vesting period of 2.4 years.
During fiscal 2026, 2025 and 2024, the total fair value of stock options vested was $25.1 million, $23.2 million and $20.5 million, respectively.
Employee Stock Option Awards
Our annual grant of employee stock options during the first quarter of each fiscal year makes up the majority of our employee stock options granted in each fiscal year. The following table presents the weighted average inputs used in the lattice model to estimate the grant-date fair value of the employee stock options granted:

	2026	2025	2024
Stock options granted(1)	232,567	203,114	243,379
Risk-free interest rate	3.61% - 4.48%	4.31% - 4.87%	3.78% - 5.53%
Expected life (years)	6.4	6.6	6.6
Expected volatility	27% - 31%	23% - 25%	19% - 25%
Dividend yield	1.38%	0.95%	0.90%
Weighted Average Grant Date Fair Value	$75.40	$133.21	$132.59
(1) Includes the annual employee grant on November 3, 2025, November 1, 2024 and November 1, 2023 of 213,811, 200,693 and 242,371 stock options, respectively. The majority of the stock options granted during fiscal 2026, including the annual employee grant, vest 25% annually on the anniversary date of the grant and are fully vested after four years, expiring ten years from the date of grant. The majority of the stock options granted during fiscal 2025 and 2024, including the annual employee grants, vest 20% annually on the anniversary date of the grant and are fully vested after five years, expiring ten years from the date of grant.

CEO Performance Stock Option Awards
On September 22, 2025, we granted PSOs to our CEO, as part of his May 28, 2025 employment agreement. The PSOs vest if, during the performance period ending on the fifth anniversary of the grant date, our common stock achieves a 30-day trailing volume-weighted average price ("VWAP") equal to or greater than 150% of the 30-day trailing VWAP ending on the grant date. Options are not exercisable before the third anniversary of the grant date. These options expire 10 years from the grant date. We used the Monte Carlo model to estimate the grant date fair value of the September 22, 2025 CEO PSO grant. The following table presents the grant information and model assumptions:

CEO PSO Grant
Employee Grant Details	September 22, 2025
Stock options granted	297,902
Grant Date Fair Value	$73.85
Assumptions
Risk-free interest rate	4.08%
Expected volatility	24.72%
Dividend yield	0.90%
Expected life (years)	5.00
Restricted Stock Awards
A summary of Restricted Stock Award activity for employee and non-employee directors is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2025	293	$429.19
Granted – employee Restricted Stock Awards(1)(2)	326	$257.12
Granted – non-employee directors RSUs(2)	5	$285.16
Vested(3)	(72)	$419.81
Forfeited	(43)	$370.75
Outstanding as of August 31, 2026(4)	509	$323.63
(1)During fiscal 2026, we granted 260,534 RSUs and 65,717 PSUs.
(2)The employee Restricted Stock Awards weighted average grant date fair value granted during fiscal 2026, 2025 and 2024 was $257.12, $444.30 and $423.57, respectively. The non-employee directors RSUs weighted average grant date fair value granted during fiscal 2026, 2025 and 2024 was $285.16, $449.72 and $458.23, respectively.
(3)During fiscal 2026, 2025 and 2024, the total fair value of RSUs vested was $24.8 million, $21.7 million and $17.7 million, respectively, and for PSUs vested was $5.8 million, $14.4 million and $13.6 million, respectively.
(4)As of August 31, 2026, 508,581 Restricted Stock Awards were unvested and outstanding, which resulted in unamortized stock-based compensation expense of $94.7 million that is expected to be recognized over the remaining weighted average vesting period of 2.6 years.
Employee Restricted Stock Awards
Our annual grant of employee Restricted Stock Awards during the first quarter of each fiscal year makes up the majority of our employee Restricted Stock Awards granted each fiscal year. These awards entitle the holders to shares of common stock as the Restricted Stock Awards vest. For unvested Restricted Stock Awards, holders are not entitled to dividends declared on the underlying shares. In accordance with the Omnibus Plan, Restricted Stock Awards granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.

The majority of the RSUs granted during fiscal 2026 vest 25% annually on the anniversary date of the grant and are fully vested after four years, while the majority of the RSUs granted in fiscal 2025 and 2024 vest 20% annually over five years. The majority of the PSUs granted cliff vest on the third anniversary of the grant date. The ultimate number of common shares that may be earned pursuant to our PSU awards depends on the level of our achievement of stated financial performance objectives. The achievement range was 0% to 200% for the November 3, 2025, November 1, 2024 and November 1, 2023 annual grants.

Stock-based Awards Available for Grant
On December 18, 2025, the Omnibus Plan authorized an additional 1.8 million shares available for grant. As of August 31, 2026, we had 4.2 million shares available for future awards to employees and non-employee directors.
15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
Our 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of FactSet and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Code. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Code. We match up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by FactSet. We contributed $16.1 million, $14.8 million and $14.2 million in matching contributions to employee 401(k) accounts during fiscal 2026, 2025 and 2024, respectively.
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

The following tables reflect the results of operations of our segments:

(in thousands)
Year Ended August 31, 2026	Americas	EMEA	Asia Pacific	Total
Revenues	$1,617,438	$605,339	$253,479	$2,476,256
Operating expenses(1)	1,357,872	346,936	71,491	1,776,299
Operating income	$259,566	$258,403	$181,988	$699,957
Total other income (expense), net				(50,241)
Income before income taxes				$649,716

Other segment disclosures
Depreciation and amortization	$164,094	$8,635	$8,101	$180,830
Stock-based compensation	$67,677	$11,006	$5,416	$84,099
Capital expenditures(2)	$97,291	$13,006	$4,423	$114,720

Year Ended August 31, 2025	Americas	EMEA	Asia Pacific	Total
Revenues	$1,506,108	$580,284	$235,356	$2,321,748
Operating expenses(1)	1,200,145	306,282	67,018	1,573,445
Operating income	$305,963	$274,002	$168,338	$748,303
Total other income (expense), net				(27,345)
Income before income taxes				$720,958

Other segment disclosures
Depreciation and amortization	$141,961	$7,857	$7,873	$157,691
Stock-based compensation	$47,441	$9,182	$4,606	$61,229
Capital expenditures(2)	$95,581	$5,924	$7,301	$108,806

Year Ended August 31, 2024	Americas	EMEA	Asia Pacific	Total
Revenues	$1,419,901	$563,128	$220,027	$2,203,056
Operating expenses(1)	1,158,111	280,165	63,481	1,501,757
Operating income	$261,790	$282,963	$156,546	$701,299
Total other income (expense), net				(49,796)
Income before income taxes				$651,503

Other segment disclosures
Depreciation and amortization	$110,147	$7,171	$7,869	$125,187
Stock-based compensation	$51,601	$8,007	$3,893	$63,501
Capital expenditures(2)	$77,417	$3,835	$4,429	$85,681
(1)Operating expenses consist of Cost of services and SG&A costs.
(2)Capital expenditures include purchases of PPE and capitalized internal-use software.

Segment Total Assets
The following table reflects the total assets for our segments:

	As of August 31,
(in thousands)	2026	2025	2024
Segment Assets
Americas	$3,447,703	$3,523,467	$3,178,800
EMEA	536,357	610,364	600,206
Asia Pacific	155,963	170,441	276,034
Total assets	$4,140,023	$4,304,272	$4,055,040
Geographic Information
The following tables reflect our revenues and long-lived assets, split geographically by our country of domicile (the U.S.) and other countries where major subsidiaries are domiciled.
Geographic Revenues
The following table sets forth revenues by geography, attributed to countries based on the location of the client:

(in thousands)	Years ended August 31,
	2026	2025	2024
Revenues
United States	$1,516,107	$1,415,864	$1,340,350
United Kingdom	242,584	231,009	221,850
All other countries(1)	717,565	674,875	640,856
Total revenues	$2,476,256	$2,321,748	$2,203,056
(1) Geographic revenues for Other European Countries were combined with All other countries in fiscal 2026. We conformed the comparative prior year figures to the current year presentation.
Geographic Long-Lived Assets
The following table sets forth long-lived assets by geographic area, which consist of PPE, net and Lease ROU assets, net.

(in thousands)	August 31,
	2026	2025
Long-lived Assets
United States	$87,839	$103,545
Philippines	28,598	38,572
United Kingdom	33,933	16,869
All other countries(1)	42,151	47,993
Total long-lived assets	$192,521	$206,979
(1) India long-lived assets were combined with All other countries in fiscal 2026. We conformed the comparative prior year figures to the current year presentation.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the annual period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were effective.
Remediation of Previously Reported Material Weakness
As first reported in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, we identified deficiencies in the design and operation of IT general controls that support our revenues, accounts receivable, and deferred revenues processes which, in the aggregate, gave rise to a material weakness in internal control over financial reporting. Management, with the oversight of the Audit Committee of our Board of Directors, executed a remediation plan, which included:
•Implementing controls that increase the frequency and effectiveness of user access management and change management, including improved logging and segregation of duties capabilities.
•Formalizing standard operating procedures and documentation for change monitoring and segregation of duties review controls and training relevant personnel on the design and operation of our IT general controls.
•Performing additional testing of IT general controls to demonstrate the sustainability and repeatability of control operating effectiveness.
•Implementing technology solutions to enhance the control framework for supporting change monitoring, segregation of duties and access management review controls.
•Hiring additional IT compliance personnel and Chief Audit Executive.
During the year ended August 31, 2026, management completed our testing of these remediation measures. The enhanced controls operated for a sufficient period of time, and management completed testing of their design and operating effectiveness in the fourth quarter. Based on the results of this testing, management concluded that the material weakness was remediated as of August 31, 2026.
Changes in Internal Control over Financial Reporting
Other than completion of the remediation measures described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K) during the quarter ended August 31, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be furnished by this Item 10 is incorporated herein by reference to our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days of August 31, 2026 (the "Proxy Statement").
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
Equity Compensation Plan Information
The following table summarizes, as of August 31, 2026, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	2,423,880	(1)	$340.43	(2)	4,222,373
Equity compensation plans not approved by security holders	—		—		—
Total	2,423,880	(1)	$340.43	(2)	4,222,373
(1)Includes 1,617,397 shares issuable upon exercise of outstanding stock options, 297,902 shares issuable upon the conversion of outstanding performance stock options, 384,931 shares issuable upon vesting of outstanding RSUs and 123,650 shares issuable upon the conversion of outstanding PSUs.
(2)Weighted average exercise price of outstanding stock options and PSOs only.
(3)In accordance with the Omnibus Plan, each Restricted Stock Award granted or canceled/forfeited is equivalent to 2.5 shares deducted from or added back to, respectively, the aggregate number of stock-based awards available for grant.
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
2.Financial Statements Schedule
FactSet Research Systems Inc.
Schedule II – Valuation and Qualifying Accounts

(in thousands)
Description	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable Allowance:
2026	$13,789	$6,623	$(6,828)	$13,584
2025	$14,581	$4,973	$(5,765)	$13,789
2024	$7,769	$7,420	$(608)	$14,581
Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included in the Consolidated Financial Statements or notes thereto included in this Annual Report on Form 10-K.
3.Exhibits
The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	FactSet Research Systems Inc. Third Amended and Restated Certificate of Incorporation	8-K	001-11869	3.1	12/22/2025
3.2	FactSet Research Systems Inc. Amended and Restated By-Laws	8-K	001-11869	3.1	9/30/2026
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
4.1	Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.1	3/1/2022
4.2	Supplemental Indenture, dated as of March 1, 2022, between FactSet Research Systems Inc. and U.S. Bank Trust Company, National Association, as trustee	8-K	001-11869	4.2	3/1/2022
4.3	Form of 2.900% Global Note due 2027 (included in Exhibit A-1 to Exhibit 4.2 above)	8-K	001-11869	4.3	3/1/2022
4.4	Form of 3.450% Global Note due 2032 (included in Exhibit A-2 to Exhibit 4.2 above)	8-K	001-11869	4.4	3/1/2022

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/6/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	FactSet Research Systems Inc. 2025 Omnibus Incentive Plan(1)	S-8	333-292658	99.1	1/9/2026
10.7	Form Restricted Share Unit Award Agreement(1)	10-Q	001-11869	10.2	4/2/2026
10.8	Form Stock Option Award Agreement(1)	10-Q	001-11869	10.3	4/2/2026
10.9	Form Performance Share Unit Award Agreement(1)	10-Q	001-11869	10.4	4/2/2026
10.10	FactSet Research Systems Inc. Executive Severance Plan(1)	8-K	001-11869	10.1	7/3/2024
10.11	Form of FactSet Research Systems Inc. Equity Award Agreement(1)	8-K	001-11869	10.2	3/5/2020
10.12	Form of Equity Award Letter Agreement (Omnibus Plan)(1)	10-Q	001-11869	10.5	4/2/2026
10.13	Credit Agreement dated April 8, 2025, among FactSet Research Systems Inc., the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto, and PNC Bank, National Association, as the administrative agent	8-K	001-11869	1.1	4/8/2025
10.14	Amendment No.1 dated August 28, 2026, among the Company, the lenders party thereto and PNC Bank, National Association, as the administrative agent	8-K	001-11869	10.1	8/31/2026

10.15	Separation Agreement and General Release of Claims by and between FactSet Research Systems Inc. and Linda Huber, dated July 22, 2024	8-K	001-11869	10.1	7/23/2024
10.16	Employment Agreement dated May 28, 2025 between FactSet Research Systems Inc. and Sanoke Viswanathan(1)	10-Q	001-11869	10.2	7/3/2025
10.17	Retirement Agreement and General Release of Claims between FactSet Research Systems Inc. and F. Philip Snow(1)	10-K	001-11869	10.13	10/22/2025
10.18	Employment Agreement dated April 2, 2026 between FactSet Research Systems Inc. and Joshua Warren(1)	10-Q	001-11869	10.1	7/1/2026
10.19	Separation Agreement and General Release of Claims between FactSet Research Systems Inc. and Helen Shan(1)	10-Q	001-11869	10.2	7/1/2026
19	FactSet Research Systems Inc. Securities and Insider Trading Policy	10-K	001-11869	19	10/29/2024
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97	FactSet Research Systems Inc. Incentive Compensation Recoupment Policy	10-K	001-11869	97	10/27/2023
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101	X
(1)Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 20, 2026	/s/ SANOKE VISWANATHAN
Sanoke Viswanathan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SANOKE VISWANATHAN	Chief Executive Officer and Director	October 20, 2026
Sanoke Viswanathan	(Principal Executive Officer)

/s/ JOSHUA WARREN	Executive Vice President, Chief Financial Officer	October 20, 2026
Joshua Warren	(Principal Financial Officer)

/s/ GREGORY T. MOSKOFF	Managing Director, Controller and Chief Accounting Officer	October 20, 2026
Gregory T. Moskoff	(Principal Accounting Officer)

/s/ ROBIN A. ABRAMS	Director	October 20, 2026
Robin A. Abrams

/s/ SIEW KAI CHOY	Director	October 20, 2026
Siew Kai Choy

/s/ BARAK EILAM	Director	October 20, 2026
Barak Eilam

/s/ MALCOLM FRANK	Director	October 20, 2026
Malcolm Frank

/s/ LAURIE G. HYLTON	Director	October 20, 2026
Laurie G. Hylton

/s/ MARCEL PRINS	Director	October 20, 2026
Marcel Prins

/s/ LEE SHAVEL	Director	October 20, 2026
Lee Shavel

/s/ LAURIE SIEGEL	Director	October 20, 2026
Laurie Siegel

/s/ MARIA TERESA TEJADA	Director	October 20, 2026
Maria Teresa Tejada

/s/ ELISHA WIESEL	Director	October 20, 2026
Elisha Wiesel